Form 10-Q
period 1996-06-30
CROWN AMERICAN REALTY TRUST
filed 1996-08-13
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

Commission file number:  1-12216

CROWN AMERICAN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland
	(State or other jurisdiction of incorporation or organization)

25-1713733
(IRS Employer Identification No.)

	Pasquerilla Plaza, Johnstown, Pennsylvania  15901
	(Address of principal executive offices)

(814) 536-4441
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest, par value $.01 per share
(Title of Class)

As of July 31, 1996, 27, 526,374 Common Shares of Beneficial Interest of the registrant were issued and outstanding.

New York Stock Exchange
(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


 Yes   X                                                         No  ____

Crown American Realty Trust
Form 10-Q

INDEX

Part I - 	Financial Information	 Page

	Item 1: 	Financial Statements

		Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995    	3

		Consolidated Income Statements for the six and three months ended
  June 30, 1996	and 1995                                                    4

		Consolidated Statement of Shareholders' Equity for the six months ended
		June 30, 1996                                                            	5

		Consolidated Statements of Cash Flows for the six months ended
  June 30, 1996 and 1995	                                                   6

		Notes to Consolidated Financial Statements                          	7 - 10

	Item 2:	Management's Discussion and Analysis of Financial Condition
  and	Results of Operations                                           11 - 15


Part II - Other Information

	Item 1:	Legal Proceedings                                                	16

	Item 2:	Changes in Securities                                            	16

	Item 3:	Defaults Upon Senior Securities                                  	16

	Item 4:	Submission of Matters to a Vote of Security Holders              	16

	Item 5:	Other Information                                                	16

	Item 6: 	Exhibits and Reports on Form 8-K                                 16

	Signatures	                                                               17


CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                              June 30, 1996    December 31, 1995

                                                         (Unaudited)
                                                        (in thousands)
Assets

Income properties:
  Land                                          $  122,263     $  122,445
  Buildings and improvements                       786,300        757,834
  Deferred leasing and other charges                41,022         52,941
Net                                                949,585        933,220
  Accumulated depreciation and amortization       (267,282)      (263,650)
Net                                                682,303        669,570
Investment in joint venture                          5,808          5,893
Cash and cash equivalents                            6,379          6,036
Tenant and other receivables                        11,626         15,325
Deferred charges and other assets                   35,422         40,694
Net                                             $  741,538     $  737,518


Liabilities and Shareholders' Equity

Debt on income properties                       $  562,286     $  541,082
Accounts payable and other liabilities              31,761         39,152
Net                                                594,047        580,234

Minority interest in Operating Partnership          37,672         39,873

Commitments and contingencies

Shareholders' equity:
  Common shares, par value $.01 per share,
    120,000,000 shares authorized, 27,516,185
    and 27,450,333 shares issued and outstanding
    at June 30, 1996 and December 31, 1995,
    respectively                                       275            274
  Additional paid-in capital                       182,479        181,337
  Accumulated deficit                              (72,935)       (64,200)
Net                                                109,819        117,411

Net                                             $  741,538     $  737,518

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Income Statements
(Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                   1996        1995         1996        1995
                                      (in thousands, except per share data)
Rental operations:
 Revenues:
  Minimum rent                  $   20,584   $  20,792    $  41,542   $  41,560
  Percentage rent                      998       1,119        2,617       2,595
  Property operating cost
    recoveries                       6,711       7,032       14,636      14,437
  Temporary and promotional
   leasing                           1,393       1,147        2,780       2,309
  Net utility income                   591         720        1,272       1,284
  Business interruption insurance      356         353          830         863
  Miscellaneous income                 306         403          679         768
Net                                 30,939      31,566       64,356      63,816

 Property operating costs:
  Recoverable operating costs        9,549       9,858       20,277      19,411
  Property administrative costs        495         373          992         963
  Other operating costs                693         619        1,327       1,183
  Depreciation and amortization      9,160       8,870       16,900      16,739
                                    19,897      19,720       39,496      38,296
Net                                 11,042      11,846       24,860      25,520
Other expenses:
 General and administrative            989         746        1,984       1,926
 Interest                           11,086      10,809       22,318      20,816
                                    12,075      11,555       24,302      22,742
Net                                 (1,033)        291          558       2,778

Property sales, disposals and
 adjustments:
 Adjustment to carrying value of
  assets to be disposed of                     (35,000)                 (35,000)
 Gain on sale of outparcel land      1,755       1,851        2,584       2,192
Net                                  1,755     (33,149)       2,584     (32,808)

Income (loss)  before extraordinary
 items and minority interest           722     (32,858)       3,142     (30,030)
 Extraordinary loss on early
  extinguishment of debt              (120)                    (120)
 Extraordinary gain on fire
  insurance claim                                7,700                   11,000

Income (loss) before minority
 interest                              602     (25,158)       3,022     (19,030)

Minority interest in Operating
 Partnership                          (151)      6,481         (767)      4,936

Net income (loss)               $      451   $ (18,677)   $   2,255   $ (14,094)

Per share data (after
 minority interest):
 Income (loss)  before
  extraordinary item            $      .01   $    (.89)   $     .08   $    (.81)
 Extraordinary items                               .21                      .30
 Net income (loss)              $      .01   $    (.68)   $     .08   $    (.51)

Weighted average shares
 outstanding                        27,493      27,399       27,476      27,316


 The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)


   Common                                      Additional
   Shares                            Common     Paid in    (Accumulated
 Outstanding                         Shares     Capital     Deficit)     Total

 (in thousands)                                (in thousands)
27,450   Balance, January 1, 1996 $     274  $  181,337  $  (64,200) $  117,411

    66   Shares issued under
          dividend reinvestment
          plan                            1         502                     503

         Transfer in (out) of
          limited partner's
          interest in the
          Operating Partnership        (438)                   (438)

         Capital contributions
          from Crown Investments
          Trust:
           Cash flow support          1,078                   1,078
           Tenant allowances

         Net income                                           2,255       2,255

         Dividends paid                                     (10,990)    (10,990)

27,516   Balance, June 30, 1996           $      275  $  182,479  $  (72,935) $  109,819



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                      Six Months Ended June 30,
                                                              1996          1995
                                                                 (in thousands)
Cash flows from operating activities:
 Net income (loss)                                      $   2,255     $ (14,094)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Minority interest in Operating Partnership                 767        (4,936)
   Adjustment to carrying value of assets to be
    disposed of                                                          35,000
   Equity earnings in joint venture                          (300)         (383)
   Depreciation and amortization                           21,277        20,904
   Extraordinary loss on early extinguishment of debt         120
   Extraordinary gain on fire insurance claim                           (11,000)
   Net changes in:
    Tenant and other receivables                            3,699         2,031
    Deferred charges and other assets                       2,442         2,161
    Accounts payable and other liabilities                 (7,391)          554
     Net cash provided by operating activities             22,869        30,237

Cash flows from investing activities:
 Investment in income properties (1995 includes
  $53.9 million related to two purchased malls
  - see Note 3)                                           (29,536)      (73,469)
 Distributions from joint venture                             200           300
     Net cash (used in) investing activities              (29,336)      (73,169)

Cash flows from financing activities:
 Net proceeds from sale of common shares and from
  dividend reinvestment plan                                  503         3,374
 Proceeds from issuance of debt, net of issuance cost      40,804        60,854
 Debt repayments                                          (21,179)       (2,612)
 Dividends and distributions paid                         (14,766)      (24,802)
 Advances from affiliate                                                  6,400
 Cash flow support                                          1,448         1,228
     Net cash provided by financing activities              6,810        44,442

Net increase in cash and cash equivalents                     343         1,510

Cash and cash equivalents, beginning of period              6,036         2,136

Cash and cash equivalents, end of period                $   6,379     $   3,646

Interest paid (net of capitalized amounts)              $  20,188     $  19,054
Interest capitalized                                    $   1,439     $   1,587

Non-cash financing activities:
 Tenant improvements funded by Crown Investments
  Trust, including $0 and $15 allocated to minority
  interest in Operating Partnership                     $             $      57
 Issuance of partnership units related to Wyoming
  Valley acquisition                                    $             $   8,149



The accompanying notes are an integral part of these statements.


CROWN AMERICAN REALTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

In 1993 Crown American Corporation, a Pennsylvania Corporation, and a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"), approved a business combination plan in which Crown American Associates ("Crown Associates" and "Successor to Crown American Corporation") and Crown American Realty Trust (the "Company") were formed. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company raised approximately $405 million in equity through an initial public offering of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase a 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above and is the successor entity of Crown American Realty Properties (the "Predecessor"). The proceeds were used by the Operating Partnership to retire debt.

Simultaneously with the public offering, Crown Associates and an affiliate transferred certain properties (collectively, the "Properties") and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership which is 99.5% owned by the Operating Partnership and 0.5% owned by the Company. As a result, the Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls.

The limited partnership interest in the Operating Partnership and the 1.6 million shares in the Company received for two malls transferred in 1993 are held by Crown Investments Trust ("Crown Investments"), an affiliate of Crown Associates, or members of the Pasquerilla family.

Simultaneously with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt (the "Mortgage Loans") secured by its 15 enclosed shopping malls. The $300 million of mortgage debt, together with the proceeds of the equity offering, were used to retire existing debt contributed by the Predecessor.

In January and February 1995 the Company purchased two malls - see Note 3.

The Properties currently consist of: (1) 24 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania (3) Patrick Henry Corporate Center, an office building located in Newport News, Virginia, (4) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (5) a parcel of land improved with a building leased to an anchor store tenant.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other debt instruments, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority-owned subsidiary, the Operating Partnership (74.4% owned by the Company), which in turn includes the Financing Partnership (99.5% owned by the Operating Partnership and 0.5% by the Company). All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1995, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - DEBT ON INCOME PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

<CATPION>

	                                     June 30, 1996      	December 31, 1995
Mortgage loans	                         $ 280,637             $	280,637
Permanent loans                          	170,661               171,049
Construction loans	                       	71,652               	52,800
Secured term loans		                       39,336	               36,596
	                                    			$	562,286            	$	541,082

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.20% during 1993, 1994 and 1995. The average rate as of June 30, 1996 is 7.25%. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents.

Principal of the Mortgage Loans is subject to prepayment, in whole or in part, at the option of the Financing Partnership, on any monthly interest payment date after five years; provided, however, that the mandatory principal payments due at the end of year five may be made at any time after the end of year four. The first $80.6 million tranche can be prepaid after August 1997, subject to the payment of a yield maintenance charge. After February 1998 prepayment of this tranche would not be subject to the yield maintenance charge. After August 1998 voluntary prepayments of the remaining two tranches would be subject to the payment of a yield maintenance charge; however, six months prior to the due date of the remaining two tranches, prepayment may be made without penalty. Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.

The Company is also required to deposit funds, either quarterly or annually, in a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from such accounts for the specific items related to such account. As of June 30, 1996, $2.7 million of cash was restricted for the above items, including a fully-funded storage tank remediation reserve, and is included in deferred charges and other assets.


Permanent Loans

At June 30, 1996, permanent loans consisted of 10 loans secured by eight properties held by the Operating Partnership with various maturities from January 1997 through December 2008. Included in permanent loans are (1) a $3.2 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and (2) a 4% Industrial Development Bond secured with a $1.5 million letter of credit. This letter of credit expires on April 30, 1997, and requires an annual fee of $22,000.

In June 1996, the Company closed a $17.0 million mortgage loan secured by a mall property. The new loan has a fixed interest rate of 8.7% and a five year term. The proceeds from the new loan were primarily used to repay $16.5 million of existing debt on the same property which had a 9.9% rate and which had been scheduled to mature in September 1996. Unamortized deferred financing costs of $120 thousand related to the repaid debt were written off in June 1996 as an extraordinary loss on early extinguishment of debt.

Construction Loans

At June 30, 1996, the Company had construction loans on three malls. The loans bear interest at variable interest rates indexed to the LIBOR rate. Crown Investments has guaranteed one loan of $18.5 million. The loans have certain restrictive covenants including minimum coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

Secured Term Loans

At June 30, 1996, the Company had four secured term loan arrangements totaling $43.3 million of which $39.3 million was outstanding ($36.6 million outstanding
at December 31, 1995).   The $20.0 million and $10.0 million loans expire in
January 1997 and are restricted to be used primarily for the Viewmont Mall expansion. The $7.7 million loan ($5.6 million outstanding at June 30, 1996) is used for construction commitments at West Manchester, Lycoming, Uniontown and North Hanover Malls. This loan expires in January 1997. The $5.6 million revolving loan ($4.6 million outstanding at June 30, 1996) is used for general corporate purposes and was renewed for an additional 12 months on April 29. The loans have certain restrictive covenants including the maintenance of certain coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

The Company is required to maintain a letter of credit payable to the lender for construction of an addition at West Manchester Mall and additions at Lycoming, Uniontown, and North Hanover Malls. This letter of credit has been reduced from $7.7 million to $2.0 million due to the completion of the additions at West Manchester and Lycoming Malls. The letter of credit expires on January 31, 1997 and requires an annual fee of $40,000.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans related to seven of the Operating Partnership properties (aggregate principal outstanding of $401.7 million at June 30, 1996) have fixed interest rates ranging from 0% to 9.8%. The weighted average interest rate on this fixed-rate debt at June 30, 1996 and December 31, 1995 was 7.85% and 7.90%, respectively. The weighted average interest rate during the six months ended June 30, 1996 and 1995 was 7.90% and 7.74%, respectively.

All of the remaining loans (aggregate principal outstanding of $160.6 million at June 30, 1996) have variable rated debt based on spreads ranging from 1.75% to 5.0% above 30 day LIBOR, except for one loan which is based on the prime rate plus .625%. The weighted average interest rate on the variable rated debt at June 30, 1996 and December 31, 1995 was 8.00% and 8.44%, respectively. The weighted average interest rate during the six months ended June 30, 1996 and 1995 was 8.03% and 8.63%, respectively.


Debt Maturities

As of June 30, 1996, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):


 	 Period/Year Ending
     December  31,
			1996 (six months)                        	$  	1,625
			1997 (year)	                             	  159,453
			1998 (year)		                                93,068
			1999 (year)	                                   	826
			2000 (year)		                               177,725
		   Thereafter		                              129,589
			Net                                       $	562,286

NOTE 3 - PURCHASE OF TWO MALLS

At the time of the Company's formation in 1993, Crown Associates retained (i) a 50% tenancy-in-common title to two enclosed shopping malls (Wyoming Valley Mall located in Wilkes-Barre, Pennsylvania and Middletown Mall located in Fairmont, West Virginia) and (ii) related ground leasehold interests pursuant to long-term ground leases of each of such undivided interests. The other 50% tenancy-in-common interests in both properties were held by an unrelated third party, which at the time objected to the purchase of the properties by the Company.

In 1994, the Company, Crown Associates and the unrelated third party entered into agreements under which all interests in the two malls together with the related working capital were transferred to the Operating Partnership. The Wyoming Valley Mall was transferred on January 31, 1995 and the Middletown
Mall was transferred on February 1, 1995 in exchange for $45.2 million in cash, the assumption of debt aggregating $7.8 million, of which $6 million is a non-recourse note (related to the Middletown Mall), and an additional 1,786,459 partnership units equal to a 5.1% partnership interest in the Operating Partnership, which were issued to an affiliate of Crown Investments Trust. The Company also paid all transaction costs, including transfer taxes and legal fees. There is additional contingent consideration to CAIC with respect to Middletown Mall, to be paid in partnership units, based on this mall's operating performance over the following three year period. Working capital at the date of purchase approximated $1.0 million.

The two malls were recorded at approximately $62.0 million, including (a) $53.9 million based on the acquisition price paid to the unrelated third party, the debt assumed, and the monetary consideration paid to Crown Associates, and
(b) $8.1 million based on the historical cost of Crown Associates as a result of the issuance of additional partnership units. Due to use of historical cost basis for valuing a portion of the purchase price, the additional limited partnership units issued for Wyoming Valley Mall resulted in a net reduction in additional paid in capital of $739,000.


NOTE 4 - EXTRAORDINARY GAIN

On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leaseable area (GLA) as well as affecting three additional small shops containing approximately 18,000 square feet of GLA. In 1995 the Company filed a claim with its insurance company for property damage and business interruption losses. In the first quarter of 1995 an extraordinary gain of $3.3 million was recorded representing the excess of advances received under the property damage insurance over the net book value of destroyed assets and related demolition and clean up costs. In the second quarter of 1995 an additional extraordinary gain of $7.7 million was recorded representing the remaining estimated gain expected to be realized upon settlement of the insurance claim. In the third quarter of 1995 the Company settled the claim with the insurance company and recorded $0.2 million of additional gain. The Company also has business interruption insurance that has provided for lost income on the damaged part of the mall through May 1996. The destroyed portion of the mall is being re-built and expanded, the first phase of which will open in the third quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10Q for the quarter ended June 30, 1996.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the six months and the three months ended June 30, 1996 and 1995. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim financial statements on pages 3 to 10.

Performance Measurement

Management believes that there are several important factors that contribute to the ability of the Company to increase rent and improve profitability of its enclosed shopping malls and other income properties, including aggregate anchor tenant and mall shop tenant sales volume, mall shop retail tenant sales per square foot and occupancy levels. Each of these factors has a significant effect on Funds from Operations and EBITDA.

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before real estate depreciation and amortization (as defined) and extraordinary items, and additionally includes amounts under the Company's cash flow support agreement (see Note 7 to the financial statements included in the Company's 1995 Form 10K). Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gain on sales of outparcel land have been included in this supplemental measure of performance. Gain on sales of anchor store locations, adjustments to carrying values of assets to be disposed of, and the extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

EBITDA is defined as revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization. Management believes this measure provides the clearest indicator of operating performance for the following reasons:
(i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and
(iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the accompanying consolidated financial statements and notes thereto.


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   1996         1995        1996       1995
                                     (in thousands, except per share data)
Selected Financial Data:

EBITDA (2 & 4)                     $ 22,063     $ 22,939    $ 44,617   $ 44,928

Funds from Operations (FFO) (3&4)
 Net Income                        $    451     $(18,677)   $  2,255   $(14,094)
 Adjustments:
  Minority interest in Operating
   Partnership                          151       (6,481)        767     (4,936)
  Adjustment to carrying value of
   assets to be disposed of                       35,000                 35,000
  Depreciation and amortization       9,449        9,025      17,520     17,313
  Operating covenant amortization       647          745       1,293      1,392
  Cash flow support                     690          658       1,448      1,226
  Extraordinary loss on early
   extinguishment                       120                      120
  Extraordinary gain on fire
   insurance claim                                (7,700)               (11,000)
 Funds from Operations (FFO)       $ 11,508     $ 12,570     $ 23,403  $ 24,901
Funds from Operations (Company's
 percentage share):
 Funds from Operations             $  8,593     $  9,388     $ 17,485  $ 18,685
 Funds from Operations per share
  (1)                              $    .32     $    .34     $    .64  $    .68

Average shares outstanding           27,493       27,399       27,476    27,316

(1) Per share data is based on the average shares outstanding for each period as shown in the table.
(2) EBITDA represents earnings (before minority interest and extraordinary item) before interest, and all depreciation and amortization.
(3) Funds from Operations represents net income before depreciation and amortization of real estate assets, plus cash flow guarantee amounts, and excluding unusual items.
(4) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison of Six and Three Months Ended June 30, 1996 to the corresponding periods of 1995

- - - Revenues

Adjusting for the effect of the two malls that were purchased at the end of January 1995, comparable total revenues for the first six months of 1996 were down $0.5 million compared to 1995, as $0.9 million from higher minimum rents and higher temporary leasing income was offset by $0.9 million in lower step rent income (due mostly to write-off's of step rent receivables related to tenant bankruptcies and early terminations) and $0.3 million in lower lease buyouts and $0.2 million in lower recovery and other income. Minimum rents from small shop tenants were up slightly from last year, as higher average rental rates were largely offset by lower mall shop occupancy rates. Percentage rents from small shops are up $0.1 million due to higher tenant sales.
Minimum and percentage rents for anchor stores on a combined basis were flat with 1995.

For the second quarter of 1996, total revenues were down $0.6 million compared to 1995, as $0.4 million from higher minimum rents and temporary leasing income was offset by $0.7 million in lower step rent income (due mostly to write-offs of step rent receivables from tenants that terminated leases early) and $0.3 million in lower recovery income (due mostly to lower recoverable costs in the quarter). Minimum rents from small shop tenants were up slightly from last year, as higher average rental rates were largely offset by lower mall shop occupancy rates. Percentage rents from small shops were flat with 1995. Minimum and percentage rents for anchor stores on a combined basis were down $0.2 million compared with 1995 due mainly to loss of rent from an anchor that closed in early 1996 (Jamesway at South Mall).

- - - Property Operating Costs:

For the first six months of 1996, property operating costs were $39.5 million, a $1.2 million increase from the first six months of 1995. Factors contributing to this $1.2 million increase were the following: a) $0.6 million related to the two acquisition properties bought by the Company in January and February 1995, b) additional recoverable costs and expenses of $0.5 million, primarily due to higher snow removal costs and real estate tax expense, offset by c) lower depreciation and amortization expense of $0.1 million, primarily as a result of stopping depreciation and amortization on assets held for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, which was adopted in the first quarter of 1996.

For the second quarter of 1996, property operating costs were $19.9 million compared with $19.7 million in 1995, a $0.2 million increase. Factors contributing to this $0.2 million increase were the following: a) $0.3 million in higher depreciation and amortization and b) $0.5 million in lower recoverable and non-recoverable property costs from cost containment efforts. During the second quarter, several assets that had been held for sale were no longer being offered due to new development opportunities and other reasons, and accordingly, depreciation was resumed in the second quarter for such properties. (See Note 14 to the financial statements in the Company's 1995 Form 10-K.)

- - - General, Administrative and Interest Expenses:

For the first six months of 1996, general and administrative expenses were $2.0 million, up less than $0.1 million from 1995. In the second quarter of 1996, general and administrative expenses were $1.0 million, about $0.2 million more than 1995.

- - - Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $2.6 million for the first six months of 1996 and $1.8 million in the second quarter. These amounts are $0.4 million higher and $0.1 million lower than the amounts in the corresponding periods of 1995.

- - - Net Income:

Net income for the first six months of 1996 was $2.3 million, or $0.08 per share, compared with a $14.1 million loss in 1995, or $0.51 per share. The net loss in 1995 resulted from the $35.0 million adjustment in the carrying value of certain assets that were to be offered for sale (see Note 14 to the financial statements in the Company's 1995 Form 10K), offset by $11.0 million, or $0.30 per share, from extraordinary gain from fire insurance.

Net income for the second quarter of 1996 was $0.5 million, or $0.01 per share, compared with a $18.7 million loss in 1995, or $0.68 per share. The net loss in the second quarter of 1995 resulted from the $35.0 million adjustment in the carrying value of certain assets that were to be offered for sale (see Note 14 to the financial statements in the Company's 1995 Form 10K), offset by $7.7 million, or $0.21 per share, from extraordinary gain from fire insurance.

- - - Funds from Operations:

Beginning in 1996, the Company adopted the new NAREIT (National Association of Real Estate Investment Trusts) definition of Funds From Operations (FFO). All prior period comparative figures have been restated in accordance with the new FFO definition.

For the six months ended June 30, 1996, the Company's percentage share of Funds from Operations (FFO) was $17.5 million, or $0.64 per share, compared with $18.7 million, or $0.68 per share for corresponding period in 1995. FFO during the first six months of 1996 was impacted by several factors compared with the same period of 1995. Positive factors affecting total FFO were: $0.3 million additional contribution from the two malls purchased in the first quarter of 1995; $0.4 million in higher minimum and percentage rents; $0.5 million in higher temporary leasing income; and $0.4 million in higher gain on land sales. These positive factors were offset by: $1.1 million in higher interest costs from higher average balances outstanding, higher amortization of deferred financing costs, and lower capitalized interest; $0.3 million in lower lease buy-out and miscellaneous income; $0.9 million in lower step rent income; and $0.6 million in higher property operating costs (mainly snow removal costs) net of higher recovery income.

For the quarter ended June 30, 1996, the Company's percentage share of Funds from Operations (FFO) was $8.6 million, or $0.32 per share, compared with
$9.4 million, or $0.34 per share for corresponding period in 1995.  FFO during the second quarter of 1996 was impacted by several factors compared with the same period of 1995. Positive factors affecting total FFO were:
$0.1 million in higher minimum and percentage rents; $0.2 million in higher temporary leasing income; and $0.2 million in higher lease buyout income.
These positive factors were offset by: $0.3 million in higher interest costs from higher average balances outstanding, higher amortization of deferred financing costs, offset by higher capitalized interest; $0.2 million in lower utility and miscellaneous income; $0.7 million in lower step rent income; $0.1 million lower gain on land sales; and $0.2 million higher general and administrative costs.

EBITDA - Earnings before Interest, Taxes, Depreciation And Amortization, and Unusual Items

For the six months ended June 30, 1996, EBITDA was $44.6 million compared to $44.9 million in 1995. For the second quarter of 1996, EBITDA was $22.1 million compared to $22.9 million in 1995.

Liquidity and Capital Resources

The Company believes that its cash generated from property operations and funds obtained from property financings will provide the necessary funds on a short
- - -term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to shareholders in amounts that would be necessary to satisfy the REIT requirements under the Internal Revenue Code. The Company's ability to pay dividends is affected by several factors, including cash flow from operations and capital expenditures. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, investment needs and opportunities, capital and other requirements, and such other factors as the Trustees may consider.

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof.

During 1995 the Company started the reconstruction and expansion of the fire-damaged Logan Valley Mall; the entire construction project is expected to be completed in late 1997 and to cost approximately $68 million, including tenant allowances for new tenants; construction financing in an amount up to $57.8 million has been arranged, with the remaining project costs to be funded from the Company's internal cash flows and other sources.


Part II - Other Information

Item 1:	Legal Proceedings

The Company from time to time is involved in litigation incidental to its business. Except as described below, neither the Company, the Operating Partnership nor the Financing Partnership are currently involved in any material litigation and, to the best of the Company's knowledge, there is no material litigation currently threatened against the Company, the Operating Partnership, the Financing Partnership or the Properties, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance or established reserves.

On August 10, 1995, August 17, 1995, and September 8, 1995, complaints were filed by various individuals on behalf of themselves, and also purportedly on behalf of other similarly situated persons, against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995, of various operational and capital resource initiatives by the Company, including a reduction of the Company's quarterly dividend to increase its level of retained internal cash flow and the sale of certain assets that do not currently fit the Company's growth strategy.

A fourth Complaint was filed the week of December 15, 1995, by an individual on behalf of himself and also purportedly on behalf of other similarly situated persons, against the Company and certain of its current and former executive officers in United States District Court for the Eastern District of Pennsylvania. While this Complaint is substantially similar to the previous Complaints, it alleges a class period extending from August 17, 1993, (the IPO
Date) to August 8, 1995.

All four cases have been consolidated in the Western District, and a consolidated amended complaint has been filed. The Company has a motion seeking to dismiss the consolidated action which is currently pending before the Court.

This consolidated legal action is in a very preliminary stage. However, the Company believes, based on advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the action. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

Item 2:	Changes in Securities

	None

Item 3:	Defaults Upon Senior Securities

	None

Item 4:	Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on May 1, 1996 for the purpose of considering and acting on the following proposals:

 1. Election of persons (Mark E. Pasquerilla, Clifford A. Barton, and Margaret T. Monaco) to serve as Trustees for a three-year term.

 The proposals were described in a proxy statement dated March 20, 1996.
A quorum was present at the meeting, and the three proposals were approved.

The holders of 93.5% of the Common Shares which were present in person or by proxy at the Annual Meeting voted for the election of Mark E. Pasquerilla, Clifford A. Barton, and Margaret T. Monaco as Trustees of the Company for three-year terms expiring at the annual meeting of shareholders in 1999.

There were no other nominees for election as a Trustee for a three-year term expiring at the annual meeting of shareholders in 1999. Accordingly, Mark E. Pasquerilla, Clifford A. Barton, and Margaret T. Monaco were elected as Trustees of the Company for a three-year term expiring at the annual meeting of shareholders in 1999.

Item 5:	Other Information

	On August 7, 1996, the Company issued its regular quarterly earnings release and its Second Quarter 1996 Supplemental Financial and Operational Information
Package for analysts and investors.  Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

	Exhibit 99 (a) - Press release dated August 7, 1996
	Exhibit 99 (b) - Second Quarter 1996 Supplemental Financial and Operational
 Information Package

Item 6:	Exhibits and Reports on Form 8-K

	None

	SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:	August 7, 1996	CROWN AMERICAN REALTY TRUST

			/s/ Frank J. Pasquerilla

			 Frank J. Pasquerilla
			 Chairman of the Board
 			of Trustees and Chief Executive Officer
    (Authorized Officer of the Registrant
    and Principal Executive Officer)

Date:	August 7, 1996	CROWN AMERICAN REALTY TRUST

			/s/ Mark E. Pasquerilla

			Mark E. Pasquerilla
			President
   (Authorized Officer of the Registrant
   and Principal Executive Officer)

Date:	August 7, 1996	CROWN AMERICAN REALTY TRUST

			/s/ John M. Kriak

   John M. Kriak
   Executive Vice-President and
			Chief Financial Officer
			(Authorized Officer of the Registrant
			and Principal Financial Officer)

Date:	August 7, 1996	CROWN AMERICAN REALTY TRUST

	/s/ Terry L. Stevens

	Terry L. Stevens
	Senior Vice President and
	Chief Accounting Officer
	(Authorized Officer of the Registrant
	and Principal Financial Officer)

Exhibit 99(a)

NEWS FROM:


C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:		Media:		Christine Menna	814-536-9520
			Investors:	Frank Pasquerilla	814-535-9347
					Mark Pasquerilla	814-535-9364
			Internet:	http://www.crownam.com

IMMEDIATE RELEASE:		Wednesday, August 7, 1996


CROWN AMERICAN REALTY TRUST
ANNOUNCES SECOND QUARTER RESULTS AND DECLARES DIVIDEND

	Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the second quarter (April 1 to June 30) and the first six months of 1996. The Company also declared a regular quarterly dividend.

Dividend Information

	For the quarter ended June 30, 1996, the Board of Trustees declared a regular quarterly dividend of $.20 per share.  The dividend is payable September 13,
1996 to shareholders of record on August 28, 1996.

Financial Information

For the quarter ended June 30, 1996, the Company reports that its percentage share of Funds from Operations (FFO) was $8.6 million, or $0.32 per share, compared with $9.4 million, or $0.34 per share for second quarter 1995. Positive factors affecting total FFO were: $0.1 million in higher minimum and percentage rents; $0.2 million in higher temporary leasing income; and $0.2 million in higher lease buyout income. These positive factors were offset by:
$0.3 million in higher interest costs from higher average balances outstanding and amortization of deferred financing costs offset by higher capitalized interest; $0.2 million in lower utility and miscellaneous income; $0.7 million in lower step rent income (due mostly to write-off's of step rent receivables related to tenant bankruptcies and early terminations); $0.1 million lower gain on land sales; and $0.2 million higher general and administrative costs.


For the first six months of 1996, the Company's share of FFO was $17.5 million or, $0.64 per share, as compared to $18.7 million, or $0.68 per share, for the first six months of 1995. Positive factors affecting total FFO were: $0.3 million additional contribution from the two malls purchased in the first quarter of 1995; $0.4 million in higher minimum and percentage rents; $0.5 million in higher temporary leasing income; and $0.4 million in higher gain on land sales. These positive factors were offset by: $1.1 million in higher interest costs from higher average balances outstanding, higher amortization of deferred financing costs, and lower capitalized interest; $0.3 million in lower lease buy-out and miscellaneous income; $0.9 million in lower step rent income; and $0.6 million in higher property operating costs (mainly snow removal costs) net of higher recovery income.

Total revenues for the second quarter of 1996 were $30.9 million compared to $31.6 million for the second quarter of 1995. Compared to the second quarter 1995 and to the first quarter of this year, total revenues were lower primarily due to lower operating cost recovery income caused mainly from lower
recoverable costs and to lower step rent income, as noted above.   For the
first six months of 1996, total revenues were $64.4 million compared to $63.8 million for the same period in 1995; $1.0 million of the increase relates to inclusion of six months of revenues in 1996 from two malls purchased in early 1995 versus only five months of revenues last year.

Net income for the second quarter of 1996 was $0.5 million, or $0.01 per share, compared with an $18.7 million loss, or ($0.68) per share, in 1995. The net loss in the second quarter of 1995 resulted from the $35.0 million adjustment in the carrying value of certain assets to be disposed of (see Note 14 to the financial statements in the Company's 1995 Form 10K), offset by $7.7 million, or $0.21 per share, from extraordinary gain from fire insurance. For the first six months of 1996, net income was $2.3 million, or $0.08 per share, compared to a $14.1 million loss, or ($0.51) per share, in 1995.

Operating Information

  During the second quarter of 1996, leases for 65,000 square feet of mall shops were signed resulting in $1.4 million in annual base rental income. A total of 45 leases were signed, which included 13 renewals and 32 new leases. The average rent for leases signed was $22.32 per square foot which is 9 percent higher than the average rental rate achieved in the second quarter of 1995. The 1996 rate includes $21.20 for new leases and $26.51 for renewals.

  For the eleventh consecutive quarter the average base rent of the portfolio has increased. The average base rent as of June 30, 1996 was $15.56 per square foot. This is a 4.7 percent increase from $14.86 per square foot as of June 30, 1995.


  Overall, mall shop occupancy was 77 percent as of June 30, 1996, compared with 79 percent at March 31, 1996, and 81 percent at June 30, 1995.

  Mall shop comparable tenant sales for the first six months of 1996 were $88.88 per square foot. This is a 4.7 percent increase over the same period of 1995. In the six centers where the May Company opened new stores in 1995, comparable mall shop tenant sales were up 4.4 percent.

  Occupancy costs (base rent, percentage rent and expense recoveries divided by mall shop sales) were 10.9 percent at both June 30, 1996 and 1995.

  In May 1996, another milestone was completed in the rebuilding and expansion of Logan Valley Mall in Altoona, Pa. (the Company's largest construction project). The mall shop area between JCPenney and Sears that was destroyed in the December 1994 fire has reopened with tenants opening in the third quarter. Despite bad weather conditions in the first quarter of this year, the construction remains on time and on budget. To date, the Company has expended $38 million of the $68 million total project cost. The first level of the new three level parking deck is now open with the remainder of the structure scheduled for a late August completion. In October, the Sears expansion and renovation will be completed and JCPenney is scheduled to open in its new location in February 1997. The current JCPenney area will be converted into mall shops and a food court with a Summer 1997 completion expected. Comparable mall shop tenant sales show continuing momentum with a 6.2 percent increase over the prior year.

  Temporary and seasonal leasing continues to be on track for a record year, with an increase of $0.5 million in the first six months of this year compared to 1995, a 20 percent increase.

  In July 1996, the Company announced that Jacksonville, Florida-based Stein Mart will make its Pennsylvania debut in Allentown's South Mall. The retailer will occupy 37,000 square feet in the former Jamesway location with a November 1996 opening planned. This is the first step in the transformation of South Mall into an upscale village center in accord with the very high household income demographics within a mile radius of the property.

  In June, the Company closed a five-year $17 million mortgage loan secured by Mount Berry Square in Rome, Georgia. The new loan carries a fixed interest rate of 8.7 percent. Proceeds from the new loan were used to repay existing indebtedness on the property which was scheduled to mature later in 1996 and which carried an interest rate of 9.9 percent.

	"With the addition of six new May Company anchor stores, five Sears expansions, and a JCPenney replacement, 1995 was a year of anchor transformations in our portfolio, and 1996 is the beginning of a positive transformation of our mall shop tenants," stated Crown American President, Mark E. Pasquerilla.  "The current consolidation and rationalization in mall specialty retailing, particularly apparel-based retailing, has impacted our occupancy levels in 1996 through a higher than expected level of mall shop closings (123,000 square feet more than in 1995) and a slowing of new lease signings.  However, the specialty retailers that closed in the first half were not strong performers, with an average of only $107 per square foot in annual sales productivity.  The closings were also concentrated in popular priced women's apparel, thus reducing our reliance on this category by six percent."

	Pasquerilla continued, "This ongoing rationalization of mall shop specialty retailers creates an important opportunity to transform the portfolio in a positive way to create long-term value.  We believe the elimination of poorer performing and poorer credit quality specialty retailers will allow us to build a stronger and more viable mall shop tenant base positioned to thrive in future years.  Furthermore, our efforts to introduce retail formats which are new  to our portfolio, to expand service providers, particularly in the medical industry, and to increase the entertainment component through cinema and theme restaurant operators, will create a more productive portfolio in the long term.  However, for the balance of this year, we expect mall shop occupancy to remain relatively stable and to end the year within a range of 77 to 80 percent.  Despite the lower occupancy, mall shop revenues should be relatively stable compared with 1995 as lower occupancy will be somewhat offset by higher average rental rates, and be further cushioned by an expected record year in temporary leasing and another strong year in land sales.  We continue to expect that our full year 1996 FFO results will be near that of 1995."

	Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition, consumer buying trends, weather patterns and other factors.

	Crown American Realty Trust (the "Company") is the sole general partner and
74.4 percent owner of Crown American Properties, L.P. (the "Operating
Partnership").  The Operating Partnership is a general partner of Crown
American Financing Partnership, which together own, acquire, operate and develop regional shopping malls.  Currently, the Company solely owns and operates 24 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New
Jersey, Tennessee and Georgia.  The Company also has a 50 percent joint venture interest in a 25th mall property in Pennsylvania.

 A copy of the Company's Supplemental Financial and Operational Information package follows.

Exhibit 99 (b)


CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1996
OTHER FINANCIAL AND OPERATING DATA
(unaudited)
                                 Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                                   1996      1995        1996      1995
                                      (in thousands, except as noted)
FINANCIAL DATA:
Funds from Operations ($000 except per share data):

  Net Income (loss)                 $    451  $  (18,677) $  2,255 $  (14,094)
  Adjustments:
    Minority Interest in Operating
     Partnership                         151      (6,481)      767     (4,936)
    Adjustment to carrying value
     of assets to disposed                        35,000                 35,000
    Depreciation and amortization
      - real estate                    9,449       9,025    17,520       17,313
    Operating covenant amortization      647         745     1,293        1,392
    Cash flow support amounts            690         658     1,448        1,226
    Extraordinary gain on fire
     insurance                                    (7,700)               (11,000)
    Extraordinary loss on early
     extinguishment of debt              120                   120
  Funds from Operations - - Total  $  11,508  $   12,570 $  23,403   $   24,901

  Funds from Operations - -
   Company's percentage share      $    8,593  $  9,388  $   17,485   $   18,685

  FFO per share                    $     0.32  $   0.34  $     0.64   $    0.68

  Average Shares Outstanding
   during the period (000)             27,493    27,399      27,476       27,316
  Shares Outstanding at period
   end (000)                           27,516    27,410      27,516       27,410

  Average Operating Units
   Outstanding during the period       36,932    36,837      36,915       36,458
  Operating Units Outstanding at
   period end (000)                    36,955    36,849      36,955       36,849

Debt and Interest ($000):

  Fixed rate debt at period end     $ 401,666 $ 405,022  $  401,666   $ 405,022
  Variable rate debt at period end    160,620   132,565     160,620     132,565
    Total debt at period end        $ 562,286 $ 537,587  $  562,286   $ 537,587

  Weighted avg. interest rate on
   fixed rate debt for the period        7.9%      7.8%        7.9%       7.8%
  Weighted avg. interest rate on
   variable rate debt for the
   period                                8.0%      8.5%        8.0%      8.6%

  Total interest expense for period $  11,086  $ 10,809  $   22,318   $   20,816
  Amort. of deferred debt cost for
  period (incl. in interest exp)        1,073       947       2,130        1,762
  Capitalized interest costs during
   period                                 832       585       1,439       1,587



CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1996
OTHER FINANCIAL AND OPERATING DATA
(unaudited)
                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       1996      1995        1996      1995
                                           (in thousands, except as noted)
Capital Expenditures Incurred ($000):
  Tenant improvements, including
   those funded by Crown Investments
    Trust                             $ 4,102   $ 2,575      $ 7,344    $ 5,599
  Leasing costs and commissions           429       432        1,251        678
  Expansions and major renovations     11,841     6,930       20,941     13,349
  Acquired properties                                                    53,900
  All other capital expenditures
   (included in Other Assets)             298       308          460      1,298
    Total Capital Expenditures during
      the period                      $16,670   $10,245       $29,996   $74,824

Other Data ($000):
  Straight Line rental income during
   the period                         $  (425)   $  252       $  (333)   $  611

OPERATING DATA:
  Mall shop GLA at period end
   (000 sq. ft.)                                                5,234     4,925

  Occupancy percentage at period end                              77%       81%

  Comp. Store Mall shop sales -
   6 months (per square foot)                                 $ 88.88    $ 84.89

  Mall shop occupancy cost percentage
   at period end                                                10.9%      10.9%

  Average mall shop base rent at
   period end (psf)                                          $  15.56    $ 14.86

  Mall shop leasing for the period:
    New leases - sq feet (000)             51         75          150        143
    New leases - $ per sq foot       $  21.20   $  18.92     $  19.89    $ 21.16
    Number of new leases signed.           32         40           76         84

    Renewal leases - sq feet (000)         14         31           82        109
    Renewal leases - $ per sq foot   $  26.51   $  24.44     $  17.50  $   16.78
    Number of renewal leases signed.       13         27           52         58

    Tenant Allowances for leases
     signed during the period:
       First Generation Space -
        per sq. ft.                  $  52.04   $  32.10     $  33.54  $   22.62
       Second Generation Space -
        per sq. ft.                  $  33.35   $   9.66     $  12.06  $    6.92
    Leases Signed during the period
     by:
       First Generation Space -
        sq. feet (000)                      8         10           61         22
       Second Generation Space -
        sq. feet (000)               $     57   $     96     $    171  $   230



CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1996
TOP 25 REVENUE -GENERATING TENANTS
            (Unaudited)

                                            Percent of                Total
                                              Total      Number      Sq. Ft.

              Tenant                Notes    Revenues   Of Stores    Occupied
Sears, Roebuck And Co.                         6.0%         19         2,081,245
J C Penney Inc.                      (1)       4.3%         24         1,493,296
The Bon-Ton                          (2)       3.8%         14         1,072,905
May Department Stores Co.            (3)       1.8%         8            991,612
Value City Department Stores                   1.2%         6            441,665
K-Mart Corporation                             1.5%         5            377,575
The Limited Stores Inc.              (4)       5.2%         46           351,792
Proffitts, Inc.                                0.9%         5            318,989
Wal-Mart Stores                                1.2%         3            302,204
Leggett Department Stores            (5)       0.8%         3            249,255
F.W. Woolworth                       (6)       4.0%         76           241,612
Charming Shops                       (7)       1.9%         22           203,156
Deb Shops, Inc.                                1.2%         15            91,447
Hallmark-Owned Stores                          1.7%         26            83,734
The Wall Music Inc.                  (9)       1.5%         20            76,993
Shoe Show Of Rocky Mt. Inc.                    1.4%         19            76,654
Walden Book Co., Inc.                          1.7%         20            67,366
Maurices                                       1.1%         13            64,901
Consolidated Stores                  (8)       1.3%         20            64,422
Payless Shoesource Inc.                        1.2%         20            63,899
County Seat Stores                             1.2%         16            59,396
Tandy Corporation                              1.1%         24            59,265
Intimate Brands, Inc.                (10)      0.9%         12            48,280
The Gap, Inc.                                  0.9%         9             36,093
General Nutrition Inc.                         0.8%         21            31,810

TOTALS                                        48.6%                    8,949,566

Notes:
(1)  Includes 16 J.C. Penney department stores and 8 Thrift Drug stores.
(2)  Excludes 5 former Hess's locations operated on a temporary basis.
(3)  May Co. owns 5 of 8 stores totaling 619,333 square feet.
(4) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(5)  Also affiliated with Belks department stores.
(6)  Includes Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker, and
     Northern Reflections.
(7) Charming Shops recently completed a public offering of $120 million of long-term debt.
(8)  Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.
(9)  Subsidiary of W.H. Smith Group Holdings USA, Inc.
(10) Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.


                                    Three Months    Six Months
                                           Ended June 30,
                                     1996   1995    1996   1995
                                 (in thousands, except per share data)

Rental operations
Revenues
Minimum rent                       $20,584 20,792  41,542 41,560
Percentage rent                        998  1,119   2,617  2,595
Property operating cost recoveries   6,711  7,032  14,636 14,437
Temporary and promotional leasing    1,393  1,147   2,780  2,309
Net utility income                     591    720   1,272  1,284
Business interruption insurance        356    353     830    863
Miscellaneous income                   306    403     679    768
Net                                 30,939 31,566  64,356 63,816

Property operating costs
Recoverable operating costs          9,549  9,858  20,277 19,411
Property administrative costs          495    373     992    963
Other operating costs                  693    619   1,327  1,183
Depreciation and amortization        9,160  8,870  16,900 16,739
                                    19,897 19,720  39,496 38,296
Net                                 11,042 11,846  24,860 25,520
Other expenses
General and administrative             989    746   1,984  1,926
Interest                            11,086 10,809  22,318 20,816
                                    12,075 11,555  24,302 22,742
Net                                 (1,033)   291     558  2,778

Property sales, disposals and
 adjustments:

Adjustment to carrying value of
assets to be disposed of                   (35,000)       (35,000)
Gain on sale of outparcel land       1,755   1,851  2,584   2,192
Net                                  1,755 (33,149) 2,584 (32,808)

Income (loss) before extraordinary
 items and minority interest           722 (32,858) 3,142 (30,030)
Extraordinary loss on early
 extinguishment of debt               (120)          (120)
Extraordinary gain on fire
 insurance claim                             7,700         11,000

Income (loss) before minority
 interest                              602 (25,158) 3,022 (19,030)

Minority interest in Operating
 Partnership                          (151)  6,481   (767)  4,936

Net income (loss)                  $   451 (18,677) 2,255 (14,094)

Per share data (after minority
 interest):
 Income (loss) before
  extraordinary item                $   .01   (.89)    .08   (.81)
 Extraordinary items                           .21            .30
 Net income (loss)                  $   .01   (.68)    .08   (.51)

Weighted average shares
 outstanding                         27,493 27,399  27,476 27,316



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets


                                                June 30, 1996  December 31, 1995

                                                   (Unaudited)
                                                  (in thousands)
Assets

Income properties:
 Land                                             $122,263      $122,445
 Buildings and improvements                        786,300       757,834
 Deferred leasing and other charges                 41,022        52,941
Net                                                949,585       933,220
 Accumulated depreciation and amortization         (267,282)    (263,650)
Net                                                682,303       669,570
Investment in joint venture                          5,808         5,893
Cash and cash equivalents                            6,379         6,036
Tenant and other receivables                        11,626        15,325
Deferred charges and other assets                   35,422        40,694
Net                                               $741,538      $737,518


Liabilities and Shareholders' Equity

Debt on income properties                         $562,286      $541,082
Accounts payable and other liabilities              31,761        39,152
Net                                                594,047       580,234

Minority interest in Operating Partnership          37,672        39,873

Commitments and contingencies

Shareholders' equity:
 Common shares, par value $.01 per share,
  120,000,000 shares  authorized, 27,516,185
  and 27,450,333 shares issued and  outstanding
  at June 30, 1996 and December 31, 1995,
  respectively                                         275           274
 Additional paid-in capital                        182,479       181,337
 Accumulated deficit                               (72,935)      (64,200)
Net                                                109,819       117,411

Net                                               $741,538      $737,518



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flow
(unaudited)
                                                       Six Months Ended June 30,
                                                          1996     1995
                                                        (in thousands)

Cash flows from operating acitivities:
 Net income (loss)                                      $2,255   $(14,094)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interest in Operating Partnership               767     (4,936)
  Adjustment to carrying value of assets to be
   disposed of                                                     35,000
  Equity earnings in joint venture                        (300)      (383)
  Depreciation and amortization                         21,277     20,904
  Extraordinary loss on early extinguishment of debt       120
  Extraordinary gain on fire insurance claim                      (11,000)
 Net changes in:
  Tenant and other receivables                            3,699     2,031
  Deferred charges and other assets                       2,442     2,161
  Accounts payable and oter liabilities                  (7,391)      554
Net cash provided by operating activities                22,869    30,237

Cash flows from investing activities:
Investment in income properties (1995 includes
 ($53.9 million related to two purchased malls -
 see Note 3)                                            (29,536)  (73,469)
Distributions from joint venture                            200       300
Net cash (used in) investing activities                 (29,336)  (73,169)

Cash flows from financing activities:
 Net proceeds from sale of common shares and from
  dividend reinvestment plan                                503     3,374
 Proceeds from issuance of debt, net of issuance cost     40,804   60,854
 Debt repayments                                         (21,179)  (2,612)
 Dividends and distributions paid                        (14,766) (24,802)
 Advances from affiliate                                            6,400
 Cash flow support                                         1,448    1,228
Net cash provided by financing activities                  6,810   44,442

Net increase in cash and cash equivalents                    343    1,510

Cash and cash equivalents, beginnng of period              6,036    2,136

Cash and cash equivalents, end of period                 $ 6,379  $ 3,646

Interest paid (net of capitalized amounts)               $20,188  $19,054
Interest capitalized                                     $ 1,439  $ 1,587

Non-cash financing activities:
Tenant improvements funded by Crown Investments
Trust, including $0 and $15 allocated to minority
interest in Operating Partnership                       $        $    57
Issuance of partnership units related to
 Wyoming Valley acquisition                             $        $ 8,149
