Form 10-Q
period 1996-09-30
CROWN AMERICAN REALTY TRUST
filed 1996-11-04
CIK 905134

Crown American Realty Trust
Form 10-Q






SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

As of October 15, 1996, 27,559,638 Common Shares of Beneficial Interest of the registrant were issued and outstanding.

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


 Yes   X                                                           No  ____

INDEX

Part I - 	Financial Information

	Item 1: 	Financial Statements

		Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

		Consolidated Income Statements for the nine and three months ended September 30, 1996 and 1995

		Consolidated Statement of Shareholders' Equity for the nine months ended
		September 30, 1996

		Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

		Notes to Consolidated Financial Statements

	Item 2:	Management's Discussion and Analysis of Financial Condition and
			Results of Operations


Part II - Other Information

	Item 1:	Legal Proceedings

	Item 2:	Changes in Securities

	Item 3:	Defaults Upon Senior Securities

	Item 4:	Submission of Matters to a Vote of Security Holders

	Item 5:	Other Information

	Item 6: 	Exhibits and Reports on Form 8-K

	Signatures


CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets


                                            September 30, 1996 December 31, 1995

                                                            (Unaudited)
                                                          (in thousands)
Assets

Income properties:
  Land                                         $     121,313     $     122,445
  Buildings and improvements                         790,155           757,834
  Deferred leasing and other charges                  40,555            52,941
Net                                                  952,023           933,220
  Accumulated depreciation and amortization         (273,744)         (263,650)
                                                     678,279           669,570
Investment in joint venture                            5,766             5,893
Cash and cash equivalents                              7,170             6,036
Tenant and other receivables                          11,785            15,325
Deferred charges and other assets                     36,879            40,694
Net                                            $     739,879     $     737,518


Liabilities and Shareholders' Equity

Debt on income properties                      $     564,668     $     541,082
Accounts payable and other liabilities                32,406            39,152
Net                                                  597,074           580,234

Minority interest in Operating Partnership            36,474            39,873

Commitments and contingencies

Shareholders' equity:
  Common shares, par value $.01 per share,
    120,000,000 shares authorized, 27,559,638
    and 27,450,333 shares issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                      276               274
  Additional paid-in capital                         183,308           181,337
  Accumulated deficit                                (77,253)          (64,200)
                                                     106,331           117,411

Net                                            $     739,879     $     737,518

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Income Statements
(Unaudited)

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     1996        1995        1996        1995

                                     (in thousands, except per share data)
Rental operations:
 Revenues:
  Minimum rent                   $   20,778   $  20,431    $  62,320  $  61,991
  Percentage rent                     1,263       1,373        3,880      3,968
  Property operating cost
   recoveries                         7,241       7,287       21,877     21,724
  Temporary and promotional
   leasing                            1,592       1,248        4,372      3,557
  Net utility income                    562         506        1,834      1,790
  Business interruption
   insurance                                        459          830      1,322
  Miscellaneous income                  348         303        1,027      1,071
Net                                  31,784      31,607       96,140     95,423

 Property operating costs:
  Recoverable operating costs         9,443       9,878       29,720     29,289
  Property administrative costs         520         586        1,512      1,549
  Other operating costs                 731         573        2,058      1,756
  Depreciation and amortization       9,399       8,847       26,299     25,586
                                     20,093      19,884       59,589     58,180
Net                                  11,691      11,723       36,551     37,243

Other expenses:
 General and administrative           1,039       1,173        3,023      3,099
 Interest                            11,181      10,972       33,499     31,788
                                     12,220      12,145       36,522     34,887
Net                                    (529)       (422)          29      2,356

Property sales, disposals and
 adjustments:
 Adjustment to carrying value of
  assets to be disposed of                                              (35,000)
 Gain on asset sales                  2,351                    2,351
 Gain on sale of outparcel land         371         442        2,955      2,634
Net                                   2,722         442        5,306    (32,366)

Income (loss)  before extraordinary
 items and minority interest          2,193          20        5,335    (30,010)
 Extraordinary loss on early
  extinguishment of debt               (598)                    (718)
 Extraordinary gain on fire
  insurance claim                                   244                  11,244

Income (loss) before minority
 interest                             1,595         264        4,617    (18,766)

Minority interest in Operating
 Partnership                           (406)        (65)      (1,173)     4,871

Net income (loss)                $    1,189   $     199    $   3,444  $ (13,895)

Per share data (after minority
 interest):
 Income (loss)  before
  extraordinary item             $      .06   $     .00    $     .14  $    (.81)
 Extraordinary items                   (.02)        .01         (.02)       .31
 Net income (loss)               $      .04   $     .01    $     .12   $   (.50)

Weighted average shares
 outstanding                         27,533      27,417       27,495     27,350

 The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)



   Common                                        Additional
   Shares                              Common     Paid in    (Accumulated
 Outstanding                           Shares     Capital     Deficit)     Total

 (in thousands)                                (in thousands)

27,450   Balance, January 1, 1996    $  274  $  181,337  $  (64,200) $  117,411

   110   Shares issued under
          dividend reinvestment
           plan                            2         854                    856

         Transfer in (out) of limited
          partner's interest in the
           Operating Partnership                    (528)                  (528)

         Capital contributions from
          Crown Investments Trust:
           Cash flow support                       1,645                  1,645
           Tenant allowances

         Net income                                            3,444      3,444

         Dividends paid                                      (16,497)   (16,497)

27,560  Balance, September 30, 1996 $  276   $   183,308  $  (77,253) $ 106,331

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                 Nine Months Ended September 30,
                                                      1996          1995
                                                          (in thousands)
Cash flows from operating activities:
 Net income (loss)                                   $   3,444     $ (13,895)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Minority interest in Operating Partnership            1,173        (4,871)
   Gain on asset sales                                  (2,351)
   Adjustment to carrying value of assets to be
    disposed of                                                       35,000
   Equity earnings in joint venture                       (450)         (460)
   Depreciation and amortization                        32,597        31,945
   Extraordinary loss on early extinguishment of
    debt                                                   718
   Extraordinary gain on fire insurance claim                        (11,244)
   Net changes in:
    Tenant and other receivables                         3,345         1,759
    Deferred charges and other assets                     (434)       (3,522)
    Accounts payable and other liabilities              (4,841)        6,651
     Net cash provided by operating activities          33,201        41,363

Cash flows from investing activities:
 Investment in income properties (1995 includes
  $53.9 million related to two purchased malls
   - see Note 3)                                       (41,511)      (84,227)
 Distributions from joint venture                          300           450
 Cash from asset sales (net of closing costs)            9,452
     Net cash (used in) investing activities           (31,759)      (83,777)

Cash flows from financing activities:
 Net proceeds from sale of common shares and
  from dividend reinvestment plan                          856         3,533
 Proceeds from issuance of debt, net of issuance
  cost                                                  82,630        76,075
 Debt repayments                                       (61,633)       (5,070)
 Dividends and distributions paid                      (22,161)      (32,178)
 Advances from affiliate                                               5,036
 Cash flow support                                                     1,934
     Net cash (used in) provided by financing
      activities                                          (308)       49,330

Net increase in cash and cash equivalents                1,134         6,916

Cash and cash equivalents, beginning of period           6,036         2,136

Cash and cash equivalents, end of period             $   7,170     $   9,052

Interest paid (net of capitalized amounts)           $  30,416     $  28,987
Interest capitalized                                 $   2,272     $   2,132

Non-cash financing activities:
 Tenant improvements funded by Crown Investments
  Trust, including $0 and $15 allocated to
  minority interest in Operating Partnership         $             $      82
 Issuance of partnership units related to
  Wyoming Valley acquisition                         $             $   8,149
 Cash flow support credited to minority interest
  and paid in capital that was prefunded in 1995.    $   2,209     $


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

In January and February 1995 the Company purchased two malls - see Note 3.

The Properties currently consist of: (1) 24 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4)
 a parcel of land improved with a building leased to an anchor store tenant.

In September 1996, the Company sold the Patrick Henry Corporate Center - See
Note 5.

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


NOTE 2 - DEBT ON INCOME PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                            	September 30, 1996        	December 31, 1995

Mortgage loans                  	$	280,637                 $	280,637
Permanent loans                  		165,026                  	171,049
Construction loans	                	77,778                   	52,800
Secured term loans                		41,227	                   36,596
Net                            	 $	564,668	              	 $ 541,082


The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.20% during 1993, 1994 and 1995. The average rate as of September 30, 1996 is 7.25%. Repayment of the

Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents.

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

The Company is also required to deposit funds, either quarterly or annually, in a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from such accounts for the specific items related to such account. As of September 30, 1996, $1.5 million of cash was restricted for the above items, including a fully-funded storage tank remediation reserve, and is included in deferred charges and other assets.

Permanent Loans

At September 30, 1996, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership with various maturities from November 1997 through December 2008. Included in permanent loans are (1) a $3.2 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and (2) a 4% Industrial Development Bond secured with a $1.5 million letter of credit. This letter of credit expires on April 30, 1997, and requires an annual fee of $22,000. Crown Investments has guaranteed one loan of $11.7 million.

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

Construction Loans

At September 30, 1996, the Company had construction loans on three malls. The loans bear interest at variable interest rates indexed to the LIBOR rate. Crown Investments has guaranteed one loan of $18.5 million. The loans have certain restrictive covenants including minimum coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

Secured Term Loans

At September 30, 1996, the Company had three secured term loan facilities
totaling $43.3 million of which $41.2 million was outstanding.   In September
1996 the Company refinanced $29.2 million in loans which had been scheduled to mature in January 1997. The new loan has an interest rate of 2.25% above 30 day LIBOR and a two year term. Unamortized deferred financing costs of $195 thousand related to the repaid debt were written off in September 1996 as an extraordinary loss on early extinguishment of debt. The $7.7 million loan
($5.6 million outstanding at September 30, 1996) is used for construction commitments at West Manchester, Lycoming, Uniontown, and North Hanover Malls. This loan expires in January 1997. The remaining $5.6 million is a secured line of credit used for general corporate purposes. The loans have certain restrictive covenants including the maintenance of certain coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and eight of the permanent loans related to six of the Operating Partnership properties (aggregate principal outstanding of $396.0 million at September 30, 1996) have fixed interest rates ranging from 0% to 9.8%. The weighted average interest rate on this fixed-rate debt at September 30, 1996 and December 31, 1995 was 7.82% and 7.90%, respectively. The weighted average interest rate during the nine months ended September 30, 1996 and 1995 was 7.88% and 7.75%, respectively.

All of the remaining loans (aggregate principal outstanding of $168.7 million at September 30, 1996) have variable rated debt based on spreads ranging from 1.75% to 3.25% above 30 day LIBOR, except for one loan which is based on the prime rate plus .625%. The weighted average interest rate on the variable rated debt at September 30, 1996 and December 31, 1995 was 7.83% and 8.44%, respectively. The weighted average interest rate during the nine months ended September 30, 1996 and 1995 was 8.02% and 8.52%, respectively.

Debt Maturities

As of September 30, 1996, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):


Period/Year Ending
  December 31,
			1996 (three months)                      	$	    889
			1997 (year)		                               130,742
			1998 (year)		                               117,850
			1999 (year)		                                   826
			2000 (year)		                               184,772
		   Thereafter	                              	129,589
			Net                                      	$	564,668


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


NOTE 4 - EXTRAORDINARY GAIN

On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leaseable area (GLA) as well as affecting three additional small shops containing approximately 18,000 square feet of GLA. In 1995 the Company filed a claim with its insurance company for property damage and business interruption losses. In the first quarter of 1995 an extraordinary gain of $3.3 million was recorded representing the excess of advances received under the property damage insurance over the net book value of destroyed assets and related demolition and clean up costs. In the second quarter of 1995 an additional extraordinary gain of $7.7 million was recorded representing the remaining estimated gain expected to be realized upon settlement of the insurance claim. In the third quarter of 1995 the Company settled the claim with the insurance company and recorded $0.2 million of additional gain. The Company also has business interruption insurance that has provided for lost income on the damaged part of the mall through May 1996.
The destroyed portion of the mall is being re-built and expanded, the first phase of which has opened in the third quarter of 1996.


NOTE 5 - PROPERTY SALES, DISPOSALS, AND ADJUSTMENTS

In September 1996, the Company sold its Patrick Henry Corporate Center, an office building located in Newport News, Virginia, to an insurance company. The gross sales price was $9.9 million, and the net gain was $2.35 million. Existing debt on the property was repaid from the sales proceeds, resulting in $364 thousand extraordinary loss on early extinguishment of debt arising from a prepayment penalty and the write off of unamoritzed deferred financing costs.

As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Trustees of the Company authorized management in August 1995 to pursue the sale of certain malls and other assets that currently are not fully consistent with or essential to the Company's long-term strategies. Under
GAAP, assets held for the long-term production of income are recorded at the lower of cost or net realizable value (generally defined as the future net cash flows expected to be generated by the asset, undiscounted and without interest charges). However, when a decision is made to dispose of certain assets, the carrying value of those assets is computed using their fair value (generally defined as the amount at which the asset could be bought or sold in a current transaction other than a forced or liquidation sale) less selling costs. Accordingly, in the second quarter of 1995 the Company recorded a $35.0 million adjustment to the carrying value of one of the assets held for sale as required under GAAP. This non-cash adjustment was charged to operations and represents the difference between the estimated fair value (less direct costs to sell) and net book value of that asset. As reported in Form 10Q for the quarter ended June 30, 1996, assets that had been held for sale are no longer being offered due to new development opportunities and other reasons.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10Q for the quarter ended September 30, 1996.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the nine months and the three months ended September 30, 1996 and 1995. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim financial statements on pages 3 to 11.

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

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1996        1995       1996        1995
                                         (in thousands, except per share data)
Selected Financial Data:
 EBITDA (2 & 4)                      $ 21,644   $ 21,334   $ 66,261   $ 66,262

 Funds from Operations (FFO)
  (3 & 4):
  Net Income                         $  1,189   $    199   $  3,444   $ (13,895)
  Adjustments:
   Minority interest in Operating
    Partnership                           406         65      1,173      (4,871)
   Gain on asset sales                 (2,351)               (2,351)
   Adjustment to carrying value of
    assets to be disposed of                                             35,000
   Depreciation and amortization -
    real estate                         9,738      9,501     27,258      26,814
   Operating covenant amortization        680        647      1,973       2,039
   Cash flow support                      761        708      2,209       1,934
   Extraordinary loss on early
    extinguishment                        598                   718
   Extraordinary gain on fire
    insurance claim                                 (244)              (11,244)
  Funds from Operations (FFO)        $ 11,021   $ 10,876   $ 34,424   $ 35,777
 Funds from Operations (Company's
  percentage share):
  Funds from Operations              $  8,240   $  8,091   $ 25,725   $ 26,776
  Funds from Operations per share (1)$    .30   $    .30   $    .94   $    .98

 Average shares outstanding            27,533     27,417     27,495     27,350



(1) Per share data is based on the average shares outstanding for each period as shown in the table.
(2) EBITDA represents earnings (before minority interest and extraordinary items) before interests, and all depreciation and amortization.
(3) Funds from Operations represents net income before depreciation and amortization of real estate assets, plus cash flow guarantee amounts, and excluding unusual items.
(4) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles,
    (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison of Nine and Three Months Ended September 30, 1996 to the corresponding periods of 1995

- Revenues

For the third quarter of 1996, total revenues were up $0.2 million compared to 1995. The changes primarily consist of the following: Lease buyout income was up $1.0 million and temporary leasing income was up $0.3 million compared to 1995; these increases were offset by $0.4 million in lower step rent income (due mostly to write-offs of step rent receivables from tenants that terminated early), by a reduction in business interruption insurance of $0.5 million and by a $0.4 million reduction in minimum and percentage rents and other revenues. The slight reduction in minimum and percentage rents is largely due to the drop in occupancy compared to the third quarter of 1995, partially offset by higher average rental rates.

For the first nine months of 1996, revenues were $96.1 million compared to $95.4 million in 1995. After adjusting for the effect of the two malls which were purchased in the first quarter of 1995, comparable revenues were down $0.3 million, primarily due to $1.3 million in lower step rent income (mainly write-offs of accrued step rent income from tenants that vacated early), $0.5 million in lower business interruption insurance income, offset by $0.8 million in higher temporary leasing income and $0.8 million in higher lease buyout income.

- Property Operating Costs:

For the third quarter of 1996, property operating costs were $20.1 million compared with $19.9 million in 1995, a $0.2 million increase. Factors contributing to this $0.2 million increase were the following: a) $0.6 million in higher depreciation and amortization and b) $0.4 million in lower recoverable and non-recoverable property costs due to cost containment efforts.

For the first nine months of 1996, property operating costs were $59.6 million, a $1.4 million increase from the first nine months of 1995. Factors contributing to this $1.4 million increase were the following: a) $0.6 million related to the two acquisition properties bought by the Company in January and February 1995, b) additional recoverable and other operating costs and expenses of $0.4 million, primarily due to higher snow removal costs in the first quarter and real estate tax expense, and c) higher depreciation and amortization expense of $0.5 million. During the second quarter, several assets that had been held for sale were no longer being offered due to new development opportunities and other reasons, and accordingly, depreciation was resumed in the second quarter for such properties. (See Note 14 to the financial statements in the Company's 1995 Form 10-K.)

- General, Administrative and Interest Expenses:

In the third quarter of 1996, general and administrative expenses were $1.0 million, about $0.1 million less than 1995. For the first nine months of 1996, general and administrative expenses were $3.0 million, down from $3.1 million in 1995.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was nearly $3.0 million for the first nine months of 1996 and $0.4 million in the third quarter. These amounts are $0.3 million higher and $0.1 million lower than the amounts in the corresponding periods of 1995.

- Net Income:

Net income for the third quarter of 1996 was $1.2 million, or $0.04 per share, compared with $0.20 million in 1995, or $0.01 per share.

Net income for the first nine months of 1996 was $3.4 million, or $0.12 per share, compared with a $13.9 million loss in 1995, or $0.50 per share. The net loss in 1995 resulted from the $35.0 million adjustment in the carrying value of certain assets that were to be offered for sale (see Note 5 to interim financial statements) offset by $11.2 million, or $0.31 per share, from extraordinary gain from fire insurance (see Note 4 to interim financial statements).

- Funds from Operations:

Beginning in 1996, the Company adopted the new NAREIT (National Association of Real Estate Investment Trusts) definition of Funds From Operations (FFO).
All prior period amounts have been restated in accordance with the new FFO definition.

For the quarter ended September 30, 1996, the Company's percentage share of Funds from Operations (FFO) was $8.2 million, or $0.30 per share, compared with $8.1 million, or $0.30 per share for the corresponding period in 1995.
FFO during the third quarter of 1996 was impacted by several factors compared with 1995. Positive factors affecting total FFO were: $1.0 million in higher lease buyout income; $0.3 million in higher temporary leasing income; and
$0.4 million in lower property operating costs, net of tenant recoveries.
These positive factors were offset by: $0.5 million in lower business interruption insurance; $0.2 million in higher interest costs ($0.5 million in higher gross interest costs offset by $0.3 million in higher capitalized interest relating to the Logan Valley Mall construction); $0.4 million in lower step rent income (due mostly to write-offs of step rent receivables from tenants that terminated early); and $0.4 million in lower minimum and percentage rents due mainly from lower mall shop occupancy.

For the nine months ended September 30, 1996, the Company's percentage share of Funds from Operations (FFO) was $25.7 million, or $0.94 per share, compared with $26.8 million, or $0.98 per share for the corresponding period in 1995.
FFO during the first nine months of 1996 was impacted by several factors compared with the same period of 1995. Positive factors affecting total FFO were: $0.3 million additional contribution from the two malls purchased in the first quarter of 1995; $0.8 million in higher temporary leasing income; $0.3 million in higher gain on land sales; and $0.8 million in higher lease buyout income. These positive factors were offset by: $1.3 million in higher interest costs from higher average balances outstanding, higher amortization of deferred financing costs, and lower capitalized interest; $1.3 million in lower step rent income; $0.5 million in lower business interruption income; and
$0.2 million in higher property operating costs (mainly snow removal costs)
net of higher recovery income.

EBITDA - Earnings before Interest, Taxes, Depreciation And Amortization, and Unusual Items

For the third quarter of 1996, EBITDA was $21.6 million compared to $21.3 million in 1995. For the nine months ended September 30, 1996, EBITDA was $66.3 million, unchanged from 1995.

Liquidity and Capital Resources

The Company believes that its cash generated from property operations and funds obtained from property financings will provide the necessary funds on a short -term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to shareholders in amounts that would be necessary to satisfy the REIT requirements under the Internal Revenue Code. The Company's ability to pay dividends is affected by several factors, including cash flow from operations and capital expenditures. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, investment needs and opportunities, capital and other requirements, and such other factors as the Trustees may consider.

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

During 1995 the Company started the reconstruction and expansion of the fire-damaged Logan Valley Mall; the entire construction project is expected to be completed in late 1997 and to cost approximately $68.0 million, including tenant allowances for new tenants; construction financing is expected to be about $53.0 million with the remaining project costs to be funded from the Company's internal cash flows and other sources.


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

All four cases have been transferred to the Western District, and a consolidated amended complaint has been filed. The Company has filed a motion seeking to dismiss the consolidated action which is currently pending before the Court.

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

Item 2:	Changes in Securities

	None

Item 3:	Defaults Upon Senior Securities

	None

Item 4:	Submission of Matters to a Vote of Security Holders

	None

	Item 5:	Other Information

	On October 30, 1996, the Company issued its regular quarterly earnings release and its Third Quarter 1996 Supplemental Financial and Operational Information
Package for analysts and investors.  Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

	Exhibit 99 (a) - Press release dated October 30, 1996
	Exhibit 99 (b) - Third Quarter 1996 Supplemental Financial and Operational Information Package

Item 6:	Exhibits and Reports on Form 8-K

	None

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:	November 1, 1996	                  CROWN AMERICAN REALTY TRUST

                                        			/s/ Frank J. Pasquerilla

			                                            Frank J. Pasquerilla
			                                            Chairman of the Board
			                                            of Trustees and Chief
                                               Executive Officer
			                                            (Authorized Officer of the
                                               Registrant and Principal
                                               Executive Officer)


Date:	November 1, 1996	                  CROWN AMERICAN REALTY TRUST

                                      			/s/ Mark E. Pasquerilla

			                                          Mark E. Pasquerilla
			                                          President
			                                          (Authorized Officer of the
                                             Registrant and Principal
                                             Executive Officer)


Date:	November 1, 1996	                  CROWN AMERICAN REALTY TRUST

                                      			/s/ John M. Kriak

				                                         John M. Kriak
			                                          Executive Vice-President and
			                                          Chief Financial Officer
			                                          (Authorized Officer of the
                                             Registrant and Principal
                                             Financial Officer)



Date:	November 1, 1996	                   CROWN AMERICAN REALTY TRUST

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
                                              Financial Officer)

EXHIBIT 99 (a)


NEWS FROM:


C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:		         Media	   	Christine Menna	814-536-9520
               			Investors:	Frank Pasquerilla	814-535-9347
					                        Mark Pasquerilla	814-535-9364
Internet:	http://www.crownam.com

IMMEDIATE RELEASE:		Wednesday, October 30, 1996


CROWN AMERICAN REALTY TRUST
ANNOUNCES THIRD QUARTER RESULTS AND DECLARES DIVIDEND

Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the third quarter and for the nine months ended September 30, 1996. The Board of Trustees also declared a third quarter dividend.

Dividend Information

For the quarter ended September 30, 1996, the Board of Trustees declared a regular quarterly dividend of $.20 per share. The dividend is payable December 13, 1996 to shareholders of record on November 27, 1996.

Financial Information - Third Quarter

For the quarter ended September 30, 1996, the Company reports that its percentage share of Funds from Operations (FFO) was $8.2 million, or $0.30 per share, compared with $8.1 million, or $0.30 per share, for the third quarter of 1995. While overall FFO was flat, there were several positive and negative factors affecting FFO. Positive factors in this quarter compared to last year included: over $0.3 million in higher temporary leasing revenues; $0.4 million in lower property operating costs, net of tenant recoveries; and $1.0 million in higher lease buyout income. Negative factors compared to last year included: $0.5 million from lower business interruption insurance income;
$0.2 million in higher interest expense (net of capitalized interest); $0.4 million in lower step rent income (a non-cash revenue component); and $0.4 million in lower minimum and percentage rents due mainly from lower occupancy rates.

For the third quarter revenues were $31.8 million, up $0.2 million from the third quarter of 1995 and up $0.8 million from the second quarter of 1996.
The $0.2 million increase from the third quarter of 1995 results from $1.0 million higher lease buyout income and $0.3 million higher temporary leasing income, offset by $0.4 million lower step rent income, $0.5 million lower business interruption insurance income, and $0.4 million in lower minimum and percentage rents (due mainly to lower mall shop occupancy partially offset by higher average rental rates). The $0.8 million increase from the second quarter of 1996 results from $0.7 million higher lease buyout income, $0.2 million higher temporary leasing income, $0.3 million higher step rent income, and $0.5 million in higher recovery income, offset by $0.4 million lower business interruption insurance income, and $0.5 million in lower minimum and percentage rents.

Net income for the third quarter of 1996 was $1.2 million, or $0.04 per share, compared to $0.2 million, or $0.01 per share, in the third quarter of 1995.

Financial Information - Nine Months

For the first nine months of 1996, FFO was $25.7 million or $0.94 per share, compared to $26.8 million, or $0.98 per share, in 1995. Positive factors affecting FFO in the first nine months of 1996 compared to 1995 included: $0.3 million additional contribution from the two malls purchased in first quarter of 1995; $0.8 million in higher temporary leasing income; $0.3 million in higher gain on sales of out-parcel land; and $0.8 million in higher lease buyout income. Negative factors included: $1.3 million in higher interest costs
(net of capitalized interest); $1.3 million in lower step rent income due mainly to write-offs of accrued step rent income from tenants that vacated early; $0.5 million from lower business interruption insurance income; and $0.2 million in higher property operating costs (mainly snow removal costs in the first quarter) net of tenant recoveries.

For the first nine months of 1996, revenues were $96.1 million compared to $95.4 million in 1995. After adjusting for the effect of the two malls which were purchased in the first quarter of 1995, comparable revenues were down $0.3 million, primarily due to $1.3 million in lower step rent income (mainly write-offs of accrued step rent income from tenants that vacated early), $0.5 million in lower business interruption insurance income, offset by $0.8 million in higher temporary leasing income and $0.8 million in higher lease buyout income.

For the first nine months of 1996, net income was $3.4 million, or $0.12 per share, compared to a net loss of $13.9 million, or $0.50 per share, in the corresponding period of 1995. The loss in 1995 related to the $35 million adjustment in the carrying value of certain assets to be sold offset by $11.2 million in extraordinary gain from fire insurance.

Operating Information

  During the third quarter of 1996, leases for 100,000 square feet of mall shops were signed resulting in $2.3 million in annual base rental income. A total of 62 leases were signed, which included 22 renewals and 40 new leases. The average rent for leases signed was $22.62 per square foot, including $21.50 for new leases and $25.29 for renewals.

  During the first nine months of 1996, leases for 332,000 square feet of mall shops were signed for $6.7 million in annual base rental income. A total of 190 leases were signed, including 74 renewals and 116 new leases. Average rent per square foot for the first nine months of 1996 was $20.13, which includes $20.40 per square foot for new space and $19.58 per square foot for renewals.

The average base rent of the portfolio as of September 30, 1996 was $15.71 per square foot. This is a 4.2 percent increase from $15.07 per square foot as of September 30, 1995, and the twelfth consecutive quarter that average base rent has increased.

Overall, mall shop occupancy was 77 percent as of September 30, 1996, unchanged from June 30, 1996. This compares to 81 percent as of September 30, 1995.

Mall shop comparable sales for the nine months ended September 30, 1996 were $137.40 per square foot. This is a 5.3 percent increase over the amount reported for September 30, 1995. In the six malls where The May Department Stores Company opened new stores in 1995 comparable mall shop tenant sales were 7.7 percent higher than last year's reported sales.

  Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.8 percent as of September 30, 1996, as compared to 11.4 percent as of September 30, 1995.

  In August 1996, Phase II of a three-phase expansion of Logan Valley Mall in Altoona, Pa. was completed. Crown American's largest capital expenditure continues to be on budget and ahead of schedule. A new two-story mall shop area, a JCPenney department store and a three-level parking deck has been
constructed along with the expansion and renovation of Sears.   Phase III will
begin in early 1997 after JCPenney opens its new location. The area that currently houses JCPenney will be converted into additional mall shop space and a food court.

  In September, a $3.5 million renovation began at Shenango Valley Mall in Sharon, Pa. This project includes upgrading the facility's interior, exterior and parking lot.

  In September, the sale of Patrick Henry Corporate Center in Newport News, Virginia was finalized. Crown American sold this 102,000 gross square-foot office building for $9.9 million. Net proceeds were used to repay existing debt with the balance of approximately $4.0 million available for general business purposes.

  In October, the Company closed a $30 million loan with CS First Boston Mortgage Capital Corporation for Viewmont Mall in Scranton, Pa. The proceeds from the new loan were used to refinance an existing bank loan that had been due in January 1997. The new loan has an approximate two year maturity and has an interest rate that is approximately 90 basis points lower than the floating interest rate on the retired debt. This is also the first transaction for Crown American and CS First Boston.

  Pennsylvania's first Stein Mart (NASDAQ:SMRT) opened in the Company's South Mall in Allentown, Pa. in October. This upscale, off-price department store is replacing Jamesway in the center.

"We are pleased that our third quarter FFO results matched our year-ago level, and that comparable tenant sales continue to show significant growth," said Crown American President, Mark E. Pasquerilla. "We are continuing the transformation of our malls. As we've previously disclosed, in 1995 we substantially improved the anchor base with the addition of six May Company anchors stores, a new JCPenney, and several Sears expansions, and in 1996 we're replacing poorer performing mall shop tenants with higher quality specialty retailers. However, the consolidation and rationalization in mall specialty retailing continues to hamper our growth, with higher than expected mall shop closings and a slowing of new lease signings, both of which contributed to the drop in occupancy in 1995 and through the first six months of 1996. While mall shop occupancy remained flat in the third quarter at 77 percent, we expect to lose about 30,000 square feet in the fourth quarter from the recently announced bankruptcy filing by County Seat. As a result of these trends, we now expect year-end 1996 mall shop occupancy to be about 76 percent, and FFO for the full year 1996 to be slightly below the $1.37 per share achieved in 1995.


"Though tenant closings continue to inhibit our 1996 and 1997 performance because of the time required to find viable and attractive replacement mall shop tenants in this retailing environment, they are also a future opportunity. The tenants that have closed have been the poorer performers, averaging slightly less that $100 per foot in annual sales, and have been concentrated in the popular-priced women's apparel, thus reducing our reliance on this weak segment."

"The re-leasing of the five temporary Bon-Ton locations also continues to be a priority," noted Pasquerilla. "Two stores will close in January 1997, the lease was extended to January 1998 for a third, and the rent subsidy escrow on the remaining two stores that closed in January 1996 will expire in January 1997.
We have been working diligently to re-lease these locations and have a number of prospects, but to date only one location has a permanent replacement (Chambersburg Mall where JCPenney will open in early 1997) and one has a temporary furniture store (Uniontown Mall). Also, in the third quarter we completed the buyout of a vacant Kmart store in North Hanover, and in October we completed the buyout of the vacant Kmart in Carlisle. We have potential replacement anchors for both locations, but no leases have been signed to date.

"We continue to be on track with our capital improvement and financing program announced in mid-1995. From July 1, 1995 to date, we have incurred approximately $70 million of our $120 million spending plan covering the 2 1/2 years ending December 31, 1997. Most of the amount incurred to date relates to the Logan Valley Mall reconstruction."

Pasquerilla continued, "Looking ahead to 1997 we now believe FFO will be modestly lower than 1996. Our overall "core" revenues (base rent, percentage rent, cost recovery income, temporary leasing, and utility income) are expected to show modest growth in 1997, although not as much growth as we would have desired due to the effect from 1996's tenant closings and the anchor vacancies I've already noted. However, this growth is expected to be offset by several factors: a reduction in lease buyout income from 1996's unusually high level; gain on sales of out-parcel land in 1997 is expected to return to more traditional levels from the all-time high expected for 1996; and interest expense will increase as the full amount of the Logan Valley construction loan is drawn coupled with a decrease in capitalized interest as the third and final phase of that project is placed into service. Because these three negative factors are not expected to impact 1998 in the same way as in 1997, and assuming tenant closings decline to normal levels, we remain very optimistic concerning our FFO growth potential for 1998 and beyond."

Pasquerilla concluded, "Our greatest growth opportunity continues to be growing our mall shop occupancy with strong and productive tenants. We are encouraged in our ability to grow our occupancy percentage because the occupancy cost levels in our malls remain relatively low and attractive to retailers despite
the continuing growth in average base rents.   A one percent increase in mall
shop occupancy, leased at approximately $20 per square foot, translates into an annualized FFO increase of approximately $.03 per share. Building occupancy with tenants that can thrive into the next decade will enhance the inherent value of our properties' income stream and in turn should enhance the underlying value of the properties and ultimately improve shareholder value."
___________________________________________________

	Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition consumer buying trends, weather patterns and other factors.

Crown American Realty Trust is the managing general partner and 74.4 percent owner of Crown American Properties, L.P. (the "Operating Partnership") and a general partner of Crown American Financing Partnership, which owns, acquires, operates and develops regional shopping malls. Currently, Crown American owns and operates 25 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

Additional financial information follows.

EXHIBIT 99 (b)

CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1996
OTHER FINANCIAL AND OPERATING DATA
(unaudited)


                                        Three Months Ended  Nine Months Ended
                                            Sept. 30,           Sept. 30,
                                        1996      1995       1996       1995
                                           (in thousands, except as noted)

FINANCIAL DATA:
EBITDA:  earnings (including gain on
 sale of outparcel land) before
 interest, taxes and all depreciation
 and amortization                       $ 21,644  $  21,344  $ 66,261  $ 66,262
Funds from Operations ($000 except per
 share data):

  Net Income (loss)                     $  1,189  $     199  $  3,444  $(13,895)
  Adjustments:
    Minority Interest in Operating
     Partnership                             406         65     1,173    (4,871)
    Gain on asset sales                   (2,351)              (2,351)
    Adjustment to carrying value of
     assets to disposed                                                  35,000
    Depreciation and amortization -
     real estate                           9,738      9,501    27,258    26,814
    Operating covenant amortization          680        647     1,973     2,039
    Cash flow support amounts                761        708     2,209     1,934
    Extraordinary gain on fire insurance               (244)            (11,244)
    Extraordinary loss on early
     extinguishment of debt                  598                  718
  Funds from Operations - - Total       $ 11,021   $ 10,876  $ 34,424  $ 35,777

  Funds from Operations - - Company's
   percentage share                     $  8,240   $  8,091  $ 25,725  $ 26,776

  FFO per share                         $   0.30   $   0.30  $   0.94  $  0.98

  Average Shares Outstanding during
   the period (000)                       27,533     27,417    27,495    27,350
  Shares Outstanding at period end
   (000)                                  27,560     27,428    27,560    27,428

  Average Operating Units Outstanding
   during the period (000)                36,972     36,856    36,934    36,592
  Operating Units Outstanding at period
   end (000)                              36,999     36,867    36,999    36,867

Debt and Interest ($000):

  Fixed rate debt at period end         $396,031   $421,284  $396,031  $421,284
  Variable rate debt at period end       168,637    129,905   168,637   129,905
    Total debt at period end            $564,668   $551,189  $564,668  $551,189

  Weighted avg. interest rate on fixed
   rate debt for the period                 7.8%       7.7%      7.9%      7.7%
  Weighted avg. interest rate on
   variable rate debt for the period         8.0%       8.5%      8.0%      8.5%

  Total interest expense for period     $ 11,181   $ 10,972  $ 33,499  $ 31,788
  Amort. of deferred debt cost for
   period (incl. in interest expense)        953      1,048     3,083     2,810
  Capitalized interest costs during
   period                                    833        545     2,272     2,132



CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1996
OTHER FINANCIAL AND OPERATING DATA
(unaudited)
                                         Three Months Ended   Nine Months Ended
                                              Sept. 30,           Sept. 30,
                                          1996       1995      1996       1995
                                           (in thousands, except as noted)

Capital Expenditures Incurred ($000):

  Tenant improvements, including those
   funded by Crown Investments Trust       $ 2,105   $ 1,853   $ 9,449   $ 7,452
  Leasing costs and commissions                218       369     1,469     1,047
  Expansions and major renovations           9,652     8,561    30,593    21,910
  Acquired properties                                                     53,900
  All other capital expenditures(included
   in Other Assets)                            675       456     1,135     1,754
    Total Capital Expenditures during the
     period                                $12,650   $11,239   $42,646   $86,063

Other Data ($000):
  Straight Line rental income during the
   period                                  $  (117)  $   267   $  (450)  $   878

OPERATING DATA:

  Mall shop GLA at period end
  (000 sq. ft.)                                                  5,234     5,025

  Occupancy percentage at period end                               77%       81%

  Comp. Store Mall shop sales - 9 months
   (per sq. ft.)                                               $137.40   $130.48

  Mall shop occupancy cost percentage at
   period end                                                    10.8%     11.4%

  Average mall shop base rent at period
   end (per sq. ft.)                                           $ 15.71   $ 15.07

  Mall shop leasing for the period:
    New leases - sq. feet (000)                 70       104       220       242
    New leases - $ per sq. ft.             $ 21.50   $ 15.84   $ 20.40   $ 18.88
    Number of new leases signed.                40        44       116       126

    Renewal leases - sq. feet (000)             30        44       112       153
    Renewal leases - $ per sq. ft.         $ 25.29   $ 21.20   $ 19.58   $ 17.52
    Number of renewal leases signed.            22        31        74        89

    Tenant Allowances for leases signed
     during the period:
       First Generation Space -
        per sq. ft.                        $ 16.47   $ 51.07   $ 32.38   $ 38.66
       Second Generation Space -
        per sq. ft.                        $ 10.05   $ 11.95   $ 11.34   $  8.75
    Leases Signed during the period by:
       First Generation Space -
        sq. feet (000)                           4        29        65        51
       Second Generation Space -
        sq. feet (000)                          96       119       267       344


                                Three Months Ended  Nine Months Ended
                                    September 30,     September 30,
                                     1996   1995     1996   1995
                                   (in thousands,  except per share data)

Rental Operations:
Minimum rent                       $20,778 20,431  62,320 61,991
Percentage rent                      1,263  1,373   3,880  3,968
Property operating cost recoveries   7,241  7,287  21,877 21,724
Temporary and promotional leasing    1,592  1,248   4,372  3,557
Net utility income                     562    506   1,834  1,790
Business interruption insurance               459     830  1,322
Miscellaneous income                   348    303   1,027  1,071
Net                                 31,784 31,607  96,140 95,423

Property operating costs:
Recoverable operating costs          9,443  9,878  29,720 29,289
Property administrative costs          520    586   1,512  1,549
Other operating costs                  731    573   2,058  1,756
Depreciation and amortization        9,399  8,847  26,299 25,586
Net                                 20,093 19,884  59,589 58,180
Net                                 11,691 11,723  36,551 37,243

Other expenses:
General and administrative           1,039  1,173   3,023  3,099
Interest                            11,181 10,972  33,499 31,788
Net                                 12,220 12,145  36,522 34,887
Net                                   (529)  (422)     29  2,356


Property sales, disposals and
 adjustments:
Adjustments to carrying value
 of assets to be disposed of                              (35,000)
Gain on asset sales                  2,351          2,351
Gain on sale of outparcel land         371    442   2,955   2,634
Net                                  2,722    442   5,306 (32,366)

Income (loss before extraordinary
 items and minority interest         2,193     20   5,335 (30,010)
Extraordinary loss on early
extinguishment of debt                (598)          (718)
Extraordinary gain on fire
 insurance claim                              244          11,244

Income (loss) before minority
 interest                            1,595    264   4,617 (18,766)

Minority interest in Operating
 Partnership                          (406)   (65) (1,173)  4,871

Net income (loss)                  $ 1,189    199   3,444 (13,895)

Per share data (after minority
 interest):
Income (loss) before
 extraordinary item                $   .06    .00     .14   (.81)
Extraordinary items                   (.02)   .01    (.02)   .31
Net income (loss)                  $   .04    .01     .12   (.50)

Weighted average shares
outstanding                         27,533 27,417  27,495 27,350



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                            September 30,1996  December 31, 1995
                                               (Unaudited)
                                                          (in thousands)
Assets

Income properties:
 Land                                              $ 121,313   $122,445
 Buildings and improvements                          790,155    757,834
 Deferred leasing and other charges                   40,555     52,941
                                                     952,023    933,220
 Accumulated depreciation and amortization           (273,744)  (263,650)
                                                     678,279    669,570
Investment in joint venture                            5,766      5,893
Cash and cash equivalents                              7,170      6,036
Tenant and other receivables                          11,785     15,325
Deferred charges and other assets                     36,879     40,694
Net                                                $ 739,879   $737,518


Liabilities and Shareholders' Equity

Debt on income properties                          $ 564,668   $541,082
Accounts payable and other liabilities                32,406     39,152
Net                                                  597,074    580,234

Minority interest in Operating Partnership            36,474     39,873

Commitments and contingencies

Shareholders' equity:
 Common shares, par value $.01 per share,
  120,000,000 shares authorized, 27,559,638
  and 27,450,333 shares issued and outstanding
  at September 30, 1996 and December 31, 1995,
  respectively                                           276        274
 Additional paid-in capital                          183,308    181,337
 Accumulated deficit                                 (77,253)   (64,200)
Net                                                  106,331    117,411

Net                                                $ 739,879   $737,518


                                                     Nine Months Ended Sept. 30,
                                                             1996         1995
                                                              (in thousands)

Cash flows from operating activities:
 Net income (loss)                                      $    3,444   $  (13,895)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interest in Operating Partnership                 1,173       (4,871)
  Gain on asset sales                                       (2,351)
  Adjustment to carrying value of assets to be
   disposed of                                                           35,000
  Equity earnings in joint venture                            (450)        (460)
  Depreciation and amortization                             32,597       31,945
  Extraordinary loss on early extinguishment of debt           718
  Extraordinary gain on fire insurance claim                            (11,244)
  Net changes in:
   Tenant and other receivables                              3,345        1,759
   Deferred charges and other assets                          (434)      (3,522)
   Accounts payable and other liabilities                   (4,841)       6,651
    Net cash provided by operating activities               33,201       41,363

Cash flows from investing activities:
 Investment in income properties (1995 includes $53.9
  million related to two purchased malls - See Note 3)     (41,511)     (84,227)
 Distributions from joint venture                              300          450
 Cash from asset sales (net of closing costs)                9,452
    Net cash (used in) investing activities                (31,759)     (83,777)

Cash flows from financing activities:
 Net proceeds from sale of common shares and from
  dividend reinvestment plan                                   856        3,533
 Proceeds from issuance of debt, net of issuance cost       82,630       76,075
 Debt repayments                                           (61,633)      (5,070)
 Dividends and distributions                               (22,161)     (32,178)
 Advances from affiliate                                                  5,036
 Cash flow support                                                        1,934
    Net cash (used in) provided by financing activities       (308)      49,330

Net increase in cash and cash equivalents                    1,134        6,916

Cash and cash equivalents, beginning of period               6,036        2,136

Cash and cash equivalents, end of period                $    7,170   $    9,052

Interest paid (net of capitalized amounts)              $   30,416   $   28,978
Interest capitalized                                    $    2,272   $    2,132

Non-cash financing activities:
 Tenant improvements funded by Crown Investments
  Trust, including $0 and $15 allocated to minority
   interest in Operating Partnership                    $            $       82
 Issuance of partnership units related to Wyoming
  Valley acquisition                                    $            $    8,149
 Cash flow support credited to minority interest and
  paid in capital that was prefunded in 1995            $     2,209  $

