Form 10-K
period 1996-12-31
CROWN AMERICAN REALTY TRUST
filed 1997-02-28
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1996

Commission file number:  1-12216

CROWN AMERICAN REALTY TRUST
(Exact name of registrant as specified in its charter)

	Maryland	 25-1713733
	(State or other jurisdiction of 	(IRS Employer
	incorporation or organization) 	Identification No.)

	Pasquerilla Plaza
	Johnstown, Pennsylvania  15901 	(814) 536-4441
	(Address of principal executive offices) 	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest, par value $.01 per share
(Title of Class)

New York Stock Exchange
(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90
days. Yes   X   No      .

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	As of February 14, 1997, 27,619,582 Common Shares of Beneficial Interest of
the registrant were issued and outstanding.  The registrant estimates that as of February 14, 1997 the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $215.9 million based on the closing price on the New York Stock Exchange for such stock.

DOCUMENTS INCORPORATED BY REFERENCE:
	Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 30, 1997, are incorporated by reference into
Part III of this Form 10-K.

Exhibit Index on page ____

TABLE OF CONTENTS

Item No.                                                            Page No.
PART I

	1.	Business	                                                            1
	2.	Properties	                                                          9
	3.	Legal Proceedings                                                  	14
	4.	Submission of Matters to a Vote of Security Holders                	15
  		Executive Officers of the Company                                  	15

PART II

	5.	Market for Registrant's Common Shares of Beneficial
				Interest and Related Shareholder Matters	                           17
	6.	Selected Financial Data	                                            17
	7.	Management's Discussion and Analysis of Financial
 			Condition and Results of Operations	                                21
	8.	Financial Statements and Supplementary Data	                        29
	9.	Changes in and Disagreements with Accountants on
			 Accounting and Financial Disclosure	                                49

PART III

	10.	Directors and Executive Officers of the Registrant                	49
	11.	Executive Compensation	                                            49
	12.	Security Ownership of Certain Beneficial Owners and
  			Management	                                                        49
	13.	Certain Relationships and Related Transactions                    	49

PART IV

	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K   	49
   		Signatures	                                                        52

PART I

Item 1.	Business.

(a)	General Development of Business

	Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a
Maryland real estate investment trust (a "REIT") to acquire and operate sub-
stantially all of the enclosed shopping mall properties and two office build-
ings (the "Properties") owned by Crown American Associates ("CAA" or "Crown
Associates"), formerly Crown American Corporation.  Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding'). CAA, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to alesser extent, strip shopping centers, hotels and office buildings.

	On August 17, 1993, the Company consummated simultaneously the acquisition of the Properties (the "Acquisition") and an initial public offering (the "IPO") of
24,540,000 of its common shares of beneficial interest (the "Shares").
Eleven Properties were acquired by Crown American Properties, L.P., a Delaware limited partnership (the "Operating Partnership") which is controlled by the
Company as the sole general partner, and 15 Properties were acquired by Crown
American Financing Partnership, a Delaware general partnership (the
"Financing Partnership") in which the Operating Partnership owns a 99.5% general partnership interest and in which the Company, through Crown American
Financing Corporation, a wholly-owned corporate subsidiary of the Company
(the "Financing Corporation"), owns a 0.5% general partnership interest.  The net proceeds of the IPO were contributed by the Company to the Operating
Partnership in exchange for the general partnership interest in the Operating
Partnership.  The Operating Partnership contributed a portion of the net proceeds from the IPO to the Financing Partnership in exchange for the 99.5%
general partnership interest in the Financing Partnership. Concurrently with the transactions described above, the Financing Partnership consummated the borrowing of $300 million of loans (the "Mortgage Loans") secured by mortgages on the 15 Properties owned by the Financing Partnership.  The Operating
Partnership and the Financing Partnership (collectively, the "Partnerships")
used the proceeds of the IPO and the Mortgage Loans to pay down existing mortgage debt on the Properties.  On September 15, 1993, the Company sold an additional 978,500 Shares as a result of the underwriters of the IPO exercis-
ing the over-allotment option granted to them in connection with the IPO.

	The consideration paid by the Company and the Partnerships for the Properties consisted of: (i) the issuance to CAA of 1,450,000 Shares (having a value of approximately $25.0 million, based on the initial public offering price), and a 22% limited partnership interest in the Operating Partnership, held by Crown
Investments Trust ("CIT" or "Crown Investments"), an affiliate of CAA and the
Initial Limited Partner of the Operating Partnership, (having a value of approximately $132 million based on the initial public offering price and the fact that each partnership unit is initially equivalent to one Share) and
(ii) the issuance to Pasquerilla Partnership (a partnership comprised of Frank
J. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer
of the Company, and members of his immediate family) of 150,000 Shares (having a value of approximately $2.6 million based on the initial public offering price).
In addition, with the proceeds of the IPO, the Company paid off certain of the debt on the Properties, of which approximately $37 million was cross-
collateralized debt that encumbered certain of the Properties as well as certain of the assets retained by CAA, and of which another approximately $67 million was construction debt that was recourse to CAA.  Also, by virtue of acquiring certain of the Properties, which were subject to recourse construction loans, the Operating Partnership assumed sole responsibility for $98 million of re-
course debt.  In addition to the transactions described above, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the
Operating Partnership.

 At the time of the IPO, the Company held an initial 78.00% limited partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest. Subsequently, the ownership percentages have changed due to
(a) Company shares issued for cash and under the dividend reinvestment plan (pro-ceeds then reinvested by the Company in the Operating Partnership in exchange for an equivalent number of additional limited partnership units) and (b) additional units issued as partial consideration for the purchase of Wyoming Valley Mall in 1995 (see below). The number of limited partnership units outstanding at December 31, 1996 were as follows:



                                           			Number of
 Held by			                                   L.P. Units		      %

Crown American Realty Trust		                	27,612,756       		74.52
Crown Investments Trust and its subsidiary,
 Crown American Investment Company		          9,438,959	         25.48
          Totals	                          			37,051,715	      	100.00


	At the time of the Company's formation in 1993, each of CAA and First Union
Real Estate Equity and Mortgage Investments ("First Union") an unrelated entity, owned an undivided fifty percent (50%) fee interest in each of the Wyoming
Valley Mall and Middletown Mall properties (the "Acquisition Properties").  Each of CAA's and First Union's undivided interests were leased to subsidiaries of
CAA pursuant to separate long-term ground leases. Based on the agreements between CAA and First Union relating to their co-ownership of the Acquisition
Properties, which contained a right of first refusal with respect to any third-
party offer to purchase either party's interest, First Union objected to the transfer of CAA's interests in the Acquisition Properties to the Operating
Partnership pursuant to such purchase offer made shortly after the Company's formation.

	In September 1994, Crown Investments entered into a Purchase and Sales Agree-
ment with First Union (the "PSA") to acquire First Union's interests in each of the Acquisition Properties for an aggregate purchase price of $33,500,000.
The total consideration consisted of $27,500,000, payable in cash, for its interest in Wyoming Valley Mall, and $6,000,000, payable pursuant to a purchase money note in favor of First Union due January 31, 1998 with interest at the rate of 9% per annum of which 8% per annum is payable in current monthly installments (the "Middletown Note"), for its interest in Middletown Mall.

	On December 14, 1994, the independent members of the Company's Board of Trustees (the "Independent Trustees") unanimously approved the assignment by CIT to the Operating Partnership of the right to acquire First Union's interest in Wyoming Valley Mall pursuant to the PSA, and the assumption by the Operating Partnership of the obligation to purchase such interest from First Union, upon the simultaneous contribution of the respective interests of CAA and its sub-sidiary in Wyoming Valley Mall to the Operating Partnership in exchange for the issuance to such entities of additional Partnership Units and cash in amounts to be determined by the Independent Trustees after receipt of an appraisal approved by an executive officer of the Company, but not less than 750,000 Partnership Units to CIT or a subsidiary of CIT and not less than $10,000,000 in cash to CAA.

	The Independent Trustees adopted a similar resolution regarding Middletown Mall
(except that there was to be no cash payment by the Operating Partnership nor any specified minimum number of Partnership Units to be issued), subject to satisfaction of certain conditions.  On January 27, 1995, the Independent
Trustees unanimously approved the assignment by CIT or its immediate assignee to the Operating Partnership of the right to acquire First Union's interest in
Middletown Mall pursuant to the PSA, upon the simultaneous contribution to the Operating Partnership of the respective interests of CAA and its subsidiary in Middletown Mall, in return for the assumption by the Operating Partnership of the existing first mortgage indebtedness on Middletown Mall (approximately
$1,784,000 principal amount outstanding as of such date) and the Operating
Partnership's agreement to take title subject to a second mortgage to be delivered to First Union to secure the Middletown Note (but without any recourse to the Operating Partnership or the Company, or its or their other assets, for the payment of the Middletown Note, which is guaranteed by a subsidiary of CIT and secured by 750,000 Operating Partnership units held by that subsidiary).  In addition, the Independent Trustees approved the issuance to CAA, CAA's sub-
sidiary and a subsidiary of CIT (as CIT's assignee), in exchange for the contri-
bution of their respective interests in Middletown Mall, of an aggregate number of additional Partnership Units to be determined by the Independent Trustees at the time of the payment of the Middletown Note in full (retroactive to
January 1 of the year in which such payment occurs).

	The total number of additional Partnership Units issued and to be issued in exchange for the respective contributions of such interests in Wyoming Valley
Mall and Middletown Mall is determined by dividing the estimated annualized distribution of Funds from Operations by the Operating Partnership attributable to Wyoming Valley Mall or Middletown Mall, as the case may be (after taking into account adjustments to ground rent and debt service refinanced or assumed by the
Operating Partnership), by the dividend distribution rate per Share in effect for the year ended prior to the year in which the units are issued.

	On May 3, 1995, the Independent Trustees made a final determination of the total number of additional Partnership Units to be issued in exchange for the contribution of the interests of CAA and CAA's subsidiary in Wyoming Valley
Mall; 1,786,459 additional Partnership units were issued, effective as of January 31, 1995, to Crown American Investment Company, a new wholly-owned sub-sidiary of CIT (as successor by merger with CAA's subsidiary) in exchange for such contributions. The new units represented approximately 5.1% of the total units outstanding prior to the issuance of the new units.

	The Independent Trustees will not make a final determination of the total number of additional Partnership Units to be issued in exchange for the respect-ive contributions of CAA, CAA's subsidiary and CIT's subsidiary in Middletown Mall until the Middletown Note is paid in full. There is no assurance that the Operating Partnership will pay the Middletown Note in full or, if the Middletown
Note is paid in full, how many additional Partnership Units, if any, will be issued in respect of Middletown Mall based on such formula.

	Prior to and through November 1994, Hess's Department Stores, Inc. ("Hess's")
was an anchor tenant at 12 of the Company's malls, in the joint venture's en-
closed shopping mall, at an anchor pad in which the Company holds a ground leasehold interest, and at the two malls purchased by the Company in January
1995 as described above.  Hess's is a subsidiary of Crown Holding which is owned by Frank Pasquerilla and members of his immediate family.  In 1994 all of Hess'sstore locations were transferred or sold to The Bon-Ton Stores, Inc.
("Bon-Ton") and to The May Department Stores Company ("May"); Hess's operations ceased at that time and it began to liquidate its remaining assets and lia-
bilities. 	Management believes that the May and Bon-Ton transactions were consistent with, and in further-ance of, the Company's growth strategy of upgrading its existing properties. Refer to Note 7 of the Company's Consolidated
Financial Statements in Item 8 hereto for additional information concerning these transactions as they affect the Company.

(b)	Financial Information About Industry Segments

	The Company is primarily engaged in the business of owning, operating, man-
aging, leasing, acquiring, developing, redeveloping, expanding, renovating and financing enclosed shopping malls and, therefore, only operates in one seg-
ment.  See the Consolidated Financial Statements and Notes thereto referred to in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(c)	Narrative Description of Business

	General

	The Company conducts all of its business activities through the Partnerships.
Through its ownership interests in the Partnerships, as of December 31, 1996 the
Company owns the Properties, which consist of 25 enclosed shopping malls, which include a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall) (collectively, the "Malls"), and an office building in Johnstown, Penn-
sylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to CAA's hotel division and third parties ("Pasquerilla Plaza"), a ground leasehold interest in a parcel of land with an approximate 107,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and approximately 130 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls.  As further described in Note 14 to the Consolidated
Financial Statements, the Company also owned, until September 1996 when it was sold to a third party, an office building in Newport News, Virginia with approximately 102,000 gross square feet leased to third parties (the "Patrick
Henry Corporate Center").  The Company, through its ownership interest in the
Operating Partnership, manages 24 of the Malls (the "Managed Malls") and
Pasquerilla Plaza while the Anchor Pad and Palmer Park Mall are managed by other third party property managers.

	The Company is self-administered and self-managed.  The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the own-
ership, operation, management, leasing, acquisition, development, redevelop-
ment, expansion, renovation and financing of enclosed shopping malls.

	The Company's executive offices are located at Pasquerilla Plaza, Johnstown,
Pennsylvania 15901 and its telephone number is (814) 536-4441.

	Operating Strategies and Practices

	General.  The Company's management believes that the shopping center business has evolved from primarily a development activity to an operating business.  The
Company's management believes that a shopping center company must be a fully in-
tegrated real estate company with asset management, property management, leasing, expansion and renovation, acquisition, development and redevelopment, and financing expertise.

	Mall Management.  The Operating Partnership performs all day-to-day property management functions for the Properties (except for Palmer Park Mall and the
Westgate Mall Anchor Pad, which are managed by a third party manager).  These functions include leasing, construction, management, accounting, finance, data processing, maintenance, marketing, promotion and security. The Company provides each Managed Mall with a general manager, who oversees the on-site staff, and a marketing director.  In addition, each Managed Mall is further supported by regional group managers and multi-property operations, marketing and support personnel.

	Marketing Support. The Company has a Vice President of Marketing and a corporate marketing director who, in conjunction with Managed Mall marketing directors, develop customized marketing plans for each Managed Mall, includ-ing special events, direct mail and television, radio and newspaper advertising.

	Cost Controls.  Management has developed a centralized program for purchasing selected supply items, which permits all Managed Malls to share in bulk purchase discounts.  Management believes that effective control of operating expenses will reduce common area charges which may enable the Company to increase base rent levels.

	To preserve and increase the value of the Managed Malls over the long term, the
Company has a program of preventive maintenance, renovations and expansion plans. The maintenance plans encompass paving, roofing, HVAC and general improvements to the Managed Mall common areas.

	Business Objectives and Policies

	The Company's business objective is to achieve long term capital appreciation through increases in cash flow and the value of the Company.  The Company seeks to accomplish this objective through its direct and indirect ownership of the
Properties, selective acquisitions of additional malls in the United States, improved operations of the Properties, lease-up of unleased space and any acquired shopping centers and, where deemed appropriate, renovations and expansions of these properties.  The Company intends to pursue development activities as opportunities arise. A criterion for new investments will be that they offer the opportunity for growth in Funds from Operations.  As used herein, "Funds from Operations" means net income before extraordinary items and non-recurring items, real estate depreciation and amortization, and additionally includes cash flow support earned from the Predecessor (See Note 7 to The Consolidated Financial Statements).  The Company anticipates that new real estate investments will be located primarily in the Eastern United States, but it may also consider purchasing properties in other regions of the United
States.  All of the Company's activities will be conducted through the
Partnerships, although the Company may hold temporary cash investments from time to time pending investment or distribution to shareholders.

	The Company may purchase or lease properties for long-term investment, expand and improve the Properties presently owned, or sell such properties, in whole or in part, when circumstances warrant.  The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership.  The Company expects that any single investment in a property would not exceed 10% of the Company's assets.  The Company's policy is to acquire assets primarily for income and long-term appreciation in value through the implementation of the Company's asset management and operating strategies.

	Disposition Objectives and Policies

	The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines
that such action would be in the best interests of the Company.   As further
described in Note 14 to the Company's Consolidated Financial Statements, in 1995
the Board of Trustees authorized management to pursue the sale of certain malls and other assets that were not considered at that time to be fully consistent with or essential to the Company's long-term strategies.  As reported in the
Company's Form 10-Q for the second quarter of 1996, the assets that had been held for sale in 1995 are no longer being offered due to potential new develop-
ment opportunities that have arisen, current market conditions, and other reasons.  Other than the Patrick Henry Corporate Center, an office building located in Newport News, Virginia, which was sold to a third party in September
1996, none of the properties have been sold to date or are under a sale agree-
ment at this time.

	Financing

	The Company maintains working capital that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of the Operating Partnership's business and investments in the ordinary course.  As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereto, during 1996 the Company arranged (1)  $47.0 million of debt refinancings which raised an incremental $0.6 million after repayment of $46.4 million of existing debt and financing costs,  (2)  $5.4 million in a new construction loan facility for the renovation of Shenango Valley Mall in Sharon, Pennsylvania, and (3)  a one
year extension of the $5.6 million yearly renewable secured line of credit.
In addition, during 1996 the Company drew $30.7 million in proceeds under a con-
struction loan facility arranged in 1995 for the reconstruction and expansion of the fire damaged Logan Valley Mall.  The Company also extended to 1998 and
1999 the repayment of $42.8 million in debt that was scheduled to come due in
1997.  In December 1996 the Board of Trustees approved the terms of a $10 million unsecured line of credit with Crown Financing Company, a related party
(see Note 7 to The Consolidated Financial Statements).  This line of credit agreement was executed in January 1997; no amounts have been drawn under this line.

	If the Board of Trustees determines that additional funding is required, the
Company or the Operating Partnership may raise such funds through additional in-
fusions of equity (public or private and at the Company or the Operating
Partnership level), debt financing or retention of additional cash flow by reducing the dividend amount per share (subject to considerations regarding the taxability of undistributed real estate investment trust income), or a com-
bination of these methods.  In August 1995 the Company reduced its quarterly dividend from $.35 per share to $.20 per share in order to reinvest more in-
ternally-generated funds in various property expansions, improvements, and related investments.  It is anticipated that any additional borrowings will be made through the Operating Partnership either directly or indirectly, although the Company may also incur indebtedness which may be re-loaned to the Operating Partnership.  Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt.  Indebtedness incurred by the Operating Partnership may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Operating Partner-
ship.  Such indebtedness may be recourse to all or any part of the Properties to be owned by the Operating Partnership, or may be limited to the particular property to which the indebtedness relates.

	Strategy for Growth

	The Company was formed to provide a public vehicle for the further growth of
CAA's enclosed shopping mall business.  It is the objective of the Company's management to achieve growth in Funds from Operations by maximizing cash flow from existing Malls through increased occupancy and increased rent, expanding and/or renovating existing Malls, acquiring and, to a lesser extent, developing new enclosed shopping malls, and by selling properties that are not consistent with or essential to the Company's long-term growth strategies.

	The Company follows a program of renovation and expansion in circumstances where management believes that higher rental rates and occupancy levels can be achieved. The Company intends to continue to monitor opportunities for expan-sion and reconfiguration and to capitalize on such opportunities in part through utilizing its relationships with existing tenants and its extensive con-tacts with the retailing community. The Company, through the Operating Partnership, intends to undertake development activities as opportunities arise. The Company's primary acquisition strategy is to purchase under-performing shopping centers in desirable areas and to improve their performance through a comprehensive program of renovation, expansion, reconfiguration, and re-merchandising. The Company may acquire shopping centers in different regional markets to facilitate geographic diversification of its real estate holdings. The acquisition of larger properties, or a group of properties, may be undertaken with an institutional or joint venture partner.

	Because the Company's revenues are subject to a variety of factors, many of which (such as local and national economic conditions, interest rates and the financial performance of the Company's tenants) are beyond the Company's con-
trol, there can be no assurance that the Company's management, leasing and acquisition strategies will achieve the Company's growth objectives.

	Competitive Position

	The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 21 Malls are the largest enclosed malls in their trade areas, of which 13 are the only enclosed mall in their trade areas.

	Sixteen Malls are located in the state of Pennsylvania and one is located on the New Jersey-Pennsylvania border, approximately 25 miles from Allentown.  Two of the Malls are located in Virginia, one in Maryland, two in West Virginia, two
in eastern Tennessee and one in northwestern Georgia.

	CAA had continually expanded and renovated its Malls to maintain their com-
petitive position. 19 of the Malls have undergone an expansion or renovation since they were completed, and 16 of the Malls have been expanded more than once. Management of the Company intends to utilize the approximately 2.0 million square feet of remaining expansion capacity to maintain and enhance the quality of the Malls and their competitive position in their trade areas.

	Although management believes the Malls can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers and malls.  Many of its competitors may be at an advantage to the extent they can utilize working capital and retained earnings to finance projects while the Company is required to satisfy the REIT qualification requirements under the Internal Revenue Code of 1986 (the "Code"), which include a requirement to distribute specified amounts of its annual taxable income, as defined in the Code (See Income Taxes section following for additional information). In addition, retailers at the Malls face increasing competition from discount shopping centers, outlet malls, shopping clubs, direct mail, telemarketing, and home shopping television networks.

	Employees

	At the time of the initial public offering, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shop-
ping center business became employees of the Operating Partnership.  As of
December 31, 1996, the Operating Partnership has approximately 417 full-time employees in the following operational areas:

		      	                                           Number of
                                                   	Employees

Asset and property management (including on-site)     	292
Leasing and lease administration      	                 24
Development and construction services               	   25
Financial and legal services     		                     55
Executive management and corporate administration     		21
			Total                                               417

	None of the Operating Partnership's employees are currently represented by any union.  The Company and the Financing Partnership do not have any paid employees, but officers of the Operating Partnership are also officers of the
Company and the Financing Partnership. The Company's management considers its relations with the employees of the Operating Partnership to be satisfactory.

	The Mortgage Loans

	Concurrently with the Acquisition and the IPO, the Financing Partnership borrowed $300 million aggregate principal amount of Mortgage Loans through Kidder Peabody Mortgage Capital Corporation (the "Lender"). The net proceeds together with a portion of the offering proceeds were used to retire existing indebtedness with respect to the 15 Malls owned by the Financing Partnership at that time.

	As described in Item 2(a), in December 1994 a fire destroyed a portion of the
Logan Valley Mall, one of the 15 malls then owned by the Financing Partnership.
In connection with obtaining a construction loan from banks in order to re-
build and expand Logan Valley Mall, $19.4 million of the $300 million Mortgage
Loans was repaid without penalty in December 1995.  In connection therewith, the
Logan Valley Mall property was released from the $300 million Mortgage Loans and was transferred to the Operating Partnership in 1995.  Accordingly, the
Financing Partnership now owns 14 properties.

	The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998, and $100 million in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in August of 1998, 2000, and 2003, respectively, for an average annual rate of 7.24% for the year ended
December 31, 1996 and 7.20% for the years ended December 31, 1995 and 1994 and for the period from August 17, 1993 through December 31, 1993. The rates were determined based on a specified spread over U.S. Treasury Securities having comparable maturities and reflect the average prevailing market rate at the time the Mortgage Loans were made, applicable to securitized debt having a AA rating. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership (the "Mortgaged Properties") and by assignments of all of the Financing Partnership's interest in the rents and leases at each of such Mortgaged Properties. Approximately $250 million of the Mortgage Loan indebt-edness is guaranteed by Crown Investments, an affiliate of CAA and a princi-pal shareholder of the Company and the Operating Partnership. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant im-provements or leasing costs. No such amounts are borrowed as of December 31, 1996.

	Principal of the Mortgage Loans is subject to prepayment, in whole or in part, at the option of the Financing Partnership, on any monthly interest payment date after August 1998; provided, however, that the $80.6 million of mandatory principal payments due in August 1998 may be made at any time after August 1997.
The first $80.6 million tranche can be prepaid after August 1997, subject to the payment of a yield maintenance charge;  after February 1998 prepayment of this tranche would not be subject to the yield maintenance charge.  After
August 1998 voluntary prepayments of the remaining two tranches would be subject to the payment of a yield maintenance charge; however, six months prior to the due date of the remaining two tranches, prepayment may be made without penalty.  Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged
Properties as provided in the respective Mortgages.

	The mortgage documents contain various representations, covenants and events of default and a recourse environmental indemnification. They also require that the
Financing Partnership and the Financing Corporation comply with certain affirmative and negative covenants, including covenants restricting the incur-
rence of certain additional indebtedness and prohibiting such entities from acquiring any other property or conducting any other business, and covenants which limit the ability of the Financing Partnership to file for voluntary bankruptcy.

	Pursuant to the mortgage documents, the Financing Partnership has been required to make payments into restricted cash accounts for capital expenditures, pro-
perty renovations, storage tank remediation work and the funding of certain commitments to tenants.  Amounts paid into the reserves can be withdrawn to reimburse the Company for qualifying expenditures made at the 14 malls.
Currently the Financing Partnership is required to deposit $450,000 each quarter into the capital expenditure and renovation reserve.  The total amount held in restricted cash deposits at December 31, 1996 was $0.8 million.

	Business Issues

	As the owner of real estate, the Company is subject to risks arising in con-
nection with the underlying real estate, including defaults under or non-renewal of tenant leases, bankruptcy of tenants, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws.  The success of the Company also depends upon certain key person-
nel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other indebtedness, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

	 Income Taxes

	The Company elected to be taxed as a Real Estate Investment Trust (REIT) under
Sections 856 through 860 of the Code, commencing with its first taxable year ended December 31, 1993, and intends to conduct its operations so as to continue to qualify as a REIT under the Code.  As a REIT, the Company generally will not be subject to Federal and state income taxes on its net taxable income that it currently distributes to shareholders.  Qualification and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the
Code.

	The Company's taxable income (before the dividends paid deduction) for the years ended December 31, 1996, 1995 and 1994 was approximately $3.6 million, $2.8 million and $7.4 million, respectively. These amounts differ signifi-cantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. Primarily due to this difference and to the availability in 1996 of $16.5 million excess dividend distributions carryforward, which arose prior to 1996, the Company was not required to make any dividend distri-butions in 1996 in order to satisfy the dividend distribu-tion test required to maintain REIT status for that year. In 1996 the Company continued to follow its practice of paying regular quarterly dividends to its shareholders in the amount of $.20 per share per quarter. The Company estimates it will have approxi-mately $22.5 million in excess dividend distribution carryforwards at December 31, 1996, which can be used to satisfy the dividend distribution test in 1997 or subsequent years.

	If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income taxes (including any applicable altern-
ative minimum tax) on its taxable income at regular corporate rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

	Environmental Matters

	The Company believes that the Properties are in compliance in all material re-
spects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.  The Company is not aware of any environmental condition which the Company believes would have a material adverse effect on the
Company's business, assets or results of operations (before consideration of any potential insurance coverage).

Nevertheless, it is possible that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environ-mental liability or (ii) the current environmental condition of the Properties have not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the Financing Partnership.

	Many of the Malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products pri-
marily related to the operation of auto service center establishments at such
Malls, and one Mall was constructed on a site, a portion of which had been pre-
viously used as a municipal landfill.  In some cases, underground storage tanks have been abandoned in place, filled in with inert materials or removed and re-
placed with above ground tanks.  Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, requiring remediation has occurred at five of the Properties, and subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted by the Company at such
Properties.  The costs of remediation with respect to such matters have not been and are not expected to be material.

	There are also minor amounts of asbestos-containing materials ("ACM") in most of the Properties, primarily in the form of floor tiles, mastics and roofing materials, which are generally in good condition.  Fireproofing and insulation containing asbestos is also present in certain Properties in non-public areas, such as mechanical rooms.  The Company believes that the presence of these ACM does not violate current law.  In addition, the Company has an ongoing program of reviewing spaces that have been vacated by tenants and occupants of the Properties for the presence of ACM, and removing any ACM dis-
covered in such spaces before reletting the same to new tenants or occupants.

	Two Malls also contain waste water treatment facilities which treat waste water at the Malls before discharge into local streams.  Operation of such facilities is subject to federal and state regulation.  All necessary permits have been obtained and the Company's management believes such facilities are in compliance with current law.

Item 2.	Properties.

(a)	The Malls

	Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 25 enclosed shopping malls, which include a 50% partner-ship interest in Palmer Park Mall (an enclosed shopping mall). All of the Malls have department stores as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail store tenants (the "Mall Stores") which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores (the
"Freestanding Stores") are located along the perimeter of the parking areas at 17 of the Malls. Unless otherwise indicated, the information provided in this
Item 2 is stated as of December 31, 1996.

	The Company, through the Partnerships, owns all of the Malls in fee, except
Palmer Park Mall, Shenango Valley Mall and Uniontown Mall.  Palmer Park Mall
Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall.  Shenango Valley Mall is subject to a third party ground lease, and Uniontown Mall is subject to two third party ground leases.

	The total gross leasable area ("GLA") of all 25 Malls is approximately 14.3 million square feet, including Anchors, Mall Stores and Freestanding Stores.  As used herein, GLA of a Mall includes the GLA attributable to all Anchors, includ-
ing seven anchor locations owned by their occupants or other entities.  Anchors,
Mall Stores and Freestanding Stores account for approximately 58%, 37% and 5%, respectively, of the total GLA of the Malls.  Excluding Freestanding Stores, the
Malls range in size from approximately 300,000 to 830,000 square feet of GLA with an average size of approximately 545,000 square feet of GLA.  Each Mall has ample surface parking with 19 of the Malls having parking ratios above 5.0 per
1,000 square feet of GLA.

	At December 31, 1996, 99% of the Company owned anchor GLA was leased. At December 31, 1996, one anchor store at Carlisle Mall and one anchor store at North Hanover Mall, both formerly occupied by Kmart, were both vacant and unleased. During 1996 these leases were terminated in exchange for $1.4 million cash consideration from Kmart, of which $0.7 million is to be paid in

March 1997; the $1.4 million was recorded as lease buyout income (part of minimum rents). Replacement tenants are being pursued for both locations.
Six of the seven anchor stores owned by their occupants or others were occupied at December 31, 1996. One of the non-owned anchor stores, the former Clover store at Palmer Park Mall, was closed during 1996 and the land and building was sold to another real estate development company. The Palmer Park Mall Venture is currently negotiating the purchase of this land and building.

	 On January 31, 1996, the temporary leases for Bon-Ton stores at Chambersburg and Uniontown (See Note 7 to the Company's Consolidated Financial Statements in
Item 8 hereto) expired and the stores became vacant.  The Chambersburg location has been leased to J.C. Penney for the same rent; the J.C. Penney store is expected to open in March 1997.  The Uniontown location is leased to a furniture store under a two year lease that expires in April 1998.  On January 31, 1997, the temporary leases for Bon-Ton stores at Franklin Mall, Schuylkill Mall and
Middletown Mall also expired.   The Company is in discussions with department
store chains and other tenants as replacements for these anchor store locations.
Mall Store GLA is approximately 76% leased at December 31, 1996.  All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

	On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space as well as affecting three additional small shops containing approximately 18,000 square feet of gross leasable space. The net book value of the destroyed assets approximated $3.5 million. The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million. The difference between the amount received and the net book value of destroyed assets and the related demolition and clean up costs is $11.2 million, which has been recorded as an extra-ordinary gain in 1995. During 1995 and 1996 the Company also recorded $1.9 million and $0.8 million, respectively, in business interruption insurance, which is included in revenues. Because of the business interruption insurance coverage, the fire had no material impact on 1996, 1995 and 1994 results of operations. During 1995 the Company started the reconstruction and expansion of the fire-damaged mall; the entire construction project is expected to be completed in August 1997 and to cost approximately $68 million, including capitalized interest and tenant allowances for new tenants. Construction financing has been arranged with the expected total borrowings ranging from $53 million to $54 million with the remaining project costs being funded from the Company's internal cash flows. The total amount that may be drawn on the construction loan is dependent on costs incurred, level of leasing achieved, and other factors.

	There are several types of retail shopping centers, varying primarily by size and marketing strategy.  Retail shopping centers of 100,000 square feet to
400,000 square feet of GLA, are considered "community" shopping centers, those in excess of 400,000 square feet of GLA are considered "regional" shopping centers, while those having in excess of 800,000 square feet of GLA are con-
sidered "super-regional" shopping centers. Twenty of the Malls are considered regional shopping centers and five are community shopping centers.

	The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls.  The Company's management believes that the
Malls have strong competitive positions because 21 are the largest, of which
13 are the only, enclosed regional shopping malls in their respective trade areas.  No one Mall accounted for more than 6.5% of the total GLA of the Malls or 7.6% of total revenues for the year ended December 31, 1996.

	A substantial portion of the income from the Malls consists of rent received under long-term leases.  Generally, the leases provide for tenants to pay rent comprised of two elements. The first element is fixed base rent, often subject to increases according to a schedule agreed upon at the time of lease inception.  The second element is percentage rent, which is based on a percent-
age of gross sales in excess of a specified minimum annual amount.  In some cases tenants only pay fixed base rent and, in a few cases, tenants only pay percentage rent.

	Virtually all of the leases for Mall Stores contain provisions allowing the
Malls to recover certain costs for common area maintenance, property taxes and other expenditures related to the day-to-day operations of the Malls.  In addition, most of the Mall Store leases include provisions that allow the Malls to recover costs associated with roof and parking lot repairs and other capital expenditures.  All Anchors also contribute to certain of these costs.


Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 1996:

                                             % of Owned
                                             Anchor/Mall
		                                           Store GLA
                                             Leased as of            Lease
                     Square Feet             December 31,            or Easement
Property             of  GLA(1)  	           1996 (2)      Anchors   Expiration

Pennsylvania

Capital City Mall	  Mall	           241,303	 100/84%       Sears	       2000
Camp Hill, PA	      Anchor	         322,512			             Hecht's (3) 	2093
	                   Freestanding	    46,158    			         J.C. Penney	 2010
	                   Total GLA       609,973

Carlisle Plaza Mall	Mall	           121,277		64/73%       	J.C. Penney 	1999
Carlisle, PA	       Anchor	         178,821			             Bon-Ton	     2002
	                   Freestanding	    45,048	             		Vacant (4)	     -
                   	Total GLA	      345,146

Chambersburg Mall	  Mall	           211,182	 100/82%	      Sears		      2010
Chambersburg, PA	   Anchor	         240,948		         	    J.C.
	                   Total GLA	      452,130			              Penney (13) 2012
                                                           Value City	  2007
				                                                      	Bon-Ton     	2005

Franklin Mall	      Mall	           238,824	 100/56%	      Sears	      	1999
Washington, PA	     Anchor	         310,401		         	    Bon-Ton (4)  1997
                   	Freestanding	     3,132		              Hills        2006
	                   Total GLA	      552,357			             Bon-Ton      2000

Logan Valley Mall
 Altoona, PA (5)	   Mall	           235,196		100/75%	      Kaufmann's  	2005
                    Anchor	         480,034	         		    Sears		      2016
	                   Total GLA	      715,230		             	J.C.
                                                            Penney (9)		2017

Lycoming Mall	      Mall	           324,045		100/85% 	     Sears	       2008
Williamsport, PA	   Anchor	         453,936			             J.C. Penney	 2005
	                   Freestanding	    25,857		         	    Bon-Ton	     2006
	                   Total GLA	      803,838		             	Kaufmann's   2093
					                                                       (3)
                                                           Value City	 	2008

Nittany Mall	       Mall	           223,587		100/82%       Sears		      2005
State College, PA	  Anchor	         298,489		             	J.C. Penney 	2005
	                   Freestanding	     4,168		             	Value City	 	2001
	                   Total GLA	      526,244	         		    Bon-Ton      2004

North Hanover Mall 	Mall	           144,078		78/85%	       Sears	      	2000
Hanover, PA	        Anchor	         279,127		             	J.C. Penney 	2001
	                   Freestanding	    29,027		             	Bon-Ton	    	2001
	                   Total GLA	      452,232		             	Vacant (4)      -

(1),(2),(3),(4),(9),(13) - See page _______ for explanation.


                                             % of Owned
                                             Anchor/MALL
                                             Store GLA
                                             Leased as of            Lease
                    Square Feet              December 31,            or Easement
Property            of GLA (1)               1996 (2)      Anchors   Expiration

Palmer Park Mall	   Mall	           143,556		100/89% 	     Bon-Ton	    	1999
Easton, PA	         Anchor	         197,516			             Vacant (7)		    -
	                   Freestanding	       684
	                   Total GLA	      341,756

Schuylkill Mall	    Mall	           282,057		100/62%       Sears		      2000
Frackville, PA	     Anchor	         409,122	             		Kmart	      	2005
	                   Freestanding	    45,773		             	Bon-Ton (4)  1997
                    Total GLA      	736,952		              Bon-Ton (10) 2003
				                                                      	Phar-Mor	   	2006
Shenango Valley
 Mall	              Mall	           119,607		100/69%	      Sears		      2000
Sharon, PA	         Anchor	         356,226			             J.C. Penney	 1999
	                   Freestanding	    29,050			             Kaufmann's	  2001
	                   Total GLA	      504,883

South Mall	         Mall	           123,494		100/88%	      Bon-Ton     	2005
Allentown, PA	      Anchor	         255,597		         	    Stein Mart	 	2006
	                   Freestanding	     4,920	         	    	Phar-Mor	   	2006
	                   Total GLA	      384,011

Uniontown Mall	     Mall	           282,185		100/83%	      Sears	      	2000
Uniontown, PA	      Anchor	         370,992	         	    	J.C. Penney		2005
	                   Freestanding	    32,978		         	    Bon-Ton     	2005
	                   Total GLA	      686,155		             	Value City  	1997
					                                                      Temporary
                                                      					 Furniture
                                                            Store	    	 1998

Viewmont Mall	      Mall	           206,712		100/88%	      Sears	      	2005
Scranton, PA	       Anchor	         532,058	             		J.C. Penney		2000
	                   Freestanding	    31,029	         	    	Kaufmann's  	2093
	                   Total GLA	      769,799                 (3)

West Manchester
 Mall	              Mall	           300,157		100/64%       Value City	 	2011
York, PA           	Anchor         	407,366		         	    Bon-Ton	    	2001
                   	Total GLA	      707,523		             	Wal-Mart	   	2014
				                                                  	    Hecht's (3)  2094

Wyoming Valley Mall	Mall	           247,893		100/86%	      Sears	      	2001
Wilkes-Barre, PA   	Anchor	         584,636			             J.C. Penney		2002
	                   Freestanding	    88,952			             Bon-Ton     	2002
		                                  921,481		              Kaufmann's
                                                            (8)        	2002
			                                                 	    	 Kaufmann's
                                                            (8)        	2002

(1),(2),(3),(4),(7),(8),(10) - See page _______ for explanation.


                                             % of Owned
                                             Anchor/Mall
                                             Store GLA
                                             Leased as of            Lease
                    Square Feet              December 31,            or Easement
Property            of GLA (1)               1996 (2)      Anchors   Expiration

Maryland

Francis Scott
 Key Mall	          Mall	           278,801 	100/92%	      Sears	      	2003
Frederick, MD	      Anchor	         447,319			             Leggett (6)		2001
	                   Freestanding	     2,417    	     		    Value City  	2010
	                   Total GLA	      728,537			             Hecht's (10)	2044

New Jersey

Phillipsburg Mall	  Mall	           214,339		100/66%	      Bon-Ton	    	2010
Phillipsburg, NJ	   Anchor	         306,541			             J.C. Penney 	2010
	                   Freestanding	    18,073		             	Kmart	      	2015
	                   Total GLA	      538,953		             	Sears	      	2004

Virginia

New River Valley
 Mall	              Mall	           191,302		100/77% 	     Sears	      	2008
Christiansburg, VA	 Anchor	         232,197			             J.C. Penney 	2008
	                   Total GLA	      423,499			             Leggett (6)	 2008
					                                                      Peebles     	2009

Patrick Henry Mall	 Mall	           208,296		100/89%	      Upton's	    	2007
Newport News, VA	   Anchor	         232,618			             Proffitt's	 	2008
	                   Total GLA	      440,914	         		    Leggett (6) 	2009

Georgia

Mount Berry Square	 Mall	           208,765		100/67% 	     Sears	      	2011
Rome, GA           	Anchor	         269,868	         		    J.C. Penney		2006
	                   Total GLA	      478,633	             		Proffitt's  	2012
					                                                      Belk-Rhodes		2011

Tennessee

Bradley Square     	Mall	           167,527		100/66%	      Sears	      	2005
Cleveland, TN	      Anchor	         220,438		         	    J.C. Penney		2006
                   	Total GLA	      387,965		             	Proffitt's	 	2011
			                                                      		Kmart	      	2012

Oak Ridge Mall	     Mall	           272,783		100/52%       Sears	      	2005
Oak Ridge, TN	      Anchor	         368,272         		    	J.C. Penney		2007
                   	Freestanding	   234,402		             	Wal-Mart	   	2008
	                   Total GLA	      875,457		             	Proffitt's
                                                            (8)	 	      1999
					                                                      Proffitt's
                                                            (8)	       	2013
West Virginia

Martinsburg Mall	   Mall	           179,219		100/75%	      Sears	      	2011
Martinsburg, WV	    Anchor	         283,178	         	    	Wal-Mart 	  	2011
	                   Total GLA	      462,397			             J.C. Penney 	2011
					                                                      Bon-Ton     	2012

(1),(2),(6),(8),(10) - See page _______ for explanation.

       18,

                                             % of Owned
                                             Anchor/Mall
                                             Store GLA
                                             Leased as of
                    Square Feet              December 31,            or Easement
Property            of GLA (1)               1996 (2)      Anchors   Expiration

Middletown Mall	    Mall	           188,644		85/39%	       Bon-Ton (4)  1997
Fairmont, WV	       Anchor	         257,411	 (11)    		    Hills        2001
	                   Freestanding	    28,926                Office (11)
 	                  Total GLA       474,981                 Facility    1998
                                                           Vacant (11)     -

Totals for all
 Malls              Mall	         5,354,829		99/76%
                                             (11)
                    Anchor	       8,295,623  (12)
	                   Freestanding    670,594
	                   Total GLA    14,321,046


(1)	GLA includes the total square footage of the Anchors, Mall Stores and
    Freestanding Stores.
(2)	Mall Store occupancy includes both tenants in occupancy and tenants that
    have signed leases but have not yet taken 	occupancy as of December 31,
    1996.
(3)	Tenant currently holds a 99 year lease with nominal purchase option.  See
    Note 7 to the Consolidated Financial 	Statements.  These locations are
    deemed owned by their anchor occupants as they only pay a nominal rent.
(4)	Bon-Ton assumed the former Hess's lease on a temporary basis
    through January 31 of the lease	expiration year at Franklin, Schuylkill
    and Middletown.  The vacant stores at Carlisle and North Hanover relate
    to	former closed Kmart stores, whose leases were bought out by Kmart in
    1996.
(5)	On December 16, 1994, a fire destroyed a portion of this mall.  The Company
    is in the process of rebuilding and 	expanding the center.  (See Note 4 to
    The Consolidated Financial Statements.)
(6)	The Leggett Department Store Company was sold during 1996 to Belks
    Department Stores.  The Leggett stores in 	Patrick Henry and New River
    Valley will continue to be operated by Belks whereas the lease for the
    Francis Scott 	Key store was assigned by Belks to J.C. Penney; the new J.C.
    Penney store is expected to open by March 1997.
(7)	The former tenant owned its store and the land under the store and operated
    under a reciprocal easement agreement. 	The former tenant closed this
    store in 1996 and sold the store and land to a real estate development
    company.  While 	discussions with possible replacement anchor tenants have
    been underway, a replacement anchor has not been 	secured at this date.
    The Palmer Park Mall Venture is currently negotiating to purchase the land and building.
(8)	Proffitt's operates two stores at Oak Ridge Mall, one is a children's and
    men's store and one is a women's and home	furnishings store.  Kaufmann's
    (a division of May Department Stores) operates two stores at Wyoming
    Valley Mall; 	one for women's and children's apparel and home furnishings
    and one for men's apparel.
(9)	New lease agreement has been entered into with J.C. Penney extending the
    current lease to 2017 upon the	completion and delivery to them of the
    expanded premises in 1997 as part of the Logan Valley reconstruction and
   	expansion project.  This occurred in January 1997.


(10)Tenant owns its store and the land under the store and operates under a
    reciprocal easement agreement. The lease 	expiration date reflects the
    expiration of the agreement.
(11)A former anchor store location has been leased for several years as an office facility to the Federal Bureau of Investigation.  There is also a small vacant anchor store at this mall.  The Company is evaluating whether to sell Middletown Mall or to redevelop it as a power center or a
    mixed used 	facility.   Accordingly, Middletown is excluded from the
    aggregate occupancy calculations.
(12)Includes 782,462 square feet of space related to seven stores that are owned
    by their anchor occupants or other 	entities.
(13)J.C. Penney has leased this anchor store location and will open the store in
    March 1997.

(b)	Other Properties

	The Company also has ownership interests in Pasquerilla Plaza and the Anchor
Pad.

	Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of gross leasable area. The
Company, as owner of Pasquerilla Plaza, uses approximately 73,000 square feet as its headquarters space and leases approximately 12,200 square feet to CAA and affiliates for annual base rent of $226,613.  Approximately 16,900 square feet is currently leased to third parties. Net rental revenue from Pasquerilla
Plaza from tenants other than CAA was $237,000 for the year ended December 31,
1996.

	The Anchor Pad.  The Anchor Pad is located at Westgate Mall in Bethlehem,
Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company.
The site encompasses 10 acres with an approximately 107,000 gross square foot anchor store and a detached freestanding building of 5,000 square feet.
Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease and the sublease expire on November 22, 2000, at which time the Company has an option to purchase the land fee interest for $500,000. Rental revenue from the Anchor sublease was $369,000 in 1996.

(c)	Property Insurance

	The Company's management believes that all Properties described under Items
2(a) and 2(b) which are owned by the Company, in whole or in part, are adequately covered by insurance.

Item 3.	Legal Proceedings

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


	On August 10, 1995, August 17, 1995, and September 8, 1995, complaints were filed by various individuals on behalf of themselves, and also purportedly on behalf of other similarly situated persons, against the Company and certain of its executive officers in United States District Court for the Western
District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New
York Stock Exchange.  The decline in the Company's share price followed the announcement on August 8, 1995, of various operational and capital resource initiatives by the Company, including a reduction of the Company's quarterly dividend to increase its level of retained internal cash flow and the intention to sell certain assets that were not considered at that time to fit the
Company's growth strategy.

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

	All four cases have been transferred to the Western District, and a consoli-
dated amended complaint has been filed.  The Company has filed a motion seeking to dismiss the consolidated action which is currently pending before the Court.

	This consolidated legal action is in a very preliminary stage.  However, the
Company believes, based on advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the action.  The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company.  The Company's officers also have in-
demnification agreements with the Company.  While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

	As a result of the fire which damaged the Logan Valley Mall in Altoona, Pennsylvania on December 16, 1994 (see Note 4 to the Consolidated Financial
Statements in item 8 hereto), a number of tenants or their insurers have filed lawsuits against the Company for damages to property and for interruption of business. In summary, nine lawsuits have been filed in the Court of Common
Pleas of Blair County, Pennsylvania. The Company has insurance policies in place with coverage limits sufficient to indemnify the Company for any anticipated losses arising from these lawsuits. Accordingly, the ultimate out-come of this litigation is not expected to have any material adverse effect on the Company's results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1996.


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the five executive officers of the Company as of February 28, 1997.

Name                 		Age	   Office with the Company

Frank J. Pasquerilla	  70	    Trustee, Chairman of the Board of Trustees
                              and Chief Executive Officer
Mark E. Pasquerilla	   37	    Trustee and President
John M. Kriak		        49    	Trustee, Executive Vice President and Chief
                              Financial Officer
Nicholas O. Antonazzo	 59	    Executive Vice President, Real Estate Development
Thomas Stephenson	     55	    Executive Vice President, Asset Management

	Frank J. Pasquerilla became Chairman and Chief Executive Officer of the Company upon its formation. Mr. Pasquerilla directs all financial and development activities, establishes corporate policy and provides overall strategic direction for the Company.  He joined CAA within a year of its founding in 1950 and became president in 1953.  Mr. Pasquerilla became CAA's sole owner in 1961 and  has served as its Chairman and Chief Executive Officer.  He is a Trustee of
the University of  Notre Dame, a member of the Board of Directors of
Georgetown University and was a Trustee of the International Council of Shopping
Centers.  In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive Committee of USBANCORP, INC.

	Mark E. Pasquerilla became President of the Company upon its formation.
Mr. Pasquerilla directs asset management, project construction and the general administration of the Company and also assists the Chief Executive
Officer with strategic planning and the establishment of corporate policy. He has also served as President of CAA since 1990, and was Executive Vice
President of Operations of CAA from 1987 to 1990. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership
Council from 1987 to 1995, and is a former Fulbright-Hays Scholar.  Mark E.
Pasquerilla is the son of Frank J. Pasquerilla.

	John M. Kriak became Executive Vice President and Chief Financial Officer of
the Company on May 3, 1995.  Mr. Kriak is responsible for financial services, with emphasis on the coordination of real estate acquisitions, financial controls, corporate and project financing, and management information systems.
Mr. Kriak has been Executive Vice President of Crown Holding Company, the parent of Crown Investments Trust, since May 1993.  He was formerly the Chief Financial
Officer, Vice President, Secretary, and Treasurer of Penn Traffic Company, a
food retailer and supermarket operator, from 1976 until May 1993.  Mr. Kriak is a CPA and a CMA.

	Nicholas O. Antonazzo became Executive Vice President, Real Estate Development, of the Company upon its formation.  Mr. Antonazzo directs the leasing, expansion and redevelopment of regional malls, anchor department store relations, value-
added tenant relations and peripheral land sales.  He has also served as
Executive Vice President of Development of CAA from 1987 to August 16, 1993.
Mr. Antonazzo is a former state director for the International Council of Shop-
ping Centers and is admitted to practice law before the Pennsylvania Supreme and Superior Courts.


	Thomas Stephenson became Executive Vice President, Asset Management of the
Company in April, 1994.  Mr. Stephenson is responsible for strategic planning as well as directing the operations of the Company's regional shopping mall portfolio.  He served as Senior Vice President of Operations for The Hahn
Company (a shopping center developer and manager) from 1987 to 1994 and as Vice
President of Operations from 1983 to 1987.   Previously, he was with Trizec
Corporation, Ltd. ( a shopping center developer and manager) from 1971 to
1983 as Vice President of Operations.  Mr. Stephenson is a CPA.

	The executive officers are elected annually by the Board of Trustees at an organization meeting which is held immediately after each Annual Meeting of Shareholders. The executive officers of the Company serve in the identical offices of the Operating Partnership and the Financing Partnership.


PART II

Item 5.	Market for Registrant's Common Shares of Beneficial Interest and Related
Shareholder Matters

	The shares are listed on the New York Stock Exchange (symbol:  CWN).  As of
February 14, 1997, there were 27,619,582 shares held by 1,174 holders of record.
The high and low sales price of the shares and dividends paid per share during each quarter in the period January 1, 1995 through December 31, 1996 were as follows:



                                     	1996			                    1995
	                            High	   Low	     Dividend	 High  	 Low    Dividend
Quarter ended March 31 	    $8 3/8 	 $7 3/8 	 $0.20     $14 1/8 $12 1/8 $0.35
Quarter ended June 30 	     $7 7/8	  $7 3/8	  $0.20     $13 1/4 $11 5/8 $0.35
Quarter ended September 30 	$8 5/8	  $7 5/8	  $0.20     $12 7/8 $7      $0.20
Quarter ended December 31	  $8	      $7 1/4	  $0.20     $8 1/4  $6 1/2  $0.20


Item 6.	Selected Financial Data

	The following table sets forth selected consolidated financial data for the company and its majority-owned subsidiary, the Operating Partnership (74.5%
owned by the Company), the combined financial data of Crown American Realty
Properties (the "Predecessor") which includes all the assets, liabilities and results of operations identified with the Properties and pro forma consolidated data as if the formation of the Company had occurred on February 1, 1992, and
January 1, 1993, respectively.  The financial data should be read in conjunction with the financial statements and notes thereto and "Management's
Discussion and Analysis of Financial Condition and Results of Operations"
included in Item 7 of this Annual Report on Form 10-K.  (See Item 1 in this
Annual Report on Form 10-K for a discussion of the business combination completed on August 17, 1993).

	Per share data are reflected only for the Company for the period from its inception to December 31, 1996 and for the pro forma financial data of the Predecessor for the years ended January 31, 1993 and December 31, 1993. Per share data are not relevant for the historical combined financial data of the

Predecessor since it has historically not operated as a separate legal entity. Historical operating results, including net income or loss, may not be comparable to future operating results because of the historically greater debt leverage of the Predecessor.

	Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles) before real estate depreciation and amortization and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support. Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gain on sales of outparcel land are included in this supplemental measure of performance. Gain on sales of anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

	Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by The National Association of Real Estate Investment Trusts
(NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior periods' FFO results have been retroactively restated so that reported FFO in 1996 is comparable to prior periods. The revised definition resulted in reductions of 1996, 1995, and 1994 total FFO of $4.6 million, $4.5 million, and $3.9 million, respectively.

	EBITDA is defined as revenues and gain on sales of outparcel land, less operating costs, including general and administrative expenses, before interest, depreciation and amortization. Management believes this measure provides the clearest indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA;
and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.


	Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the
Company's operating performance.

	Other data that management believes is important in understanding trends in its business and properties are also included in the following table.

<CAPITON>

Item 6.  Selected Financial Data (continued)


                                             Crown American Realty Trust
                                                                   August 17,
                                                                     1993
                                          Year Ended December 31,     to
                                                                   December 31,
                                          1996    1995      1994      1993
                                         (in thousands, except per share data)
Operating Data:
 Total revenues                         $133,972 $132,248 $119,859 $ 45,370
 Operating costs:
  Property operating costs                46,457   45,408   39,368   14,225
  Depreciation and amortization           35,315   34,634   29,171   10,674
  General and administrative expenses      4,135    4,420    2,622      651
 Operating income before interest         48,065   47,786   48,698   19,820
 Interest                                 45,337   42,923   36,240   13,453
 Adjustment to carrying value of assets           (35,000)
 Gain on sale of property                  5,776    3,492    6,591      836
 Income (loss) before minority interest
  and extraordinary items                  8,504  (26,645)  19,049    7,203
 Minority interest in Operating
  Partnership                              1,979   (4,205)   4,192    1,585
 Extraordinary gain on fire insurance
  claim                                            11,244
 Extraordinary loss on early
  extinguishment of                         (718)    (765)
 Net income (loss)                      $  5,807 $(11,961) $ 14,857 $ 5,618
 Per share data (after minority
  interest): (2)
  Income (loss) before extraordinary
    items                               $   0.23 $  (0.72) $   0.55 $  0.21
  Extraordinary items                      (0.02)    0.29
 Net income (loss)                      $   0.21 $  (0.43) $   0.55 $  0.21

                                        Crown American     Crown American
                                        Realty Trust       Realty Properties

                                        (in thousands, except per share data)

                                         Pro Forma (1)   Feb. 1,
                                        Twelve   Twelve   1993
                                        Months   Months   to       Year Ended
                                        December January  August   January
                                        31,      31,      16,      31,
                                        1993     1993     1993     1993
Operating Data:
Total revenues                          $113,404 $107,831 $ 58,940 $107,521
 Operating costs:
  Property operating costs                38,168   33,750   21,131   34,123
  Depreciation and amortization           29,818   28,015   16,809   27,815
  General and administrative expenses      2,310    1,633    1,861    2,184
 Operating income before interest         43,108   44,433   19,139   43,399
 Interest                                 36,555   36,369   40,454   75,440
 Adjustment to carrying value of assets
 Gain on sale of property                  4,154    1,393    3,202    1,393
 Income (loss) before minority interest
  and extraordinary items                 10,707    9,457  (18,113) (30,648)
 Minority interest in Operating
  Partnership                              2,355    2,081
 Extraordinary gain on fire insurance
  claim
 Extraordinary loss on early
  extinguishment of debt                                   (13,960)
 Net income (loss)                      $  8,352 $  7,376 $(32,073) $(30,648)
 Per share data (after minority
  interest): (2)
  Income (loss) before extraordinary
   items                                $   0.31 $   0.27
  Extraordinary items
  Net income (loss)                     $   0.31 $   0.27

                                             Crown American Realty Trust
                                         (in thousands, except per share data)

                                                                    August 17,
                                                                    1993
                                         Year Ended December 31,    to
                                                                    Dec. 31,
                                         1996     1995     1994     1993
Other Data:
 EBITDA (3 & 5)                          $ 91,514 $ 91,269 $ 84,876 $ 32,633
 Funds from Operations (FFO):
  (4, 5, & 6)
  Net income (loss)                      $  5,807 $(11,961)$ 14,857 $  5,618
  Adjustments:
   Minority interest in Operating
     Parthership                            1,979   (4,205)   4,192    1,585
   Adjustment to carrying value of
     assets                                         35,000
   Less gain on asset sales                (2,351)           (4,498)
   Depreciation and amortization -
     real estate                           36,678   36,417   30,859   10,755
   Operating covenant amortization          2,630    2,685    2,592      971
   Cash flow support payments               2,889    2,591    3,703    1,365
   Extraordinary gain on fire insurance
     claim                                         (11,244)
   Extraordinary loss on early
    extinguishment of debt                    718      765
  Total Funds from Operations            $ 48,350 $ 50,048 $ 51,705 $ 20,294
 Funds from Operations (Company's
  share):                                $ 36,063 $ 37,395 $ 40,326 $ 15,829
 Average shares outstanding                27,515   27,372   27,119   26,901
 Average shares and Operating
   Partnership units outstanding           36,956   36,668   34,772   34,564

                                            Crown American     Crown American
                                             Realty Trust    Realty Properties

                                            Pro Forma (1)    Feb. 1,
                                           Twelve   Twelve   1993
                                           Months   Months   to       Year Ended
                                           December January  August   January
                                           31,      31,      16,      31,
                                           1993     1993     1993     1993

                                           (in thousands, except per share data)
Other Data:
 EBITDA (3 & 5)                            $ 78,014 $ 76,583 $ 41,033 $ 75,349
 Funds from Operations (FFO):
   (4, 5, & 6)
  Net income (loss)                        $  8,352 $  7,376
 Adjustments:
   Minority interest in Operating
     Parthership                              2,355    2,081
   Adjustment to carrying value of assets
   Less gain on asset sales                  (2,480)
   Depreciation and amortization -
     real estate                             30,178   27,787
   Operating covenant amortization            2,590    2,590
   Cash flow support payments                 3,947    3,261
   Extraordinary gain on fire insurance
     claim
   Extraordinary loss on early
     extinguishment of debt
  Total Funds from Operations              $ 44,942 $ 43,095
 Funds from Operations (Company's share):  $ 35,051 $ 33,687
 Average shares outstanding                  27,119   27,119
 Average shares and Operating Partnership
   units outstanding                         34,772   34,772


(1) Pro forma operating data represents the results of operations as if the formation of Crown American Realty Trust had occurred on February 1, 1992 and January 1, 1993, respectively. The pro forma operating data for the twelve months ended December 31, 1993 represents the results of operations of Crown American Realty Trust for the period August 17, 1993 to December 31, 1993, plus the pro forma results of operations of Crown
    American Realty Properties for the period February 1, 1993 to August 16,
    1993 and an estimate for January 1993, based primarily on one-twelfth of the pro forma year ended January 31, 1993.
(2) All per share data are based on the weighted average shares outstanding shown for the respective periods.
(3) EBITDA represents earnings before interest, depreciation and amortization, and unusual items. As a REIT, the Company is generally not subject to federal income taxes.
(4) Funds from Operations represents net income before real estate deprecia-tion and amortization, plus earned cash flow support and adjusted for certain unusual items.
(5) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
(6) As noted in the narrative preceding the above table, beginning in 1996, the Company adopted a revised definition of FFO as promulgated by NAREIT.
    FFO for all prior periods has been restated.



Item 6.  Selected Financial Data (continued)

                             Crown American Realty Trust         Crown American
                                                                 Realty
                                                                 Properties
                                     December 31,                January 31,
Balance Sheet Data:       1996      1995      1994     1993      1993
                                             (in thousands)
Income-producing
 properties (before
 accumulated
 depreciation and
 amortization)           $960,692  $933,220  $856,213  $836,451  $818,083
Total assets              740,638   737,518   701,409   701,485   694,835
Total debt and
 liabilities              600,986   580,234   502,856   481,813   842,693
Minority interest          35,576    39,873    43,670    48,345
Shareholders' equity
 (deficit)                104,076   117,411   154,883   171,327  (158,537)


                                           December 31,
Portfolio Property Data
 (7):                     1996      1995      1994      1993      1992

  Number of malls at end
   of year                  25        25        23        23        23

  Mall shop GLA at end
   of year (000 sq. ft.)
   (8)                   5,355     5,221     4,895     4,987     4,995

  Comp. store mall shop
   tenant sales per
   square foot (9)       $ 217     $ 206     $ 204     $ 206     $ 207

  Occupancy percentage
   at year end (10)        76%       82%       84%       80%       77%



(7)The data prior to 1995 excludes Wyoming Valley Mall and Middletown Mall which were acquired by the Company in 1995.
(8)All periods shown exclude anchor store GLA and freestanding GLA which approximate 8.3 million square feet and 0.67 million square feet, respectively, at December 31, 1996.
(9)Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $719 million, $715 million, and $700 million for 1996, 1995 and 1994, respectively. Sales reported in 1996, 1995, and 1994 for all owned anchor stores were $1,112 million, $962 million and $922 million, respectively. The Company owns 87 of 94 anchor store premises as of December 31, 1996.
(10)Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.


Item 7.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

	The following discussion should be read in conjunction with the Selected
Financial Data, and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  The note references in this item
can be found on pages 34 to 48.   Historical results set forth in the Selected
Financial Data and the Consolidated Financial Statements of Crown American
Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a)	General Background and Performance Measurement

   	Organization

	Crown American Realty Trust (the "Company") was formed in 1993 to acquire interests in 23 enclosed shopping malls and certain other real estate (collect-ively the "Properties") then currently owned by Crown American Corporation, a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). The
Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase a 78% general partnership interest in Crown
American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above and is the successor entity of Crown American Realty Properties (the "Predecessor").
The initial 22% limited partnership interest (now 25.5%) is currently held by Crown Investments Trust and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are affiliates of Crown
American Associates ("Crown Associates") which was also formed in 1993 as a wholly-owned subsidiary of Crown Holding and as "Successor to Crown American
Corporation". The funds were used by the Operating Partnership to retire debt related to the Properties.

	Simultaneous with the offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the
Operating Partnership, or Crown American Financing Partnership (the "Financing
Partnership"), a partnership which is 99.5% owned by the Operating Partnership and 0.5% owned by the Company.  An additional 1.6 million shares were issued as consideration for the partnership interest in the Operating Partnership and for two additional malls transferred to the Operating Partnership in 1993 at the time of the initial public offering.  As a result of these transactions, the
Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls.

	In addition, simultaneous with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt initially secured by 15 properties (now
14 properties).  The $300 million was used to retire existing debt contributed by the Predecessor.

 The properties held by the Company at December 31, 1996 consist of: (1) 24 enclosed shopping malls (together with approximately 130 acres of adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in
Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown,


Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b)	Funds from Operations

	As further discussed under Item 6, Selected Financial Data, in this Form 10-K, the Company adopted a change in the definition of Funds From Operations (FFO)
beginning January 1, 1996, and has retroactively restated all prior periods for consistent basis of presentation.

	Year ended December 31, 1996 versus year ended December 31, 1995

		The Company's percentage share of total FFO for the year ended December 31,
1996 was $36.1 million, compared to $37.4 million for the year ended December
31, 1995.  Total FFO for 1996 was $48.4 million compared to $50.0 million in
1995.

		Positive impacts on total 1996 FFO included: (a) one additional month's con-
tribution from the two malls purchased in early 1995 of $0.3 million which is net of $0.4 million of interest for the extra month, (b) $1.6 million in higher temporary leasing and promotional income resulting from increased emphasis on temporary and seasonal leasing to offset the decline in permanent tenant mall shop occupancy in 1996, (c) $0.4 million in lower property and general administrative costs, (d) $1.6 million in higher lease buyout income including $1.4 million from two Kmart stores that had been closed but still pay-
ing rent, and (e) $0.3 million in higher cash flow support earned under the
Cash Flow Support Agreement.   Negative impacts on total 1996 FFO included:
(a) $2.0 million in higher net interest costs as explained further in (e)-
Results of Operations, (b) $1.0 million in lower business interruption in-
surance related to the Logan Valley Mall fire that occurred in late 1994, (c)
$1.5 million in lower straight-line rental income primarily from write-offs of accrued straight-line rent receivables related to tenants that vacated early,
(d) $0.6 million from lower base and percentage rents due to lower mall shop occupancy partially offset by higher average rental rates, and (e) $0.4 million from lower miscellaneous income principally fee and broker income.

		Year ended December 31, 1995 versus year ended December 31, 1994

		The Company's share of FFO for the year ended December 31, 1995 was $37.4 million compared to $40.3 million for the year ended December 31, 1994.  Total
FFO for 1995 was $50.0 million compared to $51.7 million in 1994.

	Positive impacts on total 1995 FFO included: (a) contribution from the two malls acquired in early 1995 of $3.8 million after related interest costs; (b)
$1.7 million from higher minimum and percentage rents, and cost recovery, utility, and temporary leasing income on the other 22 properties, including business interruption insurance income related to the Logan Valley Mall fire;
and (c) higher gain on land sales of $1.4 million.  Negative impacts on total
1995 FFO included: (a) $2.3 million in higher interest expense due to higher rates and higher average borrowings; (b) $2.4 million in higher general and property administrative costs (G&A) due to lower capitalization of leasing and related costs, to higher legal, professional services and personnel costs, and to the elimination in 1995 of the management fee income from the two acquired malls (previously shown as a reduction in G&A); (c) higher operating costs at the properties of $1.1 million due to higher marketing costs and to inflation; (d) $1.1 million in lower cash flow support earned under the Cash
Flow Support Agreement covering four properties; and (e) lower miscellaneous income (mostly fees and commissions) of $1.0 million.


 (c)	EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

	Year ended December 31, 1996 versus year ended December 31, 1995

		Total EBITDA for the year ended December 31, 1996 was $91.5 million up $0.2 million from 1995's $91.3 million.  The principal factors impacting EBITDA in
1996 were: (a) higher total revenues of $1.7 million offset by $1.4 million in net higher property operating costs and administrative costs, as further explained below.

	Year ended December 31, 1995 versus year ended December 31, 1994

	EBITDA grew from $84.9 million in the year ended December 31, 1994, to $91.3 million for the year ended December 31, 1995, an increase of $6.4 million, or
7.5%.  The two malls acquired in January 1995 contributed $7.9 million in
EBITDA.  The remaining net decrease of  $1.5 million was due primarily to: (a)
higher property operating and marketing costs of approximately $1.1 million; (b)
$2.4 million in higher property and general administrative costs as noted above;
and (c) $1.0 million lower miscellaneous income (primarily fees and commiss-
ions); offset by (d) $1.7 million higher operating revenues from the other 22 malls; and (e) $1.4 million higher gain on land sales.

 (d)	Property Operating Results and Trends

	Aggregate Tenant Sales Volume

	Over the long term, the level of anchor and mall shop tenant sales is the single most important determinant of revenues of the Company as anchor and mall shop tenants provide over 90% of total revenues and because tenant sales determine the amount of rent, percentage rent and recoverable expenses (to-gether, total occupancy costs) that tenants can afford to pay. However, levels of tenant sales are considerably more volatile in the short run than total occupancy costs.

	In a period of rapidly increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic.  In periods of declining sales, rents on new leases tend to grow more slowly.  However, revenues generally increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

	Average base rents per square foot for mall shop tenants at quarter end for the last three years were as follows:



                               		1996       1995       1994

	March 31	                       $ 15.42	   $ 14.79	   $ 13.94
	June 30	                          15.56	     14.86	     14.02
	September 30	                     15.71	     15.07	     14.05
	December 31	                      15.85	     15.10	     14.61


	The increase in average base rent during these three years results primarily from renewing existing leases at higher base rents, from leasing vacant space at higher base rents, and from elimination of lower paying tenants that closed during this period.

	Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

                           						1996		     1995		     1994

Anchors (owned locations)	       $	1,112	  $	 962	     $	 922
	Mall shop tenants, excluding	       719	    	715	       	700
	  freestanding and theater


	The above data excludes sales from all seasonal and temporary tenants who generally do not report their sales to the Company. The Company owns 87 of 94 anchor store locations in 1996 and 1995. In late 1994 the Company sold three anchor stores to The May Department Stores Company.

	Comparable Mall Store Sales and Occupancy Cost

	Management believes that over long periods of time the ability of tenants to pay occupancy costs and earn profits increases as sales per square foot in-
crease, whether through inflation or real growth in customer spending.
Because most mall shop tenants have certain fixed expenses, the occupancy costs
(base fixed rents, percentage rents, and expense recoveries - pro rata share of real estate taxes and common area maintenance and other costs pertaining to the property) that they can afford to pay and still be profitable is a higher per-
centage of sales at higher sales per square foot.  While such increased occupancy costs as a percentage of sales cannot grow indefinitely for any one tenant, management believes that it is possible to increase the percentage paid by all tenants as a group by aggressively working to replace under-performing tenants with better performing ones.

	Comparable mall store sales per square foot in each reporting period is based on sales reported by mall store tenants (excludes anchors and certain other large space users) that occupied space in both the current and immediately preceding reporting period.

	Comparable mall store sales per square foot for the last three years are set out below.  Also shown below is the percentage of mall shop tenants' occupancy costs as a percentage of their annual sales.


                           			   1996	      1995 	     1994

Comparable mall store sales
 per square foot			              $	217	     $	206	     $	204
Occupancy cost percentage at
 period end		                   	10.6%	     11.1%	     10.7%


	Seasonality and Occupancy

	The enclosed shopping mall industry is seasonal in nature, with anchor and mall shop tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the
Easter holiday and back-to-school events.  While minimum rents and recoveries are generally not subject to seasonal factors, many leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season.
Accordingly, revenues and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter.

	The aggregate occupancy percentage, defined as the ratio of total mall shop space that is leased (including both tenants occupying space and tenants that have signed leases but have not yet taken occupancy) to the total mall shop space gross leasable area ("GLA") at quarter-end for the last three years is set out below.


	                               	1996	      1995	      1994

March 31	                        79%	       82%	       79%
June 30	                         77%	       81%	       81%
September 30	                    77%	       81%	       83%
December 31		                    76%	       82%	       84%


	The decline in occupancy in 1996 occurred due to a higher than normal number of tenant bankruptcies and early closings, particularly in the first and second quarters of 1996, and, to a lesser extent, from slower leasing activity.
During the five years in the period ended December 31, 1993, year-end mall shop occupancy for the stabilized malls averaged 81.8%.

(e)	Results of Operations

	Comparison of Year Ended December 31, 1996, vs. Year Ended December 31, 1995

		Total revenues increased by $1.7 million in 1996 compared to 1995, of which
$1.0 million relates to one additional month of operations in 1996 from the two malls purchased in early 1995.  The $0.7 million increase in revenues from comparable properties is due to $1.6 million in higher lease buyout income from tenants, $0.9 million from higher cost recovery income caused by higher recover-
able costs, $1.6 million in higher temporary and seasonal leasing, offset by
$1.5 million in lower straight-line rental income due partly to write-offs of accrued straight-line receivables from tenants that vacated early, $1.0 million in lower business interruption insurance from the Logan Valley Mall fire, $0.5 million in lower base and percentage rents due to lower mall shop occupancy partially offset by higher base rental rates, and $0.4 million in lower miscellaneous income, primarily fee and broker income.

		Property operating costs including depreciation and amortization increased
$1.7 million in 1996 compared to 1995; $0.6 million of the increase relates to the extra month of operations from the two malls purchased in early 1995.  Of the remaining $1.1 million increase, $1.9 million is due to higher property taxes from increased tax rates and assessments, $0.4 million in higher de-
preciation from higher depreciable assets, offset by $1.2 million in lower operating costs, both recoverable and non-recoverable.

		General and administrative expenses in 1996 were lower than 1995 by $0.3 million due to lower overall spending.

		Interest expense for 1996 was $2.4 million higher than 1995, of which $0.4 million relates to the extra month of financing for the two malls purchased in early 1995.  The remaining $2.0 million increase is comprised of $1.7 million from higher average debt balances outstanding during the year, $0.9 million from higher financing costs offset by $0.2 million from lower effective interest rates and $0.4 million from higher capitalized interest on construct-
ion projects, primarily the Logan Valley Mall reconstruction.

		Property sales and adjustments contributed $5.8 million to net income in
1996 compared to $31.5 million reduction in net income in 1995.  The 1995 amount includes a $35 million non-cash adjustment to the carrying value of a property as further described in Note 14 to the Consolidated Financial State-
ments.  The 1996 amounts includes $2.4 million from the sale of Patrick Henry
Corporate Center, an office building located in Newport News, Virginia as also discussed in Note 14, and $3.4 million from sale of certain land out-parcels located adjacent to the Company's mall properties.

		The extraordinary loss in 1996 represents $0.7 million  from early extinguish-
ment of debt related to the sale of Patrick Henry Corporate Center and to re-
financing of two loans in 1996.  The amounts for 1995 relate to $11.2 million extraordinary gain on fire insurance from the Logan Valley Mall fire as further described in Note 4 to the Consolidated Financial Statement and $0.8 million extraordinary loss on early extinguishment of debt on Logan Valley Mall that was repaid in 1995.

	Comparison of Year Ended December 31, 1995, vs. Year Ended December 31, 1994

	Total revenues increased by $12.4 million, or 10%, to $132.2 million for the year ended December 31, 1995, as compared to 1994. Of the total increase, $11.5 million resulted from the two malls that were acquired in early 1995 and $1.9 million from the other 22 malls, offset by $1.0 million in lower miscellan-
eous income, mostly fees and commissions.  The $1.9 million increase from the 22 malls is net of $1.0 million loss of anchor minimum and percentage rents caused by the sale of three formerly leased anchor store locations in late 1994 to
The May Department Stores Company.

	Property operating costs, including depreciation and amortization, increased from $68.5 million in 1994 to $80.0 million in 1995, an increase of $11.5 million.  Of this $11.5 million increase, $6.6 million was due to the inclusion of the acquisition properties.  The remaining $4.9 million consisted of:  (a)
higher depreciation and amortization ($2.6 million) from a higher depreciable base and from adjustments for tenants vacating space early; (b) higher recoverable costs ($0.9 million) due primarily to the general effect of inflation on property taxes and other costs; and (c) higher non-recoverable operating costs ($0.6 million) due primarily to increased advertising costs and higher consulting fees.

	General and administrative expenses increased $1.8 million, including $0.3 million allocable to the two malls purchased in 1995, to $4.4 million in 1995. This increase from 1994 is due to a higher ratio of expensed versus capitalized leasing and related costs, to higher legal and other professional services and personnel costs, and to the elimination in 1995 of the manage-ment fee income derived from managing the two acquired malls (previously this income was shown as a reduction of G&A expenses).

	Interest expense for the 1995 year grew to $42.9 million from $36.2 million in
1994, an increase of $6.7 million, of which $4.2 million related to debt incurred or assumed in connection with the acquired malls.  The remaining increase of $2.5 million was due to higher average rates and higher average borrowings ($2.4 million), higher deferred debt amortization ($0.4 million), and lower interest capitalization ($0.4 million), offset by higher interest income ($0.7 million).

	The gain on the sale of outparcel land increased from $2.1 million in 1994 to
$3.5 million in 1995.  In 1994 the Company also recorded a gain of $4.5 million from the sale of three anchor stores to The May Department Stores
Company.

	The net loss before minority interest for 1995 includes a $35.0 million charge representing the adjustment to net carrying value of certain assets, as further described in Note 14 to the consolidated financial statements.

	The 1995 results of operations also include an extraordinary gain of $11.2 million relating to the fire insurance claim on the Logan Valley Mall Fire that occurred in December 1994, as described in Note 4 to the consolidated finan-cial statements. Finally, an extraordinary loss of $0.8 million was recorded related to the early extinguishment of debt on Logan Valley Mall. (Refer to Notes 3 and 5 for further explanation.)

	The Company's net loss for 1995 was $12.0 million, or $0.43 per share, as com-
pared to net income in 1994 of $14.9 million or $0.55 per share.

(f)	Cash Flows, Liquidity and Capital Resources

	For the years ended December 31, 1996, 1995 and 1994, the Company generated
$44.8 million, $57.2 million and $50.5 million, respectively, in cash from operating activities, as shown in the accompanying Statement of Cash Flows in
Item 8 hereto.

	1996 Cash Flows

	During 1996 the Company generated $44.8 million in cash from operating activities including changes in accounts receivables, other assets, and accounts payable, $9.5 million in proceeds from asset sales, $1.3 million from issu-ance of new shares under the Dividend Reinvestment Plan, and $25.9 million in borrowings net of repayments and debt issuance costs. The Company invested $51.5 million in its properties which included $31.9 million for the Logan Valley Mall reconstruction and expansion project and related tenant allowances, $4.4 million for anchor allowances and expansions and $5.6 million for mall shop tenant allowances other than Logan Valley, $2.2 million for leasing costs and commissions, and $7.4 million for other capitalized costs. The company also paid $29.6 million in dividends and distributions on its outstanding common shares and Operating Partnership units at an annual rate of $0.80 per share or OP unit. The $25.9 million of net borrowings in 1996 was comprised of $30.7 million in borrowings under the Logan Valley Mall construction loan that was obtained in 1995, $53.8 million in three refinancings, and $3.9 million in draws under other loan or line of credit facilities; these increases were offset by $3.2 million in scheduled debt amortization, $51.3 million repayments on the refinanced debt, and $6.2 million of debt repaid related to the sale of Patrick Henry Corporate Center and certain land out-parcels.

	1995 Cash Flows

	During 1995, the Company invested $109.0 million in income-producing proper-
ties.  This includes: (1) $62.0 million for two malls (see Note 13 to the
Company's consolidated financial statements) of which $8.1 million related to the assigned value of approximately 1.8 million of Operating Partnership units issued in connection with the purchase of Wyoming Valley Mall; (2) $10.5 million for mall shop tenant allowances, which includes $2.8 million at Viewmont Mall in connection with the 90,000 square foot expansion that opened in 1995; (3)
$4.9 million in anchor allowances, which includes $3.0 million for The May
Company store at West Manchester Mall; (4) $2.4 million for leasing and related costs; (5) $16.2 million for the reconstruction of Logan Valley Mall; and (6)
$13.0 million for other expansion and renovation projects, including the
Viewmont Mall expansion and the West Manchester Mall renovation.  These in-
vestments were funded by $96.1 million of issued and assumed debt, $8.1 million in Operating Partnership units issued for Wyoming Valley Mall, and the remainder from net operating and other net financing cash flows.  As further described under "Liquidity and Capital Resources", in 1995 the Company reduced its quarterly dividend and retained on an annual basis an additional
$22 million for investment purposes.

	The other major uses of cash during 1995 were (1) repayment of $35.1 million in debt, of which $14.8 million was funded by fire insurance proceeds related to
Logan Valley Mall, and (2) $39.6 million in dividends and distributions on the outstanding shares and on the minority interest in the Operating
Partnership.  The Company also sold 250,000 shares for $3.0 million in 1995 and received $0.7 million under its dividend reinvestment plan.  The Company also received an advance from an affiliate of $4.4 million (see Note 7).

	1994 Cash Flows

	During 1994, the Company invested $42.7 million in income-producing assets, which includes $4.7 million of tenant allowances funded by Crown Investments
Trust under the support agreements described in Note 7 to the consolidated financial statements.  This total investment in income-producing properties during 1994 consisted of $31.7 million in land site costs and buildings and im-
provements, of which $17.9 million relates to the Viewmont Mall expansion,
$9.1 million in capitalized tenant allowances, and $1.9 million in lease acquisition costs.  The net $38.0 million funded by the Company was done through
(1) $24.9 million in new borrowings under secured bank term loan arrangements, whose use is limited to selected capital project expenditures, (2) other cash sources, including the $17.4 million net proceeds received on the sale of three anchor stores to The May Company in the fourth quarter of 1994, as also described in Note 7.  The other major uses of cash during 1994 were $12.6 million in repayment of outstanding debt and $48.7 million in dividends and distributions on the outstanding shares and on the minority interest in the
Operating Partnership.  During 1994, the Company implemented a Dividend Re-
investment Plan and $125,000 was received in 1994 under the plan for purchase of approximately 9,600 additional shares.

	Liquidity and Capital Resources

	The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the
Internal Revenue Code (see Note 2).   The Company intends to pay regular
quarterly dividends to its shareholders.  However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described in the third following paragraph.  Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and
such other factors as the Trustees may consider.   During 1995 the Board of
Trustees determined that the Company should retain more of its internally gen-
erated cash flows to supplement other expected financing sources in order to make investments in certain mall expansion and renovations (including the Logan
Valley Mall reconstruction) and in various other investment opportunities.
Accordingly, the Company's quarterly dividend of $.35 per share was reduced to $.20 per share beginning with the dividend paid in September 1995. The annual amount of additional cash retained is approximately $22 million.

	 Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal pay-ments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and re-financings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof.

				On December 16, 1994 a fire occurred at the Logan Valley Mall located in
Altoona, Pennsylvania.  The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space and also affected three additional small shops containing approximately 18,000 square feet of gross leasable space.  The net book value of the destroyed assets approximated $3.5 million.  The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million.  The difference between the amount received and the net book value of destroyed assets and the related demolition and clean up costs is $11.2 million, which has been recorded as an extraordinary gain in 1995.  During 1995 the Company also recorded $1.9 million in business interruption insurance, which is included in other revenues.  The business interruption insurance coverage expired in May 1996.  Because of the business interruption insurance coverage, the fire had no material impact on 1996,
1995 and 1994 results of operations.  During 1995 the Company started the reconstruction and expansion of the fire-damaged mall; the entire construc-
tion project is expected to be completed in late 1997 and to cost approximately
$68 million, including tenant allowances for new tenants; construction financing has been arranged with the expected total borrowings ranging from $53 million to $54 million, and with the remaining project costs funded from the
Company's internal cash flows.

	As of December 31, 1996 the scheduled principal payments on all debt are as follows:  $85.2 million; $144.8 million; $16.9 million; $190.1 million; and
$18.2 million in the years ended December 31, 1997 through 2001, respect-
ively, and $113.6 million thereafter.  The Company expects to refinance or extend the majority of the maturities over the next five years through add-
itional Company financings and mortgage loans on those properties having the
maturing loans.   The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the prop-
erties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed.  The ratios of the Company's EBITDA to cash interest costs for the years ended
December 31, 1996, 1995, and 1994 were 2.08 to 1, 2.13 to 1, and 2.34 to 1, respectively.

	As further described in Note 7 to the Consolidated Financial Statements, Crown
Investments and its subsidiary have been granted rights, subject to certain re-
strictions, whereby they may redeem part or all of their partnership units for shares, on a one-to-one basis, or cash at a price equal to the value of the
Company's common shares.  Crown Investments has pledged a portion of its limited partnership units as collateral for a loan it has received from an unrelated third party.

(g)	Economic Trends

	Because inflation has remained relatively low during the last three years it has had little impact on the operations of the Company during this period.
Tenant leases also provide, in part, a mechanism to help protect the Company during highly inflationary periods.  As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants and there-
fore, the tenants will absorb part of this increased operating cost.  Most of the leases provide for percentage rent after a certain minimum sales level is achieved.  Thus, during highly inflationary periods, when retail sales at the Malls increase, the Company should receive additional rental income through percentage rent increases, partially offsetting the effect of inflation.

(h)	Forward Looking Statements

	Certain of the preceding comments in this section contain forward looking statements that involve risk and uncertainties, including overall economic con-ditions, the impact of competition, consumer buying trends, weather conditions, financial market conditions, and other factors.

Item 8.		Financial Statements and Supplementary Data

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and sig-nificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown American Realty Trust and subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit of Crown American Realty Trust and subsidiaries was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Com-mission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Washington, D.C.
February 18, 1997


CROWN AMERICAN REALTY TRUST
Consolidated Income Statements

                                                 Year Ended December 31,
                                           1996           1995           1994

                                        (in thousands, except per share data)
Rental operations:
 Revenues:
  Minimum rent                       $    83,441    $    83,167    $    76,511
  Percentage rent                          6,489          6,536          6,113
  Property operating cost recoveries      30,975         29,801         27,180
  Temporary and promotional leasing        8,411          6,831          5,463
  Net utility income                       2,559          2,386          1,971
  Business interruption insurance            830          1,870
  Miscellaneous income                     1,267          1,657          2,621
Net                                      133,972        132,248        119,859
 Property operating costs:
  Recoverable operating costs             41,324         40,045         35,592
  Property administrative costs            2,068          2,210          1,312
  Other operating costs                    3,065          3,153          2,464
  Depreciation and amortization           35,315         34,634         29,171
Net                                       81,772         80,042         68,539
Net                                       52,200         52,206         51,320
Other expenses:
 General and administrative                4,135          4,420          2,622
 Interest                                 45,337         42,923         36,240
                                          49,472         47,343         38,862
                                           2,728          4,863         12,458
Property sales and adjustments:
 Adjustment to carrying value of
  assets                                                (35,000)
 Gain on sale of outparcel land            3,425          3,492          2,093
 Gain on asset sales                       2,351                         4,498
Net                                        5,776        (31,508)         6,591
Income (loss) before extraordinary
 items and minority interest               8,504        (26,645)        19,049

Extraordinary loss on early
  extinguishment of debt                   (718)           (765)

 Extraordinary gain on fire
  insurance claim                                        11,244

Income (loss) before minority
 interest in Operating Partnership         7,786        (16,166)        19,049

Minority interest in Operating
 Partnership                               1,979         (4,205)         4,192


Consolidated Income Statement
 (Con't.)
                                              Year Ended December 31,
                                          1996            1995           1994

                                         (in thousands, except per shar data)

Net income (loss)                    $     5,807    $   (11,961)   $    14,857

Per share data (after minority
 interest):
 Income (loss) before extraordinary
  items                              $      0.23    $     (0.72)   $      0.55
 Extraordinary items                       (0.02)          0.29

 Net income (loss) per share         $      0.21    $     (0.43)   $      0.55

Weighted average shares
 outstanding (000)                        27,515         27,372         27,119

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
                                                          December 31,
                                                      1996           1995
                                                        (in thousands)
                                    Assets
Income-producing properties:
  Land                                             $ 120,999       $ 122,445
  Buildings and improvements                         798,470         757,834
  Deferred leasing and other charges                  41,223          52,941
Net                                                  960,692         933,220
  Accumulated depreciation and amortization         (281,478)       (263,650)
Net                                                  679,214         669,570

Other Assets
  Investment in joint venture                          5,799           5,893
  Cash and cash equivalents                            6,746           6,036
  Tenant and other receivables                        16,516          15,325
  Deferred charges and other assets                   32,363          40,694
Net                                                $ 740,638       $ 737,518


                     Liabilities and Shareholders' Equity

Liabilities:
  Debt on income-producing properties              $ 568,785       $ 541,082
  Accounts payable and other liabilities              32,201          39,152
Net                                                  600,986         580,234

Minority interest in Operating Partnership            35,576          39,873

Commitments and contingencies

Shareholders' equity:
  Common shares, par value  $.01 per share,
  120,000,000 shares authorized, and 27,612,756
  and 27,450,333 shares issued and outstanding
  at December 31, 1996 and 1995, respectively            276            274
  Additional paid-in capital                         184,205        181,337
  (Accumulated deficit)                              (80,405)       (64,200)
Net                                                  104,076        117,411
Net                                                  740,638        737,518

       The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                   Year ended December 31,
                                                  1996     1995        1994

                                                       (in thousands)
Cash flows from operating activities:
 Net income (loss)                                $  5,807 $ (11,961)  $ 14,857
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Minority interest in Operating Partnership        1,979    (4,205)     4,192
   Adjustment to carrying value of assets                    (35,000)
   Equity earnings in joint venture                   (575)     (624)      (672)
   Depreciation and amortization                    43,713    43,419     37,160
   Gain on asset sales                              (2,351)              (4,498)
   Extraordinary loss on early extinguishment
    of debt                                            718       765
   Extraordinary gain on fire insurance claim                (11,244)
   Net changes in:
    Tenant and other receivables                    (1,386)     (167)    (3,369)
    Deferred charges and other assets                1,309    (4,221)    (4,008)
    Accounts payable and other liabilites           (4,366)   10,412      6,827
     Net cash provided by operating activities      44,848    57,174     50,489

Cash flows from investing activities:
 Investment in income properties (includes
  $53.9 million related to two malls purchased
  in 1995)                                         (51,482) (100,838)   (38,055)
 Proceeds from asset sales                           9,452               17,424
 Distributions from joint venture                      300       600        600
     Net cash (used in) investing activities       (41,730) (100,238)   (20,031)

Cash flows from financing activities:
 Net proceeds from sale of common shares and from
  dividend reinvestment plan                         1,257     3,702        125
 Proceeds from issuance or assumption of debt       88,499    97,706     24,948
 Cost of issuance of debt                           (1,804)   (1,591)    (1,632)
 Debt repayments                                   (60,796)  (35,091)   (12,600)
 Fire insurance proceeds, net of clean up costs               14,823
 Dividends and distributions paid                  (29,564)  (39,552)   (48,680)
 Advance from affiliate                                        4,376
 Cash flow support payments                                    2,591      3,703
     Net cash (used in) provided by financing
       activities                                   (2,408)   46,964    (34,136)

Net increase (decrease) in cash and cash
 equivalents                                           710     3,900     (3,678)

Cash and cash equivalents, beginning of period       6,036     2,136      5,814

Cash and cash equivalents, end of period          $  6,746  $  6,036   $  2,136

Interest paid (net of amounts capitalized)        $ 41,480  $ 39,307   $ 32,991
Interest cost capitalized                         $  2,943  $  2,580   $  2,987


                                                      Year ended December 31,

                                                     1996      1995     1994
                                                          (in thousands)

Non-cash financing activities:
 Tenant improvements funded by Crown Investments
  Trust,including $0, $21, and $1,030 allocated
  to minority interest                            $         $     82   $  4,682
 Issuance of partnership units related to Wyoming
  Valley acquisition                              $         $  8,074
 Cash flow support credited to minority interest
  and paid-in capital that was prefunded in 1995  $  2,889  $          $

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity

                                                             Retained
                                                             Earnings
 Common                                         Additional  (Accumu-
 Shares                                 Common  Paid-in     lated
 Outstanding                            Shares  Capital     Deficit)  Total
(in thousands)                                   (in thousands)

  27,119   Balance, December 31, 1993   $ 271   $ 170,184   $    872  $ 171,327
       9   Shares issued under dividend
            reinvestment plan                         125                   125
           Capital contributions from
            Crown Investments Trust:
            Cash flow support payments              2,888                 2,888
            Tenant allowances funded                3,652                 3,652
           Net income                                         14,857     14,857
           Dividends paid                                    (37,966)   (37,966)

  27,128   Balance, December 31, 1994     271     176,849    (22,237)   154,883

     250   Shares issued for cash           2       2,973                 2,975
      72   Shares issued under dividend
            reinvestment plan               1         538                   539
           Capital contributions from
            Crown Investments Trust:
            Cash flow support payments              1,932                 1,932
            Tenant allowances funded                   61                    61
           Transfer in (out) of limited
            partner's interest in                  (1,016)               (1,016)
            the Operating Partnership
           Net (loss)                                        (11,961)   (11,961)
           Dividends paid                                    (30,002)   (30,002)

  27,450   Balance, December 31, 1995     274     181,337    (64,200)   117,411

     163   Shares issued under dividend
            reinvestment plan               2       1,255                 1,257
           Capital contributions from
            Crown Investments Trust:
            Cash flow support payments              2,152                 2,152
           Transfer in (out) of limited
            partner's interest in the
            Operating Partnership                    (539)                 (539)
           Net income                                          5,807      5,807
           Dividends paid                                    (22,012)   (22,012)

  27,613   Balance, December 31, 1996   $ 276   $ 184,205   $(80,405) $ 104,076

The accompanying notes are an integral part of these statements.


CROWN AMERICAN REALTY TRUST
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Organization

Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate sub-stantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). Crown Associates, which was founded in 1950, was engaged principally in the develop-ment, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings. The Company raised approximately $405 million in equity through an initial public offer-ing of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering to own and operate the Properties. The proceeds were used by the Operating Partnership to retire debt related to the Properties.

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership
(the "Financing Partnership"), a partnership which is 99.5% owned by the Operat-ing Partnership and 0.5% owned by the Company.

The limited partnership interest in the Operating Partnership and the 1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments"), by Crown American Investment Company (a subsidiary of Crown Investments), and by members of the Pasquerilla family. As described in Note 13, two additional malls were acquired by the Company in 1995.

Simultaneously with the above transactions, the Financing Partnership borrowed approximately $300 million of mortgage debt (the "Mortgage Loans") secured by its 15 enclosed shopping malls (see Note 5). The $300 million of mortgage debt together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties.

Nature of Operations

The Company is a fully-integrated real estate company primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelop-ment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other retailing companies. The Company's top five tenants in terms of total revenues are as follows:

                                           			Percent of 1996
			                                           Total Revenues

Sears Roebuck and Co.                            	6.6%
The Limited Stores, Inc.	                         4.5%
J C Penney, Inc.	                                 4.1%
F. W. Woolworth	                                  3.7%
The Bon-Ton Stores, Inc.	                         3.1%

Amounts for The Bon-Ton Stores, Inc. ("Bon-Ton") exclude $1.1 million of revenues for 5 locations under temporary leases - see Note 7.

The Properties currently consist of: (1) 24 enclosed shopping malls located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the head-quarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain. The Company also owns approximately 130 acres of land adjacent to a number of the mall properties which are held for development, ground lease, or sale to third parties.

As the owner of real estate, the Company is subject to risks arising in connect-ion with the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws.
The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other debt instruments, and trends in the national and local economy, including income tax laws, govern-mental regulations and legislation, and population trends.

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority-owned subsidiary, the Operating Part-nership (74.5% owned by the Company), which in turn includes the Financing Partnership (99.5% owned by the Operating Partnership and 0.5% by the Company). All significant intercompany amounts have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Income-Producing Properties

Income-producing properties are recorded at the lower of cost or net realizable value. Included in such costs are acquisition, development, construction, tenant improvements, interest incurred during construction, certain capital-ized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents costs which meet the definition of "indirect costs" in Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated useful lives of 10 to 45 years resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements is provided utilizing the straight-line method over the life of the related leases.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. Total repairs and maintenance expenses were $9.2 million, $9.3 million and $8.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Substantially all of the income-producing properties have been pledged to secure the Company's debt.

Interest Costs

Interest costs are capitalized related to income-producing properties under con-struction, to the extent such assets qualify for capitalization. Total interest capitalized was $2.9 million, $2.6 million, and $3.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense includes costs of any financings that are not completed, amortization of deferred financ-ing costs related to completed financings (see Note 3) and is net of miscellaneous interest income on cash and escrow deposit balances.

Financing Costs

Financing costs are based on actual costs incurred in obtaining the financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early is written off as an extraordinary item.

Revenue Recognition

The Company, as a lessor, has retained substantially all of the risks and bene-fits of ownership and accounts for its leases as operating leases. Minimum rents are recognized on a straight-line basis; as such, the rental revenues for leases which contain rent abatements and contractual increases are recognized on a straight-line basis over the initial term of the related lease.
Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the expenses are incurred. These recoveries also include certain capital expend-itures that are recovered from the tenants in the period the depreciation is recognized.

Income Taxes

The Company elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its first taxable year ended December 31, 1993, and intends to conduct its operations so as to continue to qualify as a REIT under the Code. As a REIT, the Company generally will not be subject to Federal or state income tax on its net income that it currently distributes to shareholders. Qualification and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements, and various qualification tests prescribed in the Code.

The Company's taxable income (before the dividends paid deduction) for the years ended December 31, 1996, 1995 and 1994 was approximately $3.6 million, $2.8 million and $7.4 million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. Primarily due to this difference and to the availability in 1996 of $16.5 million excess distributions carryforward, which arose in prior years, the Company was not required to make any dis-tributions in 1996 in order to satisfy the dividend distribution test required to maintain REIT status for that year. In 1996 the Company continued to follow its practice of paying regular quarterly dividends to its shareholders in the amount of $.20 per share. The Company estimates it will have approximately $22.5 million in excess dividend distribution carryforwards at December 31, 1996, which can be used to satisfy the dividend distribution test in 1997 or subsequent years.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income taxes (including any applicable alter-native minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

The allocation of dividends paid was as follows:


                            			Total Paid	              Non-Taxable
			                            Per Share	    Taxable	   Return of Capital
Year ended December 31, 1994	  $1.40	        38%	       62%
Year ended December 31, 1995	  $1.10	        35%	       65%
Year ended December 31, 1996	  $0.80	        44%	       56%


Investment in Joint Venture

The Company's 50% joint venture investment in an enclosed mall (managed by the other non-related 50% owner) is accounted for under the equity method. As such, earnings of the joint venture are reflected in miscellaneous income in the period earned and distributions of the joint venture are reflected as a reduc-tion in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $5.0 million at December 31, 1996, with a remaining amortization period of approxi-mately 14 years. The Company and the other 50% owner have guaranteed $1.2 million of debt owed by the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and cash equivalent investments with original maturities of three months or less.

Net Income (Loss) Per Share

The computation of net income (loss) per share is based on net income (loss) of the Company and the weighted average number of shares outstanding during the years ended December 31, 1996, 1995 and 1994, which were 27,515,000, 27,372,000, and 27,119,000 shares, respectively. The Crown Rights (Note 7) to convert a portion of Crown Investments' interest into shares of beneficial interest and the share incentive plans (Note 9) were not dilutive in 1994, 1995, or 1996.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation" became effective for the Company's 1996 fiscal year. SFAS No. 121 establishes standards for measuring and accounting for impairment of long-lived assets; it also requires that long-lived assets to be disposed of be valued at estimated fair value less costs to sell. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation, such as option plans, but does not require that the new method be adopted. The Company has elected to continue following the methodology in APB Opinion No. 25 with fair value of options disclosed in the footnotes in accordance with SFAS No. 123. Implementation of the new pronounce-ments had no material effect on the Company's reported results of operations in 1996.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):

                                         	December 31, 1996	   December 31, 1995

Deferred operating covenant costs	        $	10,513	            $	13,143
Deferred financing costs		                  10,860	              13,321
Prepaid expenses and miscellaneous
 receivables		                               3,793	              	4,091
Restricted cash, securities and
 escrow deposits		                           3,223	              	6,148
Furniture, fixtures, equipment,
 and other		                                 3,974		              3,991
     Total                              		$	32,363	            $ 40,694


Deferred Operating Covenant Costs

During fiscal year 1991, approximately $23 million was paid to three anchor tenants with respect to leases at ten of the malls and in 1992 an additional
$4 million was paid in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases beyond fiscal year 2000. In April 1993, an additional $0.2 million was paid to another tenant to obtain similar rights. These costs were capitalized and are being amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million, $2.7 million, and $2.6 million, for the years ended
December 31, 1996, 1995 and 1994, respectively.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregate approximately $9.0 million. As of December 31, 1996, $7.4 million of these costs have been incurred and capitalized in the finan-cial statements at that date with the remainder expected to be incurred in 1997 and 1998.

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 1996, consists of approximately $8.4 million incurred in obtaining the $300 million mortgage debt secured as part of the organization of the Company, $0.3 million related to debt contributed with the Properties and not retired by the Company, and $2.2 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $3.9 million, $3.6 million, and $3.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $0.4 million, $0.8 million, and $0.0 million for the years ended December 31, 1996, 1995, and 1994, respect-ively. Deferred financing costs incurred and capitalized were $1.8 million, $1.6 million, and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 4 -  INSURED FIRE AT MALL

On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space and also affected three additional small shops containing approximately 18,000 square feet of gross leasable space. The net book value of the destroyed assets approximated $3.5 million. The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million. The difference between the amount re-ceived and the net book value of destroyed assets and the related demolition and clean up costs was $11.2 million, which was recorded as an extraordinary gain in 1995. During 1996 and 1995 the Company has also recorded $0.8 million and $1.9 million in business interruption insurance, which is included in revenues. Because of the business interruption insurance coverage, the fire had no material impact on 1996, 1995 and 1994 results of operations. During 1995 the Company started the reconstruction and expansion of the fire-damaged mall; the entire construction project is expected to be completed in late 1997 and to cost approximately $68 million, including tenant allowances for new tenants, of which $49.6 million has been incurred through December 31, 1996. Con-struction financing up to approximately $53 to $54 million has been arranged, with the remaining project costs being funded from the Company's internal cash flows. Refer to Note 12 - Commitments and Contingencies, for informa-tion concerning litigation against the Company from certain tenants or their insurance companies related to the fire.

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                    	     December 31, 1996	   December 31, 1995

Mortgage loans                           	$  	280,637	         $	280,637
Permanent loans	                             	165,134		          171,049
Construction loans		                           87,389	           	52,800
Secured term loans		                           35,625	          	 36,596
		Total                                  		$	 568,785	         $ 541,082


Mortgage Loans

Concurrently with the offering of Shares of the Company in 1993, the Financing Partnership borrowed an aggregate principal amount of $300 million (collect-ively, the "Mortgage Loans") through Kidder Peabody Mortgage Capital Corporation (the "Lender").

In connection with obtaining a construction loan for rebuilding and expanding Logan Valley Mall, in December 1995 the Company repaid $19.4 million of the Mortgage Loans in order to release the Logan Valley Mall from the Mortgage Loans and Financing Partnership. No prepayment penalty was required.

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% in 1996 and 7.20% during

1995 and 1994. The average rate as of December 31, 1996 is 7.24%. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Part-nership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs. No such amounts are borrowed as of December 31, 1996.

The $80.6 million mandatory principal payment due in August 1998 may be prepaid at any time after August 1997, subject to the payment of a yield maintenance charge; after February 1998 such prepayment would not be subject to the yield maintenance charge. After August 1998 voluntary prepayments of the remaining two tranches can be made in whole or in part on any monthly interest payment date, subject to the payment of a yield maintenance charge; however, six months prior to the due dates of the remaining two tranches, prepayment of that tranche may be made without penalty. Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.

The Company is currently required to deposit $450,000 each quarter to a re-stricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of December 31, 1996, $0.8 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At December 31, 1996, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership with various maturities from December 1997 through January 2008. Included in permanent loans is a $3.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.3 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $1.3 million letter of credit, which expires in April 1999. Crown Holding has guaranteed one of the permanent loans with a current outstand-ing balance of $11.7 million.

Construction Loans

At December 31, 1996, the Company had construction loans on four malls. The loans bear interest at variable interest rates indexed to the LIBOR rate. Crown Investments has guaranteed one loan with a current balance of $17.2 million. The loans have certain restrictive covenants including minimum coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

Secured Term Loans and Lines of Credit

At December 31, 1996, the Company had two secured term loan arrangements totaling $35.6 million, of which $5.6 million is a revolving loan ($5.6 million and $2.6 million outstanding at December 31, 1996 and 1995, respectively) used for general corporate purposes and is renewable annually on April 30. The loans have certain restrictive covenants including the maintenance of certain coverage ratios and limitations on investments and borrowings without the prior consent of the lenders. As further disclosed in Note 7, in January 1997 the Company entered into a $10 million unsecured line of credit with a related party. No amounts are currently outstanding under this line.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and eight of the per-manent loans related to six of the Operating Partnership properties with an ag-gregate principal balance of $395.8 million at December 31, 1996 have fixed interest rates ranging from 0% to 9.79%. The weighted average interest rate on this fixed-rate debt at December 31, 1996 and 1995 was 7.82% and 7.90%, respect-ively. The weighted average interest rate during the years ended December 31, 1996, 1995 and 1994 was 7.87%, 7.77%, and 7.74%, respectively.

All of the remaining loans with an aggregate principal balance of $173.0 million at December 31, 1996 have variable interest rates based on spreads ranging from 1.75% to 3.50% above 30 day LIBOR, except for one loan which is based on the prime rate plus 5/8%. The weighted average interest rate on the variable rated debt at December 31, 1996 and 1995 was 8.14% and 8.44%, respectively. The weighted average interest rate during the years ended December 31, 1996, 1995 and 1994 was 7.93%, 8.48%, and 7.04%, respectively.

Debt Maturities

As of December 31, 1996, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      		Year Ending
        December  31,

			     1997	                           $	85,222
			     1998		                           144,760
		     	1999		                            16,880
		     	2000		                           190,133
			     2001		                            18,240
			     Thereafter		                     113,550
				    Total                          $	568,785

NOTE 6 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls with some office space included in its portfolio. However, the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 1996, are as follows (in thousands):

	      	Year Ending
		      December  31,

     	  1997	                          $ 	77,011
      		1998                            		70,653
	   		  1999	                            	64,386
	   		  2000  	                          	58,187
	   		  2001	                            	50,321
		     	Thereafter	                     	192,422
			     Total                          $	512,980

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):

[CAPTION]

			                             Beginning		Addi-     Amorti-            Ending
Period	                      	  Balance   	tions	    zation	  Other	    Balance

Year Ended December 31, 1994	   $	20,885	  $	3,312  	$	4,223	 $  (810)  $ 19,164
Year Ended December 31, 1995		    19,164		   2,410		   4,380    2,847		   20,041
Year Ended December 31, 1996		    20,041	   	2,156		   4,015	   	(268)    17,914


NOTE 7 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments and its sub-sidiary, Crown American Investment Company, received certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their partnership units for a price equal to the equivalent value of the shares of the Company (on a one-for-one basis). Crown Investments cur-rently owns 7,652,500 limited partnership units and Crown American Investment Company owns 1,786,459 limited partnership units. The obligation to redeem these partnership units may be assumed by the Company in exchange for, at the Company's election, either shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 9.8% of the outstand-ing shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with shares to the extent that Crown Investments and its affiliates own less than 9.8% of the outstanding shares. Crown Investments has pledged substantially all its limited partner-ship units (the "Pledged Units") as collateral for a loan made by an unrelated third party. In June 1995 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Shelf Registration is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

Crown Associates retained certain properties that the Company has agreed to manage pursuant to a management agreement. Certain of these properties were transferred to an affiliate of Crown Associates in 1995 and 1996. For its services, the Company receives a fee of 5% of revenues for management and $5.50 per square foot for new leases signed and $3.50 per square foot for renewal leases signed. In addition, the Company receives 15% of temporary and
seasonal leasing revenues.   Total management and leasing fees earned  were $0.1
million, $0.2 million, and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.4 million, $0.7 million, and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in miscellaneous income.

Support Agreement

In connection with the Company's formation and the consummation of the offer-ings, Crown Investments entered into a cash flow support agreement (the "Support Agreement"), which was subsequently amended in 1994, with the Operating Partnership and the Financing Partnership with respect to Mount Berry Square, Martinsburg Mall, Oak Ridge Mall and Bradley Square, all of which were opened in 1991 and were in various stages of initial lease-up, with mall store occupancy rates below 75%.

The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis, up to a maximum of $1.0 million per quarter, that each of these four malls will generate a stipulated aggregate amount of base rents from each such mall. The quarterly amounts due under the Support Agreement are cal-culated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with a fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement presently con-tinue as to all four malls and will terminate as to a mall when the aggregate base rents at such mall achieve the stipulated amount over four consecutive quarters (as determined by the independent trustees of the Company).

Total cash flow support earned by the Company was $2.9 million, $2.6 million, and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respect-ively. In addition, Crown Investments agreed to fund certain tenant improve-ment costs incurred for signed leases as of June 30, 1993 scheduled to commence subsequent thereto. The total amounts received for tenant improvement costs were $0.0 million, $0.1 million, and $4.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. During 1995 Crown Holding advanced
$6.4 million to the Company primarily to pre-fund estimated future payments under the Support Agreement. This pre-funding did not change or terminate the Support Agreement, and additional funding is expected to recommence in late 1997. Earned support payments and funded tenant improvements under the Support Agreement have been accounted for as capital contributions made by the minority owner in the Operating Partnership and are credited to minority interest (as to the minority ownership percentage) with the remainder to paid-in capital. The remaining unearned pre-funded balance is included in accounts payable and other liabilities. Accordingly, as the support amounts are earned each quarter based on the level of actual quarterly base rents at the four malls, the quarterly support amount is deducted from the pre-funding lia-bility account and credited to minority interest and paid-in-capital.

Crown Associates Lease at Pasquerilla Plaza

Approximately 12,200 square feet of Pasquerilla Plaza is leased to Crown Assoc-iates for annual base rent of $226,613 under a lease with a term ending July 31, 2003. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease includes a five-year renewal option at then market rents. Total base rent earned by the Company for the years ended December 31, 1996, 1995 and 1994 was $204,500, $200,000, and $200,000, respectively.

Line of Credit with Crown Financing Company

In December 1996 the Board of Trustees approved the terms of a $10 million standby line of credit with Crown Financing Company, a wholly-owned subsidiary of Crown Holding Company. Under this unsecured facility, which was executed in January 1997, the Company may borrow up to $10 million with interest based on the prime rate plus 1 5/8%. Interest on amounts borrowed will accrue and be payable on the maturity date, which will be when the first tranche of the Mortgage Bonds (see Note 5) are paid or prepaid but not later than December 31, 1998. Amounts borrowed under the line are due at the maturity date and may be prepaid at any time without penalty.

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs re-lated to its construction, development, MIS, legal, and risk management depart-ments to Crown Associates based on estimated usage. As a result of these allocated costs (which aggregated $0.5 million, $0.5 million, $0.6 million for the years ended December 31, 1996, 1995, and 1994, respectively), certain inter-company liabilities that arose in connection with the acquisition of two malls in 1995 (see Note 13), and the pre-funding of the Support Agreement as described above, the Company had a net payable to Crown Associates and Crown Holding at December 31, 1996 of $1.9 million.

Acquisition of Wyoming Valley and Middletown Malls

As described above and in Note 13, in 1995 the Company acquired the Wyoming Valley and Middletown Malls. These malls had been jointly owned by Crown Associates and an unrelated third party.

Hess's Department Stores, Inc.

The Company and the Properties routinely had numerous transactions with Hess's Department Stores, Inc. ("Hess's"), a wholly-owned indirect subsidiary of Crown Holding, until November 1994 when all of Hess's operations were sold. These transactions included rental revenues for mall and freestanding stores. Hess's was a tenant in 13 of the income-producing properties and also was a tenant in the joint venture's enclosed shopping mall. Revenues from Hess's for the year ended December 31, 1994, were $4.4 million.

At a special meeting of the Company's shareholders held on September 9, 1994, the shareholders approved modifications of leases with Hess's in connection with the sale by Hess's of its store locations at Company properties to The May Department Stores Company ("May") and The Bon-Ton Stores, Inc. ("Bon-Ton").

Under the transaction with Bon-Ton, which closed in September 1994, Bon-Ton assumed leases and will operate six Hess's stores, and also agreed to temp-orarily operate five Hess's stores through January 1996 (two stores) and
January 1997 (three stores). The Company has begun discussions with department store chains and other tenants for replacements in those five malls. A
J.C. Penney store will open in March 1997 in one of the temporary locations, and
there is currently a furniture store tenant in a second location.   In January
1997 Bon-Ton vacated the remaining three locations.

Under the transaction with May, which transaction closed in November 1994, May purchased (pursuant to 99 year ground leases with nominal purchase options) three Hess's store locations from the Company for $17.6 million and leased the Hess's store at two other locations. One of the leased locations is subject to a purchase option by May in the amount of $3.5 million. In 1994 the Company recorded a gain of $4.5 million on the sale of the three store locations. The Company also committed to renovate the mall where one of the leased stores is located, which was done in 1995. During 1995 May expanded the stores at all five of these locations. In 1994 the Company also received $2.4 million from Hess's relating to one of the stores that May is leasing to make up the difference between the rent formerly paid by Hess's and rent being paid by May. This amount was recorded as deferred income and is being amortized over the remaining lease term (10 years). Hess's also paid $0.8 million to the Company in 1995 for lost or reduced rents from mall shop tenants that occurred during the construction period when the former Hess's locations were being expanded.

NOTE 8 - LEASES

The Company is the lessee under ground leases with third parties for Shenango Valley Mall and Uniontown Mall. The Shenango Valley Mall lease expires on
July 24, 2017. One lease for Uniontown Mall expires on March 30, 2018 with up to eleven five-year renewal options and the other lease expires on April 30, 2009 with up to ten five-year renewal options. The leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 1996, 1995 and 1994, was $153,000 in each year. Future minimum lease payments on these leases are $153,000 per year through 2001 and $1,116,000 for all years thereafter.

Under the Uniontown Mall leases additional rents are paid based on mall tenant percentage rents. These additional rents were $56,000, $65,000, and $92,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

Capital Leases

Assets under capital leases, primarily office and mall equipment, are capital-ized using interest rates appropriate at the inception of each lease.
Capital lease obligations amounted to $1.7 million, and $2.0 million at December 31, 1996 and 1995, respectively, and are included in accounts payable and other liabilities.

NOTE 9 - RETIREMENT SAVINGS AND SHARE INCENTIVE PLANS

Retirement Savings Plan and Savings Restoration Plan

The Company established the Crown American Realty Trust Retirement Savings Plan (the "Retirement Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code to cover employees of the Operating Partnership. Employees who have completed at least one year of service, working 1,000 hours per year, and have attained age 21 are eligible to participate in the Retirement Savings Plan.

The Operating Partnership contributes a percentage of each eligible employee's base pay (the "Supplemental Employer Contribution") to the Retirement Savings Plan on behalf of each eligible employee. The Supplemental Employer Contri-bution is 2% of base pay if the employee is under 35 years of age, 3% if 35 to 49 years of age, and 5% if 50 years of age or older. In addition, participants may elect to contribute between 1% and (subject to certain restrictions) 15%. Employee contributions are matched (the "Matching Contribution") by the Company up to 50% of the first 3% of the participant's compensation.

The receipt of benefits attributable to the Operating Partnership's Matching Contribution and Supplemental Employer Contribution is subject to the vesting and forfeiture provisions of the Retirement Savings Plan. Supplemental
Employer Contributions become 100% vested after five years of service is credited to the employee. Matching Contributions become vested 20% after two years of service and an additional 20% becomes vested per year thereafter.
Years of service include service with Crown American Corporation. Other amounts are fully vested at all times.

Total plan costs for the years ended December 31, 1996, 1995 and 1994 were $465,000, $394,000, and $374,000, respectively. The plans of predecessor affil-iated entities were terminated upon the formation of the Company.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings
Plan. The plan becomes effective January 1, 1997 and accordingly no compensation was deferred in 1996 under the plan.

Share Incentive Plans

Prior to the initial public offering, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"), and the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan").

Under the Employee Option Plan, options to purchase a total of 1,200,000 Limited Partnership "Units" of the Operating Partnership are available for grant to officers and key employees; the Chairman and President currently do not participate in any share incentive plan. In December 1994, the Board of Trustees approved an amendment to the Employee Option Plan, approved by the shareholders in May 1995, to increase the number of Units available for grant to 1,200,000, an increase of 325,000 units. Under the Employee Option Plan, options are to be granted at not less than the market value of the shares on the date of grant. In certain circumstances, option holders may redeem the Units for cash or Shares (at the option of the Company).

Currently, all the Option Agreements except one provide that an option may only be exercised after the optionee has completed two years of employment with the Operating Partnership after the date of the grant of the option. Under such Option Agreements, an option first becomes exercisable to the extent of 20% of the total number of Units subject to the option on each of the second, third, fourth, fifth and sixth anniversaries of the date of the grant of the option. One Option Agreement provides for full vesting of the options granted thereunder three years after the date of grant. If employment is terminated before the option has partially or fully vested, the right to exercise the option is forfeited. If employment is terminated after the option has partially or fully vested, the option may be exercised to the extent it was exercisable at the time of termination of employment. There are certain limitations on the timing of exercise of the option after termination of employment. Currently, all the Option Agreements provide that options expire five years after the date they first become exercisable. Effective on January 3, 1996, the Board of Trustees canceled all then outstanding options (except for 30,000 options that were granted in November 1995) and issued 968,000 of new options at the then current market price of $8.00 per share, pursuant to the terms described above.

Option transactions under the Employee Option Plan are as follows:

                                         Year Ended December 31, 1996
                                   1996                  1995       1994
                                  Weighted           Weighted           Weighted
                     Number       Average  Number    Average   Number   Average
                       of         Exercise   of      Exercise    of     Exercise
                     Units        Price    Units     Price     Units    Price

Options outstanding,
  beginning of          998,000   $15.78    972,000  $16.63    580,000  $17.25
Granted               1,062,000      8.0    170,000   11.71    412,000   15.78
Canceled             (1,024,000)   15.59   (144,000)  16.23    (20,000)  17.25
Exercised
Options outstanding,
 end of period        1,036,000   $  8.0    998,000  $15.78    972,000  $16.63

Range of option
 exercise prices      $ 7.50 to             $7.75 to           $13.50 to
                      $    8.50             $  17.25           $   17.25
Weighted average fair
 value of options
  granted during the
  year                $    0.54             $   1.61           $    0.37
Weighted average
 contractual life at
 end of period
 (in years)                 8.0                  7.3                 8.1
Options exercisable
 at period end                0               92,000                   0
Total compensation
 expense recognized
 during the period    $       0             $      0           $       0


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assump-tions used for grants in 1996, 1995 and 1994, respectively: dividend yield of 10.0%, 11.0% and 9.0%; expected volatility of 23%, 35%, and 15%; risk-free interest rates of 6.6%, 7.0%, and 7.0%; and expected lives of 9 years for all options.

Under the Trustees' Option Plan, options to purchase a total of 10,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Pursuant to the Trustees' Option Plan, each non-employee Trustee of the Company automatically receives an annual grant of options to purchase 500 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant of such option. On December 31, 1996, 1995 and 1994 each of the four non-employee directors were granted options to purchase 500 common shares at an exercise price of $7.500, $7.875, and $13.50 per share, respectively, the market prices at date of grant. It is the Company's current policy to grant to each new non-employee Trustee, upon joining the Board of Trustees, an initial grant of options to purchase 500 shares having an exercise price equal to 100% of the fair market value of the shares as of such date. Accordingly, in August 1993, four directors each received options to purchase 500 common shares at an exercise price of $17.25 per common share, which was equal to the initial public offering price. As of December 31, 1996, there were 10,000 option shares held by the Trustees. To date, all options granted to Trustees have been exercisable immediately upon grant, but none have been so exercised as of December 31, 1996.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans con-sistent with the method of SFAS No. 123, the Company's net income for the years ended December 31, 1996, 1995 and 1994 would have been reduced by approximately $0.12 million, $0.17 million and $0.15 million, respectively, or $0.004, $0.006, and $0.006 per share, respectively.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Fair Value of Financial Instruments" requires disclosures about fair value for all financial instru-ments. Based on the borrowing rates currently available to the Company, the carrying amount of the Company's $395.8 million of fixed rate debt approximates the current estimated fair value. The remaining $173.0 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is shown below (in thousands, except per share data):

                                    		 First	    	Second		   Third	   	Fourth
		                                     Quarter	  	Quarter  		Quarter	  Quarter
Year ended December 31, 1996:

	Revenues                             	$	33,417	  $	30,939	  $	31,784	 $	37,832
	Operating income before interest
	 	and asset sales and adjustments,
    and extraordinary items	  	         12,823	    	10,053		   10,652  	 14,537
	Extraordinary (losses)	                           		 (120)	     (598)
	Income before minority interest
 	in Operating Partnership	   	          2,420        	602      1,595     3,169
Net income	                           $	 1,804	   $   	451  	$  1,189	 $ 	2,363
	Net income per share	                $ 	 0.07	   $	  0.01  	$   0.04	 $  	0.09

Year ended December 31, 1995:

	Revenues	                            $	32,250	   $	31,566	  $	31,607	 $	36,825
	Operating income before interest,
	 	asset sales and adjustments, and
	   extraordinary items		               12,494		    11,100		   10,550 		 13,642
	Extraordinary gains (losses)	         	 3,300	   	  7,700	     	 244	     (765)
Income (loss) before minority
 interest	in Operating Partnership		    6,128		    (25,158)		     264	   	2,600
	Net income (loss)	                 $  	4,583	   $	(18,677)	 $    199	 $	 1,934
	Net income (loss) per share	       $     .17	   $    (.68)	 $    .01 	$    .07


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for worker's compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, worker's compensation, and general liability through the use of deductibles which generally range up to $250,000 per claim with certain maximum aggregate policy limits per year. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liability for claims incurred and claims incurred but not reported (IBNR) provided by consulting actuaries who utilize the Company's claims experience and actuarial assumptions. The total estimated liability for these losses at December 31, 1996 and 1995 was $4.5 million and $3.6 million, respectively, and is included in accounts payable and other liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will be immaterial.

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

On August 10, 1995, August 17, 1995, and September 8, 1995, complaints were filed by various individuals on behalf of themselves, and also purportedly on behalf of other similarly situated persons, against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995, of various operational and capital resource initiatives by the Company, including a reduction of the Company's quarterly dividend to increase its level of retained internal cash flow and the intention to sell certain assets that were not considered at that time to fit the Company's growth strategy.

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

This consolidated legal action is in a very preliminary stage. However, the Company believes, based on advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the action. The Company's current and former officers that are named in this litigation are covered under a liability in-surance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

As a result of the fire which damaged the Logan Valley Mall in Altoona, PA on December 16, 1994 (see Note 4), a number of tenants or their insurers have filed lawsuits against the Company for damages to property and for inter-ruption of business. In summary, nine lawsuits have been filed in the Court of Common Pleas of Blair County, PA. The Company has insurance policies in place with coverage limits sufficient to indemnify the Company for any anticipated losses arising from these lawsuits. Accordingly, the ultimate outcome of this litigation is not expected to have any material adverse effect on the Company's results of operations or financial condition.

NOTE 13 - ACQUISITION OF TWO MALLS

At the time of the Company's formation in 1993, Crown Associates retained (i) a 50% tenancy-in-common interest in the fee title to two enclosed shopping malls (Wyoming Valley Mall located in Wilkes-Barre, Pennsylvania, and Middletown
Mall located in Fairmont, West Virginia) and (ii) related ground leasehold interests pursuant to long-term ground leases of each of such undivided interests. The other 50% tenancy-in-common interests in both properties were held by an unrelated third party, which at the time objected to purchase of the properties by the Company.

In 1994 the Company, Crown Associates and the unrelated third party entered into agreements, approved by the Independent Trustees, under which the Company pur-chased all interests in the two malls together with the related working capital. The transactions closed effective as of January 31, 1995 (Wyoming Valley Mall) and February 1, 1995 (Middletown Mall). The aggregate purchase price paid for the two malls consisted of $45.2 million in cash, assumption of debt aggregating $7.8 million, of which $6.0 million is a non-recourse note related to Middletown Mall due January 1998, and, for Wyoming Valley Mall, an additional 5.1% partnership interest in the Operating Partnership, issued to Crown American Investment Company ("CAIC"), a wholly-owned subsidiary of Crown Investments. The Company also incurred $1.4 million in transaction costs, including transfer taxes, debt issuance costs, and legal fees. There is additional contingent consideration to CAIC with respect to Middletown Mall, to be paid in partnership units, based on this mall's operating performance over the following three year period. Working capital at the date of purchase approximated $1.0 million.

The funds to pay the purchase price and transaction costs were obtained through a $45.3 million term loan from a bank (subsequently increased to $50.0 million during 1995). The loan bears interest at a variable interest rate indexed to the LIBOR rate and is repayable in January 2000 (includes two one-year extensions).

Eleven months of operating activities of the two malls are included in the 1995
consolidated results of operations.   In 1995 the two malls contributed $11.5
million in revenues and $0.5 million of income before minority interest. In 1996 the two malls contributed $12.8 million in revenues and $0.4 million of income before minority interest.

NOTE 14  -  PROPERTY SALES, DISPOSALS, AND ADJUSTMENTS

In September 1996, the Company sold its Patrick Henry Corporate Center, an office building located in Newport News, Virginia to an insurance company. The net sales price was $9.45 million, and the net gain was $2.35 million.

Existing debt on the property of $5.36 million was repaid from the sales pro-ceeds, resulting in $364 thousand extraordinary loss on early extinguishment of debt arising from a prepayment penalty and the write off of unamoritzed deferred financing costs.

As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Trustees of the Company authorized management in August 1995 to pursue the sale of certain malls and other assets that were not considered at that time to be fully consistent with or essential to the Company's long-term strategies. Under generally accepted accounting principles ("GAAP"), assets held for the long-term production of income are recorded at the lower of cost or net realizable value (generally defined as the future net cash flows expected to be generated by the asset, undiscounted and without interest charges). However, when a decision is made to dispose of long-lived assets, the carry-ing value of those assets is computed using their fair value (generally defined as the amount at which the asset could be bought or sold in a current tran-saction other than a forced or liquidation sale) less selling costs. Accord-ingly, in the second quarter of 1995 the Company recorded a $35.0 million adjustment to the carrying value of one of the assets then held for sale as re-quired under GAAP. This non-cash adjustment was charged to operations and represents the difference between the estimated fair value (less direct costs to sell) and net book value of that asset. Assets that had been held for sale are no longer being offered due to new development opportunities that have arisen, current market conditions, and other reasons.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

		Not applicable

PART III

Items 10 through 13.

		In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the
Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of
Certain Beneficial Owners and Management) and Item 13 (Certain Relationships
and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of
Part I hereof) because the Company's definitive Proxy Statement for its
Annual Meeting of Shareholders to be held on April 30, 1997, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report.  Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (i),
(k) and (l) of Item 402 of Regulation S-K.

PART IV

Item 14.		Exhibits, Financial Statement Schedules and Reports on Form 8-K

		The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:
                                                          											Page No.
(a)   		(1)	Financial Statements

			Report of Independent Public Accountants				                        	29

			Consolidated Income Statements of Crown American Realty Trust 		    	30
				for the years ended December 31, 1996, 1995 and 1994.

			Consolidated Balance Sheets of Crown American Realty Trust as of		  	31
				December 31, 1996, and 1995.

			Consolidated Statements of Cash Flows of Crown American Realty
    Trust	for the years ended December 31, 1996, 1995 and 1994.         32

 			Consolidated Statements of Shareholders' Equity of Crown
    American	Realty Trust for the years ended December 31, 1996,
    1995 and 1994.                                                      33

			Notes to Consolidated Financial Statements				                   	34-48

		(2)	Financial Statement Schedules

			Schedule III - ConsolidatedReal Estate and Accumulated
    Depreciation			        	                                 	      53-54
			Schedule IV- Valuation and Qualifying Accounts and Reserves			     	55

 (b)	Reports on Form 8-K

	No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended December 31, 1996.

(c)		Exhibits

 	Item 14(c) of the Report is amended by adding a new Exhibit 23, and 24.  The complete text of Item 14(c), as amended, follows.

3.1	 Second Amended and Restated Declaration of Trust of the Company. (c)
3.2	 Bylaws of the Company. (c)
4 See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (c)
10.1	Amended and Restated Agreement of Limited Partnership of Crown American
     Properties, L.P. (b)
10.2 (a)	First Amendment to Amended and Restated Agreement of Limited
     Partnership of Crown	American Properties, L.P. (b)
10.2 (b)	Second Amendment to Amended and Restated Agreement of Limited
     Partnership of Crown	American Properties, L.P (a)
10.2 (c)	Third Amendment to Amended and Restated Agreement of Limited
     Partnership of Crown	American Properties, L.P. (a)
10.3	Amended and Restated Partnership Agreement of Crown American Financing
     Partnership. (b)
10.4	Certificate of Incorporation and Bylaws of Crown American Financing
     Corporation. (b)

10.5	Real Estate Management Agreements between the Operating Partnership and the
     following	entities:
	(a)  Financing Partnership (b)
	(b)  Crown American Associates (b)
	(c)  Wyoming Valley Mall, Inc. (b)
	(d)  Middletown Mall, Inc. (b)
	(e)  Pasquerilla Partnership (b)
	(f)  Greater Lewistown Shopping Plaza (b)
	(g)  The Grandview Company (b)
10.6	Key Executive Bonus Incentive Plan. (c) #
10.7	Retirement Savings Plan. (c) #
10.8	Sample Indemnification Agreement between the Company and its Trustees
     and officers (together	with a schedule identifying the other agreements not
     being filed and material differences therein). (b)
10.9	Loan Agreement between the Financing Partnership and Kidder Peabody
     Mortgage Capital	Corporation ("Loan Agreement"). (b)
10.10	Amendment to Loan Agreement. (b)
10.11 (a)	Cash Flow Support Agreement (b)
10.11 (b)	Cash Flow Support Agreement, amended May 9, 1994 (a)
10.12	1993 Crown American Realty Option Plan. (c) #
10.13	1993 Crown American Realty Trustees' Option Plan. (c) #
10.14	Sample Option Agreement for Employees (together with a schedule
      identifying the other	agreements not being filed and material differences
      therein). (b) #
10.15	Sample Option Agreement for Trustees (together with a schedule identifying
      the other agreements	not being filed and material differences
      therein). (b)#
10.16	Option Agreement dated as of April 24, 1995 among CBA Funding, L.L.C.,
      Crown American Realty Trust,	Crown American Properties, L.P. and Crown
      Investments Trust.  (d)
10.17	Registration Rights Agreement dated as of April 24, 1995 between Crown
      American Realty Trust and	CBA Funding, L.L.C., as Agent (d)
10.18	Exchange Agreement dated as of April 24, 1995 among CBA Funding, L.L.C.,
      as Agent, Crown American	Realty Trust, Crown American Properties, L.P.,
      Crown Investments Trust and Crown American Investment	Company (d)
10.19 Crown American Properties L.P. Savings Restoration Plan (e) #
21	List of subsidiaries of the Company. (c)
23	Consent of Arthur Andersen LLP (e)
24	Powers of Attorney (e)
99(a)	Press release dated February 20, 1997 (e)
99(b)	Fourth Quarter 1996 Supplemental Financial and Operational Information
      Package (e)

(a) Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b) Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c)   Filed as an Exhibit to the Company's Registration Statement on Form S-11,
      effective as of August 9, 	1993.
(d)   Filed as an Exhibit to Amendment No. 1 to the Company's Registration
      Statement on Form S-3, Registration 	No. 33-91880, effective as of
      June 9, 1995.
(e)   Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

		Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        						CROWN AMERICAN REALTY TRUST

                                        						By 	/s/ Frank J. Pasquerilla

						                                           	Frank J. Pasquerilla
                                      	     						Chief Executive Officer

Date: February 28, 1997

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature				                  Title		                       	Date


/s/ Frank J. Pasquerilla		    	Trustee, Chairman of           February 28, 1997
    Frank J. Pasquerilla    			the Board and Chief
					                          Executive Officer

/s/ Mark E. Pasquerilla			     Trustee and President	         February 28, 1997
    Mark E. Pasquerilla

/s/ John M. Kriak			          	Trustee, Executive Vice	       February 28, 1997
    John M. Kriak				          President and Chief
					                          Financial Officer
					                          (Principal Financial Officer)

/s/ Terry L. Stevens			        Senior Vice President and	     February 28, 1997
    Terry L. Stevens		       		Chief Accounting Officer,
                               Finance

*			                          	Trustee		                     	February 28, 1997
Clifford A. Barton

*				                          Trustee		                     	February 28, 1997
Donald F. Mazziotti

*				                          Trustee			                     February 28, 1997
Margaret T. Monaco

*			                          	Trustee		                     	February 28, 1997
Zachary L. Solomon


*By:  /s/ Terry L. Stevens
      Terry L. Stevens
      as Attorney-in-Fact


Schedule III
CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1996
(Dollars in Thousands)

                                                           Costs Capitalized
                                                             Subsequent To
                                        Initial Cost          Acquisition
                                      Build-               Build-
                                      ings &    Land       ings &
               Encum-                 Improve-  Improve-   Improve-  Carrying
Properties     brances       Land     ments     ments      ments     Costs
                                      (D)       (C)        (C)       (E)

Carlisle
 Carlisle, PA  $  12,901 (A) $    379 $    611  $          $  7,734   $   115

Logan Valley
 Altoona, PA      37,714        2,138      954     2,083     61,991     4,050

North Hanover
 Hanover, PA      16,220 (F)    1,272    1,325        33     14,242       194

Viewmont
 Scranton, PA     46,249 (F)    1,696    4,602     8,050     37,539     7,701
                         (B)
Shenango Valley
 Sharon, PA        6,823 (H)       21    6,403         1      5,960        24

Nittany
 State College,
   PA             24,982 (F)    6,683    6,204        95     27,195     5,717

Capital City
 Camp Hill, PA    38,300 (G)    1,580   11,269      (193)     5,997       189

Franklin
 Washington, PA   10,805 (F)    2,977    3,915        43     17,458       233

Uniontown
 Uniontown, PA    22,734 (F)    1,382    6,635         2     30,155     2,510

Francis Scott
 Key
 Frederick, MD    28,037 (F)    3,784   12,170      (572)    18,408       100

Lycoming
 Williamsport,
  PA              32,361 (F)    2,110   14,204       (24)    15,360       638

Schuylkill
 Frackville, PA   36,940 (G)   10,332   24,843       165      7,947         5

West Manchester
 York, PA         24,123 (F)    7,694   24,122     2,455     15,424       641


                                                            Costs Capitalized
                                                              Subsequent to
                                           Initial Cost        Acquisition
                                         Build-             Build-
                                         ings &    Land     ings &
                  Encum-                 Improve-  Improve  Improve-  Carrying
Properties        brances       Land     ments     ments    ments     Costs

Chambersburg
 Chambersburg,
  PA              18,077 (F)    2,363   14,063        38     10,755       271

South
 Allentown, PA     8,705 (F)    3,465    2,331        23     13,093

Phillipsburg
 Phillipsburg,
  NJ              23,708 (F)   11,169   50,368        36      3,149

Patrick Henry
 Newport News,
  VA              29,838 (F)    3,953   22,432        14      5,756        91

New River
 Valley
 Christiansburg
  VA              12,999 (F)    3,923   27,094        38      4,974

Martinsburg
 Martinsburg,
  WV              11,800 (F)    8,375   37,547      (573)     2,370

Bradley Square
 Cleveland, TN    17,154        7,012   29,385      (173)     2,651

Mt. Berry
 Square
 Rome, GA         16,939        6,260   37,434       (24)     3,686

Oak Ridge
 Oak Ridge, TN    25,698 (H)    9,393   31,323      (230)     3,998     1,184

Wyoming Valley
 Wilkes-Barre,
  PA              50,000        6,825   52,057         9        577

Middletown
 Fairmont, WV      6,968        1,610   10,359         6          9

Pasquerilla
 Plaza
 Johnstown, PA     8,710        3,289   23,010         3        500

Westgate Anchor
 Pad
 Bethlehem, PA           (H)             3,219

Total          $568,785      $109,685 $457,879  $ 11,314   $316,928   $  23,663



SCHEDULE  III
CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1996
(Dollars in Thousands)

                  Gross Amounts at Which
                 Carried at Close of Period
                         Build-               Accumu-
                         ings &               lated       Date of
                         Imrpove-             Deprecia-   Construct-   Date
Properties     Land      ments     Total      tion        tion         Acquired

Carlisle
 Carlisle, PA  $    388  $  8,460  $  8,848   $  (5,433)  1964

Logan Valley
 Altoona, PA      4,221    66,995    71,216     (10,018)  1965,
                                                          1995-96

North Hanover
 Hanover, PA      1,305    15,761    17,066      (9,306)  1967

Viewmont
 Scranton, PA     9,746    49,842    59,588     (11,660)  1968,
                                                          1994-95

Shenango Valley
 Sharon, PA          22    12,387    12,409      (7,217)  1967, 1995

Nittany
 State College,
  PA              6,778    39,116    45,894     (12,918) 1968, 1970,
                                                         1991

Capital City
 Camp Hill, PA    1,387    17,455    18,842     (10,156) 1974

Franklin
 Washington, PA   3,020    21,606    24,626     (10,898) 1969

Uniontown
 Uniontown, PA    1,384    39,300    40,684     (15,759) 1969, 1984
                                                         1989

Francis Scott
 Key
 Frederick, MD    3,212    30,678    33,890     (13,589) 1978

Lycoming
 Williamsport,
  PA              2,086    30,202    32,288     (13,093) 1978, 1990

Schuylkill
 Frackville,
  PA             10,497    32,795    43,292     (15,901) 1980


                           Build-             Accumu-
                           ings &             lated       Date of
                           Improve-           Deprecia-   Construct-   Date
Properties       Land      ments     Total    tion        tion         Acquierd

West Manchester
 York, PA        10,149    40,187    50,336     (11,715) 1981, 1995

Chambersburg
 Chambersburg,
  PA              2,401    25,089    27,490     (11,415) 1982

South
 Allentown, PA    3,488    15,424    18,912      (4,784)               1980

Phillipsburg
 Phillipsburg,
  NJ             11,205    53,517    64,722     (14,477) 1989

Patrick Henry
 Newport News,
  VA              3,967    28,279    32,246     (10,191) 1987

New River Valley
 Christians-
  burg, VA        3,961    32,068    36,029      (7,479) 1988

Martinsburg
 Martinsburg,WV   7,802    39,917    47,719      (8,757) 1991

Bradley Square
 Cleveland, TN    6,839    32,036    38,875      (7,418) 1991

Mt. Berry
 Square
 Rome, GA         6,236    41,120    47,356      (9,072) 1991

Oak Ridge
 Oak Ridge, TN    9,163    36,505    45,668     (13,161)               1989

Wyoming Valley
 Wilkes-Barre,
  PA              6,834    52,634    59,468     (12,504)               1995

Middletown
 Fairmont, WV     1,616    10,368    11,984      (5,259)               1995

Pasquerilla
 Plaza
 Johnstown, PA    3,292    23,510    26,802      (6,081) 1989

Westgate Anchor
 Pad
 Bethlehem, PA              3,219     3,219        (838)               1988

Total          $120,999  $798,470  $919,469   $(259,099)

See following page for note referenced (A) to (H).




Schedule III
CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1996
(Dollars in Thousands)


 Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

 Base Building                                 45 years
 Building Components                           10 - 20 years
 Tenant Improvements                           Terms of Leases or useful lives,
                                               whichever is shorter

 The aggregate cost for Federal income tax purposes was approximately
 $881 million at December 31, 1996.

 The changes in total real estate assets and accumulated depreciation and amortization for the year ended January 31, 1993, the periods
 February 1, 1993 to August 16, 1993, and August 17, 1993 to December 31,
 1993, and the years ended December 31, 1994, 1995, and 1996 are as follows:


                                           Total Real Estate Assets

                                            Years ended December 31,
                                       1996            1995            1994
Balance, beginning of period     $   880,279     $   799,090     $   779,184
Additions and Improvements            50,245          46,916          39,809
Acquisitions                                          70,180
Adjustment to carrying value                         (35,000)
Cost of real estate sold              (9,612)           (907)        (19,903)
Other writeoffs                       (1,443)
Balance, end of period           $   919,469     $   880,279     $   799,090


                                   August 17 to    February 1 to    Year Ended
                                   December 31,     August 16,      January 31,
                                       1993            1993            1993

Balance, beginning of period     $   767,036     $   762,186     $   746,185
Additions and Improvements            12,148           8,974          16,001
Acquisitions
Adjustment to carrying value
Cost of real estate sold                              (4,124)
Other writeoffs
Balance, end of period           $   779,184     $   767,036     $   762,186


                                   Accumulated Depreciation & Amortization


                                             Years ended December 31,
                                       1996            1995            1994

Balance, beginning of period     $   232,771     $   190,379     $   173,930
Depreciation and amortization         30,503          29,546          24,816
Acquisitions                                          12,846
Cost of real estate sold              (2,216)                         (8,367)
Other writeoffs                       (1,959)
Balance, end of period           $   259,099     $   232,771     $   190,379


                                   August 17 to    February 1 to    Year Ended
                                   December 31,    August 16,       January 31,
                                       1993            1993            1993

Balance, beginning of period     $   165,183     $   154,480     $   131,999
Depreciation and amortization          8,747          12,119          22,481
Acquisitions
Cost of real estate sold                              (1,416)
Other writeoffs
Balance, end of period           $   173,930     $   165,183     $   154,480

(A)    Includes $1,250 secured only by a bank letter of credit.
(B)    Includes $30,000 secured only by assignment of leases.
(C)    Improvements are reported net of dispositions.
(D) Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
(E) Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(F) Fourteen malls in the Financing Partnership are cross-defaulted and cross-collateralized.
(G)   Capital City Mall and Schuylkill Mall are cross-defaulted.
(H) Three income-producing properties are cross-collateralized and cross-defaulted. In addition, the Company's joint venture interest in Palmer
      Park Mall is pledged as additional collateral in respect of these loans.



Schedule IV

CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)

                                                                       Balance
                                Balance at      Additions              at
                                January 1,   Charged                   December
                                             to               Deduct-  31,
      Description               1996         Expense  Other   ions     1996

Allowance for doubtful accounts $  919       $1,084  $        $ (961) $1,042

Reserve for uninsured risks      3,608        2,056           (1,169)  4,495


Exhitibt 23

ARTHUR ANDERSEN LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 18, 1997, included in this Crown American Realty Trust 1996 Form 10-K, into Crown American Realty Trust's previously filed Registration Statements on Form S-3 dated August 18, 1994 and Form S-3 dated
May 4, 1995.

Washington, D.C.
February 28, 1997

Exhibit  24

POWER OF ATTORNEY


		KNOW ALL MEN BY THESE PRESENTS, that Clifford A. Barton, Trustee of Crown
American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31,
1996, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



 Date		2/19/97                               /s/ Clifford A. Barton
			                                        	(Name) Clifford A. Barton

                                    								Title: Trustee


POWER OF ATTORNEY



		KNOW ALL MEN BY THESE PRESENTS, that Donald F. Mazziotti, Trustee of Crown
American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



Date	  2/19/97                         					/s/ Donald F. Mazziotti
                                            (Name) Donald F. Mazziotti

                                     							Title: Trustee

POWER OF ATTORNEY



		KNOW ALL MEN BY THESE PRESENTS, that Zachary L. Solomon, Trustee of Crown
American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31,
1996, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and per-
form each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his sub-
stitute or substitutes, may lawfully do or cause to be done by virtue thereof.



Date	 2/19/97                                /s/ Zachary L. Solomon
				                                         (Name) Zachary L. Solomon

                                     								Title: Trustee



POWER OF ATTORNEY


		KNOW ALL MEN BY THESE PRESENTS, that Margaret T. Monaco, Trustee of Crown
American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for her and in her name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31,
1996, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes ass he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.




Date		2/19/97                                /s/ Margaret t. Monaco
					                                       (Name) Margaret T. Monaco

                                    								Title: Trustee

Exhibit 10.19

CROWN AMERICAN PROPERTIES, L.P.

SAVINGS RESTORATION PLAN

Effective January 1, 1997

TABLE OF CONTENTS


                                                              	Page

ARTICLE I	TITLE AND EFFECTIVE DATE		                             1

	Section 1.01	Title		                                            1
	Section 1.02	Effective Date		                                   1
	Section 1.03	Application of this Plan		                         1


ARTICLE II	DEFINITIONS		                                         2

	Section 2.01	Definitions		                                      2


ARTICLE III	ELIGIBILITY AND PARTICIPATION		                      5

	Section 3.01	Eligibility		                                      5
	Section 3.02	Participation		                                    5


ARTICLE IV	DEFERRED COMPENSATION CREDITS		                       6

	Section 4.01	Deferred Compensation		                            6
	Section 4.02	Deferral Agreement		                               6
	Section 4.03	No Deferral Without Agreement		                    6
	Section 4.04	Duration of Deferral Agreement		                   6
	Section 4.05	Change of Deferrals		                              6
	Section 4.06	Exception	                                        	7


ARTICLE V	RESTORATION ACCOUNT		                                  8

	Section 5.01	Restoration Account		                              8
	Section 5.02	Earnings and Losses	                              	8
	Section 5.03	Deemed Investment Options	                        	8
	Section 5.04	Election of Deemed Investment Options		            8


ARTICLE VI	DISTRIBUTIONS	                                      	10

	Section 6.01	Distribution of Restoration Account
		  to Participant		                                            10
	Section 6.02	Distribution of Restoration Account
		  to Beneficiary		                                            10
	Section 6.03	Vesting of Deferred Compensation		                10
	Section 6.04	Amount of Deferred Payment		                      11
	Section 6.05	Loans	                                           	11
 	Section 6.06	Automatic Cashout		                              11
	Section 6.07	Withholding for Taxes		                           11

ARTICLE VII	BENEFICIARY		                                       12

	Section 7.01	Beneficiary Designation	                         	12
	Section 7.02	Proper Beneficiary		                              12
	Section 7.03	Minor or Incompetent Participant
		  or Beneficiary	                                            	12


ARTICLE VIII	ADMINISTRATION OF THE PLAN		                       13

	Section 8.01	Plan Administrator and Agents	                   	13
	Section 8.02	Rules, Regulations, and Plan
		  Interpretation	                                            	13
	Section 8.03	Certificates and Reports		                        13
	Section 8.04	Costs		                                           13


ARTICLE IX	CLAIMS PROCEDURE	                                   	14

	Section 9.01	Written Claim	                                   	14
	Section 9.02	Denied Claim		                                    14
	Section 9.03	Review Procedure		                                14
	Section 9.04	Plan Administrator Review		                       14
	Section 9.05	Claims Procedure Mandatory and Binding	          	15


ARTICLE X	NATURE OF OBLIGATION	                                	16

	Section 10.01	Obligation		                                     16
	Section 10.02	Creditor Status		                                16


ARTICLE XI	MISCELLANEOUS		                                      17

	Section 11.01	Written Notice	                                 	17
	Section 11.02	Merger or Consolidation		                        17
	Section 11.03	Amendment and Termination		                      17
	Section 11.04	Non-alienation 	                                	17
	Section 11.05	Construction	                                   	17
	Section 11.06	Gender and Number	                              	17
	Section 11.07	No Employment Rights 	                          	17
	Section 11.08	Illegal or Invalid Provision	                   	18

CROWN AMERICAN PROPERTIES, L.P.

SAVINGS RESTORATION PLAN

	The purpose of the Crown American Properties, L.P. Savings Restoration Plan
(the "Plan") is to permit a select group of management or highly compensated employees to defer current compensation which cannot be deferred under the
Crown American Properties, L.P. Retirement Savings Plan (the "401(k) Plan").

	This Plan is primarily designed to provide compensation deferral opportunities which are lost because of the following limitations imposed on the 401(k) Plan:

	(1)	The Code Section 402(g) limits which restrict the amount of Elective
Deferral Contributions under the 401(k) Plan (e.g., $9,500 for 1997).

	(2)	The Code Section 401(a)(17) limits which specify a maximum amount of compensation that can be taken into account for purposes of determining contributions under the 401(k) Plan (e.g., $160,000 for 1997).

	(3)	Limitations imposed by the non-discrimination requirements of Code Section
401(k) (the ADP test).

	(4)	The Code Section 415 limits which restrict the amount of Elective Deferral
Contributions and other Contributions which can be allocated to a participant's account under the 401(k) Plan.


ARTICLE I


TITLE AND EFFECTIVE DATE


	Section 1.01 - Title. This Plan shall be known as the Crown American Properties, L.P. Savings Restoration Plan.

	Section 1.02 - Effective Date.  The original effective date of this Plan shall be January 1, 1997.

	Section 1.03 - Application of this Plan. The Plan set forth herein is generally effective as of January 1, 1997 for participants selected by the Plan Administrator to participate herein.


ARTICLE II

DEFINITIONS


	Section 2.01 - Definitions.  As used herein, the following words and phrases shall have the meanings specified below unless a different meaning is clearly required by the context:

	(a)	"Beneficiary" shall mean the person or persons, natural or legal, designated in writing by the Participant in accordance with Article VII to receive any benefits under the Plan which may become payable in the event of the Participant's death, or if none is designated or surviving at the time of the Participant's death, the Participant's beneficiary under the 401(k) Plan.

	(b)	"Board" shall mean the Board of Trustees of Crown American Realty
Trust, the sole general partner of Crown American Properties, L.P.

	(c)	"Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

	(d)	"Code Limits" shall mean the limitation on Elective Deferral
Contributions for a Plan Year because of Code Sections 401(k),
401(a)(17), 402(g), or 415.

	(e)	"Compensation" shall mean the Participant's compensation from Crown
American Properties, L.P. which is used for purposes of determining a
Participant's contributions to the 401(k) Plan, as increased by Deferred
Compensation, and determined without regard to any maximum
limitations imposed under Code Section 401(a)(17).

	(f)	"Deferral Agreement" shall mean the written form provided by the Plan
Administrator or his delegate which the Participant files with the Plan
Administrator before the relevant Election Date to indicate the portion of the Participant's Compensation to be deferred in accordance with the terms of the Plan.  No Deferral Agreement shall be effective until it is received and acknowledged by the Plan Administrator or his delegate.

	(g)	"Deferred Compensation" shall mean the portion of a Participant's
Compensation for a Plan Year that has been deferred according to the Participant's Deferral Agreement and the provisions of the Plan.

	(h)	"Election Date" shall mean the date by which a Participant must file a valid Deferral Agreement with the Plan Administrator or his delegate in order to defer future Compensation.  The applicable Election Date for a
Plan Year is as follows:  (1) 30 days after the employee is notified of his status as an Executive pursuant to Section 3.01 if not an Executive on the first day of the Plan Year, or (2) December 31 of the preceding Plan
Year if (1) above does not apply.

 	(i)	"Elective Deferral Contributions" shall mean the Elective Deferral
Contributions made on behalf of an Executive under, and as defined in, the 401(k) Plan.

	(j)	"Eligible Executive" shall mean an Executive who as of January 1 of a
Plan Year (or as of the later Election Date for a Plan Year in which an employee becomes an Executive after January 1 of a Plan Year) is not yet eligible to participate in the 401(k) Plan or has elected a percentage of Elective Deferral Contributions which constitutes the Maximum
Elective Deferral Percentage.

	(k)	"ERISA" shall mean the Employee Retirement Income Security Act of
1974, as amended from time to time.

	(l)	"Executive" shall mean any common law employee of Crown American
Properties, L.P. who is a Highly Compensated Employee. Each Executive shall be notified by the Plan Administrator or his delegate in writing of such classification.

	(m)	"401(k) Plan" shall mean the Crown American Properties, L.P.
Retirement Savings Plan.

	(n)	"Highly Compensated Employee" shall mean an employee who is a highly compensated employee within the meaning of Code Section
414(q); provided, however, that (i) the definition of comepnsation which shall be used shall be the definition of "Compensation" which is set forth in paragraph (e) above (i.e., prior to any deferrals under the Plan or the 401(k) Plan); and (ii) to the extent permitted under Code Section 414(q), the Board in its discretion may condition classification as a Highly Compensated Employee upon the employee's inclusion in the top twenty percent (20%) of employees ranked on the basis of compensation.

	(o)	"Maximum Elective Deferral Amount" shall mean the maximum dollar amount of Elective Deferral Contributions permitted to be credited to a Participant's account under the 401(k) Plan for the Plan Year by a Code
Limit applicable to Elective Deferral Contributions or other applicable law.

	(p)	"Maximum Elective Deferral Percentage" shall mean the maximum percentage of Elective Deferral Contributions permitted to be made by a highly compensated employee (as defined under Code Section 414(q)) under the 401(k) Plan for each pay period in a Plan Year (such maximum percentage shall be established for a Plan Year prior to the first day of such Plan Year).

	(q)	"Participant" shall mean an Executive or former Executive with a
Restoration Account.

	(r)	"Plan" shall mean the Crown American Properties, L.P. Savings
Restoration Plan, effective January 1, 1997, as set forth herein and as it may be subsequently amended from time to time.

 	(s)	"Plan Administrator" shall mean the Director of Human Resources of
Crown American Properties, L.P., who shall manage and administer the Plan.

	(t)	"Plan Year" shall mean each calendar year beginning on or after
January 1, 1997.

	(u)	"Restoration Account" shall mean the bookkeeping account established for a Participant on the books and records of Crown American
Properties, L.P. to reflect the amounts credited to the Participant and adjustments thereto under the various provisions of the Plan.  The use of the term "Restoration Account" shall not under any circumstances mean that a Participant or Beneficiary, or the Participant's estate, shall have title to any specific assets of Crown American Properties, L.P.


ARTICLE III

ELIGIBILITY AND PARTICIPATION


	Section 3.01 - Eligibility. An employee who is classified as an Executive shall receive written notice of the date as of which such classification is effective and shall submit such information and execute such documents as may be required by the Plan Administrator or his delegate for participation in the Plan. An employee who ceases to be classified as an Executive shall be given notice of that fact by the Plan Administrator or his delegate.

	Section 3.02 - Participation. An Eligible Executive shall be eligible to become a Participant as of the first Election Date applicable to the Eligible Executive, but Compensation may be deferred only if the requirements of Article IV are satisfied. Participation shall continue until the Participant's Restoration Account has been fully distributed or forfeited.


ARTICLE IV

DEFERRED COMPENSATION CREDITS


	Section 4.01 - Deferred Compensation.  Each Participant during such time as he is an Eligible Executive may have Compensation for a pay period deferred as provided in the Deferral Agreement, but not for any pay period during a Plan
Year following the effective date of the Participant's voluntary election under the 401(k) Plan of a percentage of Elective Deferral Contributions which is less than the Maximum Elective Deferral Percentage, unless the Maximum
Elective Deferral Amount for the Plan Year has previously been credited to the Participant's account under the 401(k) Plan.  The percentage of
Compensation to be deferred under the Plan shall be the percentage of
Compensation designated by the Participant (such percentage must be a whole number), less the percentage of Compensation represented by the dollars of
Elective Deferral Contributions for such pay period.

	Section 4.02 - Deferral Agreement.  In order to defer Compensation pursuant to
Section 4.01, a Participant must submit a written Deferral Agreement to the
Plan Administrator or his delegate on or before the applicable Election Date.
Valid Deferral Agreements filed by the applicable Election Date as defined in
Section 2.01(h)(1) shall apply to Compensation earned after the Election Date.
Valid Deferral Agreements filed by the applicable Election Date as defined in
Section 2.01(h)(2) shall apply to Compensation earned on or after January 1 of the Plan Year beginning after the Election Date.  Notwithstanding anything to the contrary herein, no Deferral Agreement shall be effective for a
Participant who has made a hardship withdrawal from the 401(k) Plan (a) for a period of 12 months from the date of such hardship withdrawal, if the hardship withdrawal has been made in reliance on Treasury Regulation 1.401(k)-1(d)(2)
(iv)(B) and the Deferred Compensation would constitute an employee elective contribution or employee contribution under an employer plan within the meaning of Treasury Regulation 1.401(k)-1(d)(2)(iv)(B)(4) or any successor regulation, or (b) for such other period as required for suspension of Deferred
Compensation pursuant to the provisions of the 401(k) Plan.

	Section 4.03 - No Deferral Without Agreement. A Participant who has not submitted a valid Deferral Agreement to the Plan Administrator or his delegate on or before the relevant Election Date may not defer any Compensation for the applicable Plan Year under this Plan.

	Section 4.04 - Duration of Deferral Agreement.  Deferral Agreements remain in effect until revoked or modified by the filing of a new Deferral Agreement in accordance with Section 4.05, except that a Deferral Agreement shall become void for a Plan Year with respect to which the Participant is not an Eligible
Executive.

	Section 4.05 - Change of Deferrals.  A new Deferral Agreement must be filed by the Election Date as defined in Section 2.01(h)(2) if the Participant wishes to increase or decrease (including to zero) the amount of Deferred Compensation.
Any Deferral Agreement which changes the amount of Deferred Compensation will become effective with respect to Compensation earned on and after January 1 of the Plan Year beginning after the Election Date, except that such Deferral

Agreement shall be void if the Participant is not an Eligible Executive on January 1 of such Plan Year.

 	Section 4.06 - Exception.  Notwithstanding the foregoing, in no event shall amounts corrected as a result of the application of the discrimination tests under Code Section 401(k) (the ADP test) to the 401(k) Plan be treated as
Deferred Compensation under the Plan.


ARTICLE V

RESTORATION ACCOUNT


	Section 5.01 - Restoration Account. The Plan Administrator shall cause a Restoration Account to be established and maintained on the books of Crown American Properties, L.P. for each Participant. Such account shall be credited with the dollar amount of the Participant's Deferred Compensation as of the date on which such amounts would have been credited to the Participant's account under the 401(k) Plan if treated as Elective Deferral Contributions. Separate sub-accounts within the Restoration Account may be maintained at the discretion of the Plan Administrator.

	Section 5.02 - Earnings and Losses. The amount in the Participant's Restoration Account shall be adjusted each business day to reflect net earnings, gains, or losses for such business day. The adjustment for earnings, gains, and losses for each business day shall be equal to the total amount determined by multiplying the rate earned (positive or negative) by each deemed investment option available under Section 5.03 (taking into account earnings distributed and appreciation (gains) or depreciation (losses) in the value of such options) for each business day by the portion of the balance in the Participant's Restoration Account which is deemed to be invested in such option pursuant to Section 5.04.

	Section 5.03 - Deemed Investment Options. The Plan Administrator shall establish the deemed investment options which may be elected by Participants pursuant to Section 5.04. The Plan Administrator may change such deemed investment options from time to time; provided, however, that any such options which are added shall be made available and communicated to all Participants on a uniform basis.

	Section 5.04 - Election of Deemed Investment Options.

	(a)	The Participant shall designate, in the manner established by the Plan
Administrator, the percentage, in one percent (1%) multiples (or such other percentage as is permitted from time to time by the Plan
Administrator), of the Deferred Compensation that is to be deemed to be invested in the available investment options under Section 5.03.  Said designation shall remain in effect and apply to all subsequent Deferred
Compensation until changed as provided below.

	(b)	A Participant may elect to change, as of any business day, the deemed investment election under paragraph (a) above with respect to future
Deferred Compensation among one or more of the options then available by giving notice in the manner established by the Plan Administrator.
Such change shall be effective for any amounts thereafter credited to the Participant's Restoration Account, until another change is made in accordance with this paragraph (b).

	(c)	A Participant may elect to reallocate the then-current balance of the
Restoration Account, subject to any limitations imposed by the Plan
Administrator or his delegate, as of any business day, in one percent
(1%) multiples (or such other percentage as permitted from time to time by the Plan Administrator) among the deemed investment options then available.  A Participant may make such an election by giving notice in the manner established by the Plan Administrator.

	(d)	The election among the deemed investment options provided above shall be the sole responsibility of each Participant.  Crown American
Properties, L.P., Executives, and the Plan Administrator are not
authorized to make any recommendation to any Participant with respect to such election.  Each Participant assumes all risk in connection with any election of deemed investment options and the adjustment to the value of his Restoration Account as the result of changes to the value of such options.  Neither the Plan Administrator nor Crown American
Properties, L.P. in any way guarantees against loss or depreciation with respect to a Restoration Account.

	(e)	All payments from the Plan shall be recorded as having been made proportionately from each available investment option in which the Participant's Restoration Account (or of the applicable subaccount) is deemed to be invested.


ARTICLE VI

DISTRIBUTIONS


	Section 6.01 - Distribution of Restoration Account to Participant.

	(a)	Distribution of the balance of a Participant's Restoration Account for a
Plan Year, determined pursuant to Sections 6.03 and 6.04, shall be made in a lump sum; provided, however, that payment may be made in annual installments for a period of three (3) years or five (5) years, if the
Deferral Agreement so provides.  The first payment to the Participant under the Plan shall commence at the same time that payment is made to the Participant from the 401(k) Plan following the Participant's termination of employment with Crown American Properties, L.P. and all affiliates.  For this purpose, termination of employment includes voluntary or involuntary termination of employment for any reason other than death, including disability, and shall be the date reflected on the records of Crown American Properties, L.P. or an affiliate as of the
Participant's termination date.

	(b)	Not later than the last day of the Plan Year which is two (2) years prior to the year in which the distribution is to be made or is to begin, an
Executive may change the payment form which he has previously elected (e.g., to change the form of payment with respect to an amount to be paid in 1999, the Participant can make an election up to
December 31, 1997).  The form of payment cannot be changed after installment payments have begun.

	Section 6.02 - Distribution of Restoration Account to Beneficiary.

	(a)	In the event of the Participant's death prior to commencement of installment or lump sum payments due under the Plan, the first installment or lump sum payment to the Beneficiary shall be made on the first day of the month which is at least ninety (90) days after the date of the Participant's death and shall be paid in the same form of payment as would have been applicable to the Participant had the Participant survived.

	(b)	In the event of the Participant's death after commencement of installment payments to the Participant but prior to full payment of the installments due, the remaining installments due under the Plan in respect of the Participant shall continue to the Beneficiary on the same basis as they would have been paid to the Participant. The first payment to the Beneficiary shall be made on the later of the date payment would otherwise be made or the last day of the second month following the month in which the Participant's death occurs and shall include all payments due to the Beneficiary following death and prior to the first payment.

	Section 6.03 - Vesting of Deferred Compensation.  Subject to Section 10.02,
the Participant shall at all times be fully vested and have a nonforfeitable interest in his Restoration Account.

 	Section 6.04 - Amount of Deferred Payment.  If a lump sum payment is elected for distribution of a Participant's Restoration Account, such payment shall be based on the value of the Participant's Restoration Account on the last business day prior to the date the lump sum payment is to be made.  If annual installments are elected as the payment method, the amount of the first installment shall be calculated by dividing the lump sum value of the
Participant's Restoration Account, as determined above, by the number of installments to be paid.  Each later installment shall be determined on the same basis as the first installment except that the value shall be divided by the number of installments remaining to be paid.  Amounts held pending distribution from the Plan shall continue to be credited with earnings, gains, or losses pursuant to Section 5.02.

	Section 6.05 - Loans. No loans to Participants of amounts credited to a Participant's Restoration Account shall be permitted.

	Section 6.06 - Automatic Cashout. The Plan is intended to constitute an unfunded plan for tax purposes and for purposes of Title I of ERISA and is intended to be maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees of Crown American Properties, L.P. and to qualify for the exclusions from Title
I of ERISA which are provided for in Sections 201(2), 301(a)(3), and 401(a)
(1) of ERISA. Notwithstanding any provision in this Plan to the contrary, in the event that the Department of Labor, or any other regulatory body, issues final regulations which provide, or a court issues a final determination, that the Plan does not qualify for any of such exclusions under the Code or ERISA, the Plan Administrator or the Board may revoke the approval of all or some employees as Executives for the current or future Plan Years, and the Plan Administrator or the Board may take such other action as he or it determines to be appropriate in order for the Plan to qualify for such exclusions. In addition, Participants who are determined not to be Executives because of this Section 6.06 shall have the balance in their Restoration Account distributed in a single lump sum as soon as practicable after it is determined that they are no longer Executives, and such Participants'
Deferral Agreements shall be void and of no further effect. Crown American Properties, L.P., the Plan Administrator, and the Board shall have no liability to any Participant who receives a distribution from the Plan or whose participation is otherwise affected by reason of this Section 6.06.

	Section 6.07 - Withholding for Taxes. All Deferred Compensation shall be subject to Federal income, FICA, and other tax withholding as required by applicable law. At the time that tax withholding is required, if an amount is payable under the Plan to the Participant the amount of the required tax withholding shall be withheld from and reduce such payment. If, however, an amount is not then payable or the amount payable under the Plan to the Participant is less than the required withholding, the Participant shall pay, by check or money order payable to Crown American Properties, L.P., not later than the date such withholding is required, the amount of the required tax withholding or, at the sole election of Crown American Properties, L.P., the amount of required tax withholding shall be withheld from other compensation or amounts payable to the Participant. The Participant shall hold Crown
American Properties, L.P. harmless from any liability for acting to satisfy the withholding obligation in this manner.

ARTICLE VII

BENEFICIARY


	Section 7.01 - Beneficiary Designation.  A Participant may file with the Plan
Administrator or his delegate a completed Designation of Beneficiary Form provided by the Plan Administrator or his delegate.  Such designation may be made, revoked, or changed by the Participant at any time before death or receipt of the balance of the Restoration Account, but such designation will not be effective and will not supersede all prior designations until it is received and acknowledged by the Plan Administrator or his delegate.

	Section 7.02 - Proper Beneficiary.  If the Plan Administrator has any doubt as to the proper Beneficiary to receive payments hereunder, the Plan
Administrator shall have the right to withhold such payments until the matter is finally adjudicated.  However, any payment made in good faith shall fully discharge the Plan Administrator, Crown American Properties, L.P., the Plan,
and the Board from all further obligations with respect to that payment.

	Section 7.03 - Minor or Incompetent Participant or Beneficiary.  If the Plan
Administrator determines that any Participant or Beneficiary entitled to a payment under the Plan is a minor or incompetent by reason of physical or mental disability, he may in his sole discretion cause any payment thereafter becoming due to such person to be made to any other person for his benefit, without responsibility to follow application of amounts so paid.  Payments made pursuant to this provision shall completely discharge Crown American
Properties, L.P., the Plan, the Plan Administrator, and the Board.



ARTICLE VIII

ADMINISTRATION OF THE PLAN


	Section 8.01 - Plan Administrator and Agents. Full power and authority to administer the Plan shall be vested in the Plan Administrator. The Plan Administrator may also employ such agents as he deems appropriate to assist him with the administration of the Plan.

	Section 8.02 - Rules, Regulations, and Plan Interpretation. The Plan Administrator shall, from time to time, establish rules, forms, and procedures of general application for the administration of the Plan. The Plan Administrator shall have the full power and authority to construe and interpret the Plan, make all determinations of Deferred Compensation under the Plan, and determine all facts and other issues relating to claims and appeals under the Plan. Any determination or action of the Plan Administrator or the Board and the records of the Plan Administrator shall be final, conclusive, and binding on all Participants and Beneficiaries, and their beneficiaries, heirs, personal representatives, executors, and administrators, and upon Crown American Properties, L.P. and all other persons having or claiming to have any right or interest in or under the Plan. No Participant shall participate in any decision of the Board or the Plan Administrator which directly or indirectly affects the Participant's Deferred Compensation or Restoration Account.

	Section 8.03 - Certificates and Reports. The Plan Administrator and the officers and directors of Crown American Properties, L.P. shall be entitled to rely on all certificates and reports made by any accountants, and on all opinions given by legal counsel.

	Section 8.04 - Costs.  The costs and expenses involved in the administration of the Plan shall be borne by Crown American Properties, L.P.


ARTICLE IX

CLAIMS PROCEDURE


	Section 9.01 - Written Claim.  The value of a Participant's Restoration Account shall be paid in accordance with the provisions of the Plan.  In the event of a claim by a Participant or a Participant's Beneficiary for or in respect of any benefit under the Plan or the method of payment thereof, such Participant or Beneficiary shall present the reason for his claim in writing to the Plan
Administrator, addressed to the principal place of business of Crown American
Properties, L.P. or such other person or entity designated by the Plan
Administrator.

	Section 9.02 - Denied Claim.  The Plan Administrator shall, within ninety (90)
days after the receipt of such written claim, send written notification to the
Participant or Beneficiary as to the claim's disposition, unless special circumstances require an extension of time for processing the claim.  If such an extension of time for processing is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial ninety (90) day period.  In no event shall such extension exceed a period of ninety (90) days from the end of such initial period.  The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render the final decision.  In the event the claim is wholly or partially denied, the written notification shall (i) state the specific reason or reasons for the denial, (ii) include specific references to pertinent Plan provisions on which the denial is based, (iii) provide an explanation of any additional material or information necessary for the Participant or Beneficiary to perfect the claim and a statement of why such material or information is necessary, and (iv) set forth the procedure by which the Participant or
Beneficiary may appeal the denial of the claim.  If the claim has not been granted and notice is not furnished within the time period specified in the preceding paragraph, the claim shall be deemed to be denied for the purpose of proceeding to appeal in accordance with Section 9.03.

	Section 9.03 - Review Procedure.  In the event a Participant or Beneficiary wishes to appeal the denial of his claim, he may request a review of such denial by making written application to the Plan Administrator, addressed to the principal place of business of Crown American Properties, L.P., or such other person or entity designated by the Plan Administrator, within sixty (60) days after receipt of the written notice of denial (or the date on which such claim is deemed denied if written notice is not received within the applicable time period specified in Section 9.02).  Such Participant or
Beneficiary (or his duly authorized representative) may, upon written request to the Plan Administrator, review documents which are pertinent to such claim, and submit in writing issues and comments in support of his position.

	Section 9.04 - Plan Administrator Review.  Within sixty (60) days after receipt of the written appeal (unless an extension of time is necessary due to special circumstances or is agreed to by the parties, but in no event more than one hundred and twenty (120) days after such receipt), the Plan Administrator shall notify the Participant or Beneficiary of his final decision.  Such final decision shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific references to the pertinent Plan provisions on which the decision is based.  If an extension of time for review is required because of special circumstances, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension.  If the claim has not been granted and written notice is not provided within the time period specified above, the appeal shall be deemed to be denied.

	Section 9.05 - Claims Procedure Mandatory and Binding.  If a Participant or
Beneficiary does not follow the procedures set forth above, he shall be deemed to have waived his right to appeal benefit determinations under the Plan.  In addition, the decisions, actions, and records of the Plan Administrator shall be conclusive and binding upon Crown American Properties, L.P. and all persons having or claiming to have any right or interest in or under the Plan.


ARTICLE X

NATURE OF OBLIGATION


	Section 10.01 - Obligation. The Plan constitutes only a promise by Crown American Properties, L.P. to make benefit payments in the future, and its obligations under the Plan shall be unfunded and unsecured promises to pay.
Crown American Properties, L.P. shall not be obligated under any circumstance to fund its financial obligations under the Plan. It may, in its discretion, set aside funds in a trust or other vehicle, subject to the claims of its creditors, in order to assist it in meeting its obligations under the Plan, if such arrangement will not cause the Plan to be considered a funded deferred compensation plan under ERISA or the Code.

	Section 10.02 - Creditor Status.  Crown American Properties, L.P. and the Plan
do not give the Participant any beneficial ownership interest in any asset of
Crown American Properties, L.P.  The Participants and their Beneficiaries shall have the status of, and their rights to receive payment from a Restoration
Account shall be no greater than the rights of, general unsecured creditors of
Crown American Properties, L.P.

ARTICLE XI

MISCELLANEOUS


	Section 11.01 - Written Notice.  Any notice to the Plan Administrator which shall be or may be given under the Plan and Deferral Agreements shall be in writing and delivered to the Plan Administrator or his delegate.  Notice to a
Participant shall be addressed to the address shown on such Participant's
Deferral Agreement.  Any party may, from time to time, change the address to which notices shall be mailed by giving written notice of such new address to the other party.

	Section 11.02 - Merger or Consolidation.  All obligations for amounts vested but not yet paid under the Plan shall survive any merger, consolidation, or sale of substantially all of the Crown American Properties, L.P. assets to any entity, and be the liability of the successor to the merger or consolidation or the purchaser of assets, unless otherwise agreed by the parties thereto.

	Section 11.03 - Amendment and Termination.  The Board, in its sole discretion, may amend, modify, or terminate the Plan at any time and from time to time, provided that no such amendment, modification, or termination shall reduce the
Participant's or Beneficiary's vested interest in the Restoration Account as of the day before any such amendment, modification, or termination, unless consented to by the affected Participant or by the Beneficiary if the
Participant is deceased.

	Section 11.04 - Non-alienation.  Except as may be required by law, neither the
Participant nor any Beneficiary shall have the right to, directly or indirectly, alienate, assign, transfer, pledge, anticipate, or encumber (except by reason of death) any amount that is or may be payable hereunder, including in respect of any liability of a Participant or Beneficiary for alimony or other payments for the support of a spouse, former spouse, child, or other dependent, prior to actually being received by the Participant or Beneficiary hereunder, nor shall the Participant's or Beneficiary's rights to benefit payments under the
Plan be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the
Participant or Beneficiary or to the debts, contracts, liabilities, engagements, or torts of any Participant or Beneficiary, or transfer by operation of law in the event of bankruptcy or insolvency of the Participant or any
Beneficiary, or any legal process.

	Section 11.05 - Construction.  The provisions of the Plan shall be construed, administered, and governed by the laws of the Commonwealth of Pennsylvania, including its statute of limitations provisions, to the extent not preempted by ERISA or other applicable Federal law.  Titles of Articles and Sections of the Plan are for convenience of reference only and are not to be taken into account when construing and interpreting the provisions of the Plan.

	Section 11.06 - Gender and Number. The masculine pronoun whenever used in the Plan shall include the feminine and vice versa. The singular shall include the plural and the plural shall include the singular whenever used herein unless the context requires otherwise.

	Section 11.07 - No Employment Rights.  Neither the adoption of the Plan nor any provision of the Plan shall be construed as a contract of employment between
Crown American Properties, L.P. and any Executive or Participant, or as a
guarantee or right of any Executive or Participant to future or continued
employment with Crown American Properties, L.P., or as a limitation on the right of Crown American Properties, L.P. to discharge any of its employees with or without cause.  Specifically, classification as an Executive or a
Participant does not create any rights, and no rights are created under the
Plan, with respect to continued or future employment or conditions of employment.

	Section 11.08 - Illegal or Invalid Provision.  In case any provision of the
Plan shall be held illegal or invalid for any reason, such illegal or invalid provision shall not affect the remaining parts of the Plan, but the Plan shall be construed and enforced without regard to such illegal or invalid provision.


	IN WITNESS WHEREOF, Crown American Properties, L.P. has caused this Plan to be executed and attested to this ______ day of December, 1996.

			CROWN AMERICAN PROPERTIES, L.P.
			by Its Sole General Partner
ATTEST:			CROWN AMERICAN REALTY TRUST


___________________________	By_____________________________
       Secretary
			Title__________________________

[Seal]

Exhibit 99(a)

NEWS FROM:

C R O W N   A M E R I C A N   R E A L T Y   T R U S T

CONTACT:		Media:	   	Christine Menna	814-536-9520
       			Investors:	Frank Pasquerilla	814-535-9347
					                Mark Pasquerilla	814-535-9364
          Internet:	 http://www.crownam.com

IMMEDIATE RELEASE: 		Thursday, February 20, 1997


CROWN AMERICAN REALTY TRUST
ANNOUNCES FOURTH QUARTER RESULTS AND 1996 RESULTS;
DECLARES QUARTERLY DIVIDEND

	Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the fourth quarter and for the twelve months ended December 31, 1996.
The Board of Trustees also declared a regular fourth quarter dividend.


"In 1996 the revolution in specialty retailing presented a major challenge which we were able to work through and still exceed consensus FFO estimates. We continue to lay the foundation which will lead to future long-term growth of our portfolio," said Crown American President, Mark E. Pasquerilla. "In
1996, several significant, encouraging trends occurred in our shopping malls:
Average base rents for mall shop tenants increased for the 13th consecutive quarter, rising 5 percent to $15.85 per square foot at year end. Comparable mall shop sales showed significant growth in 1996, ending the year at $217 per square foot, up over 5 percent from $206 per square foot in 1995. This is considerably higher than the 2.9 percent increase reported by the International Council of Shopping Centers earlier this month. Another positive trend is that tenant occupancy cost as a percentage of their sales was 10.6 percent, the lowest level since our IPO in 1993 which is a positive indicator of the affordability of our malls for specialty retailers. Mall shop tenant allowances per square foot on leases signed in 1996 declined by 13 percent to $12.73 compared to 1995 and are 28 percent lower than 1994.

"While there were positive operating trends in the portfolio, the consolidation and rationalization in mall specialty retailing hampered our growth in 1996, with higher than expected mall shop closings and a slowing of new lease signings, both of which contributed to the drop in occupancy in 1996. We expect this occupancy trend to reverse by year end 1997 as the weak tenant fallout appears to be largely behind us, and based on encouraging leasing activity during the last six months. Accordingly, we expect 1997 year end mall shop occupancy to improve to approximately 78 to 80 percent, although occupancy may drop below 76 percent in the first two quarters, historically our lowest quarters of mall shop occupancy.

Financial Information - Fourth Quarter

For the quarter ended December 31, 1996, the Company's 74.5 percentage share of total Funds from Operations ("FFO") was $10.3 million, or $0.37 per share, compared to $10.6 million, or $0.39 per share, in the same quarter of 1995. Higher seasonal leasing income, higher average rental rates, and higher lease buyout income in the current quarter were offset by higher interest costs, lower gain on land sales, lower business interruption insurance income, and lower mall shop occupancy compared to 1995. The mall shop occupancy decline was concen-trated among poorer performing tenants with low sales productivity. Fourth quarter 1996 FFO was $2.1 million higher, or $0.07 per share, than the immediately preceding quarter ended September 30, 1996. The increase in FFO in the fourth quarter compared to the third quarter relates mostly to the seasonal impact of temporary and seasonal leasing and of percentage rents.

	Total revenues for the fourth quarter of 1996 increased by $1.0 million to $37.8 million compared with 1995. Net income for the fourth quarter of 1996 was $2.4 million, or $0.09 per share, compared to $1.9 million, or $0.07 per share, in the fourth quarter of 1995.

Financial Information - Twelve Months

The Company's percentage share of total FFO for the year ended December 31, 1996 was $36.1 million, or $1.31 per share, compared to $37.4 million, or $1.37 per share, in 1995. Higher seasonal leasing income, higher average rental rates, lower property and general administrative costs, and higher lease buyout income in 1996 were offset by higher interest costs, lower straight line rental income, lower business interruption insurance income, and the decline in mall shop occupancy that occurred during 1996.

	Total revenues for 1996 were $134.0 million, or $1.7 million higher than 1995.
For the full year 1996, net income was $5.8 million, or $0.21 per share, compared to a net loss of $12.0 million, or $0.43 per share, for 1995. The loss in 1995 related to the $35 million adjustment in the carrying value of certain assets offset by $11.2 million in extraordinary gain from fire insurance on property damage.

Operating Information

  During the fourth quarter of 1996, leases for 91,000 square feet of mall shops were signed resulting in $1.8 million in annual base rental income. A total of 57 leases were signed, which included 30 renewals and 27 new leases. The average rent for leases signed was $20.16 per square foot, including $33.01 for new leases and $15.65 for renewals.

  For all of 1996, leases for 423,000 square feet of mall shops were signed for $8.5 million in annual base rental income. A total of 247 leases were signed, including 104 renewals and 143 new leases. Average rent per square foot for 1996 was $20.14, which includes $21.62 per square foot for new space and
$18.10 per square foot for renewals.   This is a 12.1 percent increase over
$17.96 per square foot, the average for leases signed in 1995.

The average base rent of the portfolio as of December 31, 1996 was $15.85 per square foot. This is a 5 percent increase from $15.10 per square foot as of December 31, 1995, and the 13th consecutive quarter that average base rent has increased.

  Overall, mall shop occupancy was 76 percent as of December 31, 1996, a one percent drop from 77 percent as of September 30, 1996. This compares to 82 percent as of December 31, 1995. The tenants that closed in 1996 (439,000 square feet) were predominately the poorer performers, averaging slightly less than half of the portfolio's average sales per foot, and were concentrated in the popular-priced women's apparel category, thus reducing the portfolio's over-reliance on this weak retail segment.

  Comparable mall shop sales for the full year 1996 were $217 per square foot, a 5.3 percent increase over the $206 per square foot reported for 1995. The six malls where a new May Company department store opened in 1995 averaged a six percent sales increase. The growth trend in tenant sales was increasing, as fourth quarter mall shop tenant sales were 6.4 percent higher than the same period in 1995. Comparable anchor sales per square foot reported in 1996 were $169 per square foot, up 5.7 percent from 1995.

  Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.6 percent as of December 31, 1996, as compared to 11.1 percent as of December 31, 1995. This is the lowest level since the Company's August 1993 IPO and is a positive indicator of the affordability of Crown malls for specialty retailers.

 Seasonal and temporary leasing income for 1996 amounted to $8.4 million, a 23 percent increase over the $6.8 million recorded for 1995.

Dividend Information

For the quarter ended December 31, 1996, the Board of Trustees declared a regular quarterly dividend of $.20 per share. The dividend is payable March 18, 1997 to shareholders of record on March 3, 1997.

Pasquerilla continued, "Despite the drop in occupancy in 1996, we were able to grow our "core" revenues (base rent, percentage rent, cost recovery income, seasonal & temporary leasing, and net utility income) by over 2 percent, largely from the 5 percent higher average base rents in the portfolio and through another record year in seasonal leasing income, up 23 percent to $8.4 million in
1996.   We expect these trends to continue in 1997, which coupled with the expected rise in occupancy by year end, should result in continued growth in core revenues for 1997. However, total revenues for 1997 should be relatively flat with 1996 as this growth in core revenues is expected to be offset by a reduction in lease buyout income from 1996's unusually high level.

 "Thus, for the full year 1997, we expect total revenues and earnings before interest, depreciation and amortization ("EBITDA") to be relatively flat compared to 1996. However, we expect FFO to be approximately 5 percent lower primarily due to higher interest costs and lower gain on outparcel land sales. Interest expense in 1997 will increase as the full amount of the Logan Valley construction loan is drawn coupled with a decrease in Logan Valley capitalized construction interest as the third and final phase of that project is placed into service. Gain on sales of out-parcel land in 1997 is expected to be approximately 40 percent lower than the high level achieved in 1996. Virtually all of the decline in FFO in 1997 is expected to occur in the first half. This is due mainly to the timing of expected land sales in 1997 compared to 1996, when land sales were heavily concentrated in the first half, and in part to the normal concentration of tenant openings in the second half, including the Logan Valley expansion. Because the interest expense and land sale trends are not expected to impact 1998 as they are in 1997, we remain optimistic concerning our FFO growth prospects for 1998 and beyond."

"We continue to be on track with our capital improvement and financing program announced in mid-1995. From July 1, 1995 to date, we have incurred approx-imately $79 million of our $120 million spending plan covering the 21/2 years ending December 31, 1997. Most of the amount incurred to date relates to the Logan Valley Mall reconstruction. During 1996 we completed two refinancings, achieving lower interest rates in both cases, and we extended to 1998 and 1999 two loans that were scheduled to mature in 1997 totaling $42.9 million. Over 88 percent of the debt coming due in 1997 matures in December. In addition, a $10 million unsecured line of credit at prime plus 1 5/8 percent was recently executed between the Company and Crown Financing Company, which is a company owned by the Pasquerilla family. No amounts are currently outstanding under this line which is intended to provide the Company with additional financing flexibility to handle capital investment opportunities.

Pasquerilla concluded, "We are transforming the portfolio through adding finan-cially stronger and more productive specialty retailers and through continuing enhancements of our anchor store base. The fundamental operating trends in the portfolio are strong and improving. Increasing mall shop occupancy remains our greatest opportunity for internal earnings growth and therefore is our primary operational focus. Our goal is to obtain stronger tenants who we believe can thrive and grow into the next decade, thus substantially improv-ing the inherent value of our properties' income stream which will, in turn, increase the underlying value of the properties and ultimately increase share-holder value."


	Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition, consumer buying trends, weather patterns, and other factors.

Crown American Realty Trust is the managing general partner and 74.5 percent owner of Crown American Properties, L.P. (the "Operating Partnership") and a general partner of Crown American Financing Partnership, which owns, acquires, operates and develops regional shopping malls. Currently, Crown American owns and operates 25 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

Selected financial data follows for Crown American Realty Trust for the three and twelve month periods ended December 31, 1996. A copy of the Company's Supplemental Financial and Operational Inormation Package is available by calling Investor Relations at 1-800-860-2011.


Exhibit 99(b)

SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER and FULL YEAR 1996 - OTHER FINANCIAL AND OPERATING DATA
 (unaudited)

FINANCIAL AND ANALYTICAL DATA:
                                         Fourth Quarter      Twelve Months
Incr (Decr) in Total FFO - 1996
 compared to 1995:                       $000     $ per      $000     $ per
                                                  share               share
  Seasonal and temporary leasing income  $   765  $   0.021  $ 1,560  $   0.042
  Lease buyout income                        817      0.022    1,594      0.043
  Property and general adminstrative
   expenses                                  314      0.009      427      0.012
  Cash flow support agreement                 23      0.001      298      0.008
  Additional month of operations from
   two malls purchased in early 1995,
   net of interest                                               252      0.007
  Interest expense                          (703)    (0.019)  (2,006)   (0.054)
  Gain on sale of outparcel land            (388)    (0.011)     (67)   (0.002)
  Business interruption insurance from
   Logan Valley fire                        (548)    (0.015)  (1,040)   (0.028)
  Base and percentage rents from anchors
   and mall shops (mainly higher rental
   rates offset by lower occupancy)         (670)    (0.018)    (625)   (0.017)
  Straight line rental income               (150)    (0.004)  (1,478)   (0.040)
  Miscellaneous income & other; rounding
   to whole cents; and effect of
   additional outstanding shares and
   units                                     195     (0.006)    (613)   (0.031)
    Change in Total FFO for the period      (345)    (0.020)  (1,698)   (0.060)


                                            Three Months
                                            Ended             Year Ended
                                            December 31,      December 31,
                                            1996     1995     1996       1995
Funds from Operations ($000 except per
 share data):
  Net Income (loss)                      $ 2,363  $ 1,934    $ 5,807  $(11,961)
  Adjustments:
    Minority Interest in Operating
     Partnership                             806      666      1,979    (4,205)
    Depreciation and amortization -
     real estate                           9,420    9,603     36,678    36,417
    Operating covenant amortization          657      646      2,630     2,685
    Cash flow support guarantee              680      657      2,889     2,591
    Extraordinary gain on fire insurance                               (11,244)
    Extraordinary loss on early
     extinguishment of debt                           765        718       765
    Gain on asset sales                                       (2,351)
    Adjustment to carrying value of
     assets                                                             35,000
  Funds from Operations - - Total        $13,926  $14,271    $48,350  $ 50,048

  Funds from Operations - - Company's
   percentage share                      $10,338  $10,619    $36,063  $ 37,395

  FFO per share                          $  0.37  $  0.39    $  1.31  $   1.37

  Average Shares Outstanding during
   the period (000)                       27,576   27,438     27,515    27,372
  Shares Outstanding at period end (000)  27,613   27,450     27,613    27,450

  Average Operating Units Outstanding
   during the period (000)                37,020   36,892     36,956    36,668
  Operating Units Outstanding at period
   end (000)                              37,052   36,978     37,052    36,978

Components of Minimum Rent:
  Anchor - contractual or base rents     $ 5,603  $ 5,687    $22,624  $ 22,238
  Mall shops - contractual or base rents  14,830   15,455     59,885    60,182
  Straight line rental income                 (7)     143       (457)    1,021
  Ground lease - contractual or base
   rents                                     385      387      1,540     1,526
  Lease buyout income                        967      150      2,479       885
  Operating covenant amortization           (657)    (646)    (2,630)   (2,685)
    Total Minimum Rent                   $21,121  $21,176    $83,441  $ 83,167

Components of Percentage Rent:
  Anchors                                $ 1,483  $ 1,535    $ 3,763  $  3,992
  Mall shops and ground leases             1,126    1,033      2,726     2,544
    Total Percentage Rent                $ 2,609  $ 2,568    $ 6,489  $  6,536



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER and FULL YEAR 1996 - OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                        Three Months Ended      Year Ended
                                           December 31,         December 31,
                                          1996      1995       1996     1995
EBITDA:  Earnings before interest, taxes
         and all depreciation  and
        amortization (includes gain on
        sale of outparcel land, but
        excludes extraordinary items and
        gain on other asset sales)        $ 25,253  $ 25,007   $ 91,51  $ 91,269

Debt and Interest ($000):
  Fixed rate debt at period end           $395,771  $401,686   $395,771 $401,686
  Variable rate debt at period end         173,014   139,396    173,014  139,396
    Total debt at period end               568,785   541,082    568,785  541,082

  Weighted avg. interest rate on fixed
   rate debt for the period                   7.8%      7.8%       7.9%     7.8%
  Weighted avg. interest rate on variable
   rate debt for the period                   7.7%      8.5%       7.9%     8.5%

  Total interest expense for period       $ 11,838  $ 11,135   $ 45,337 $ 42,923
  Amort. of deferred debt cost for period
   (incl. in interest exp)                     774       806      3,857    3,616
  Capitalized interest costs during period     671       448      2,943    2,580

Capital Expenditures Incurred ($000):
  Allowances for anchors tenants          $  1,719  $  4,218   $  5,162 $  4,883
  Allowances for mall shop tenants           1,320     3,734      7,326   10,521
  Leasing costs and commissions                691     1,363      2,160    2,410
  Expansions, major renovations, and
   other mall expenditures                   6,241     7,271     36,834   29,181
  Acquired properties                                                     53,900
  All other capital expenditures
   (included in Other Assets)                  631       487      1,766    2,241
    Total Capital Expenditures during
     the period                           $ 10,602  $ 17,073   $ 53,248 $103,136

OPERATING DATA:

  Mall shop GLA at period end
   (000 sq. ft.)                                                  5,355    5,221

  Occupancy percentage at period end                                76%      82%

  Comparable Store Mall Shop sales -
   12 months ($ per sq. ft.)                                   $ 216.90 $    206
  Comparable Anchor Store sales -
   12 months ($ per sq. ft.)                                   $ 169.10 $    160

                                          Three Months Ended   Year Ended
                                            December 31,       December 31,
                                          1996       1995      1996     1995

  Total sales of owned anchors
   ($ millions)                                                $  1,112 $    962

  Total sales of mall shops ($ millions)                       $    719 $    715

  Mall shop occupancy cost percentage at
   period end                                                     10.6%    11.1%

  Average mall shop base rent at period
   end (per sq. ft.)                                           $  15.85 $  15.10

  Mall shop leasing for the period:
    New leases - sq. feet (000)                 24       83    $    244 $    326
   New leases - $ per sq. ft.             $  33.01  $ 15.29    $  21.62 $  18.01
   Number of new leases signed.                 27       37         143      165
    Renewal leases - sq. feet (000)             67       20         179      172
    Renewal leases - $ per sq. ft.        $  15.65  $ 20.85    $  18.10 $  17.87
    Number of renewal leases signed.            30       13         104      102

    Tenant Allowances for leases signed
     during the period:
       First Generation Space -
        per sq. ft.                       $   9.04 $  43.79    $ 30.82  $  39.75
       Second Generation Space -
        per sq. ft.                       $   2.32 $  19.37    $  9.14  $  10.93
    Leases Signed during the period by:
       First Generation Space -
        sq. feet (000)                           5       14         70        64
       Second Generation Space -
        sq. feet (000)                          86       89        353       434



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

    CROWN AMERICAN REALTY TRUST
 TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
  FOR YEAR ENDED DECEMBER 31, 1996

                                       PERCENT OF   NUMBER       TOTAL
                                         TOTAL     OF STORES     SQ FT
TENANT                         NOTES    REVENUES  DURING 1996   OCCUPIED
SEARS, ROEBUCK AND CO.                    6.6%       19         1,920,461
J C PENNEY INC.                 (1)       4.1%       24         1,493,296
THE BON-TON                     (2)       4.0%       14         1,072,905
MAY DEPARTMENT STORES CO.       (3)       1.2%        8           991,380
VALUE CITY DEPARTMENT STORES              1.5%        6           441,665
THE LIMITED STORES INC.         (4)       4.5%       47           357,549
PROFFITTS, INC.                           0.9%        5           318,989
WAL-MART STORES                           1.3%        3           302,204
K-MART CORPORATION                        1.3%        3           259,517
LEGGETT DEPARTMENT STORES       (5)       0.7%        3           249,255
F.W. WOOLWORTH                  (6)       3.7%       75           240,616
CHARMING SHOPS                  (7)       1.6%       20           185,375
DEB SHOPS, INC.                           1.1%       15            91,447
SHOE SHOW OF ROCKY MT. INC.               1.2%       20            82,904
HALLMARK-OWNED STORES                     1.5%       25            82,264
THE WALL MUSIC INC.             (9)       1.4%       20            76,993
WALDEN BOOK CO., INC.                     1.6%       20            67,366
MAURICES                        (13)      1.0%       13            64,901
CONSOLIDATED STORES             (8)       1.1%       20            64,422
PAYLESS SHOESOURCE INC.                   1.1%       20            64,207
TANDY CORPORATION                         1.0%       24            59,265
INTIMATE BRANDS, INC.           (10)      0.9%       18            57,949
COUNTY SEAT STORES              (11)      1.1%       15            55,906
MORAY INC.                      (12)      0.7%       14            54,409
GENERAL NUTRITION INC.                    0.8%       22            34,163

TOTALS                                    45.9%                 8,689,408


Notes:
(1)  Includes 16 J.C. Penney department stores and 8 Thrift Drug stores.
(2)  Excludes 5 former Hess's locations operated on a temporary basis.  The Bon
     Ton reported a 4.2% increase in same store sales in its entire portfolio for its fiscal year ended January 1997.
(3)  May Co. owns 5 of 8 stores totaling 619,101 square feet.
(4) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(5) Leggett's operations were recently sold, with Belks taking two locations and JCPenney taking the third location.
(6)  Includes Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker,
     Champs, and Northern Reflections.
(7) In 1995 Charming Shops completed a public offering of $120 million of long-term debt. In Crown's portfolio Charming Shops posted a 4.6% increase in comp store sales in 1996.
(8)  Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.


(9)  Subsidiary of W.H. Smith Group Holdings USA, Inc.
(10) Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(11) County Seat entered bankruptcy in the fourth quarter of 1996 and has subsequently closed 7 of their stores having a total of 25,977 square feet.
(12) Operates as B. Moss
(13) The leases for three stores were bought-out by Maurices; the three stores closed as of December 31, 1996.



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Income Statements

                                     Three Months Ended   Twelve Months Ended
                                        December 31,          December 31,
                                      1996       1995        1996       1995
                                                   (Unaudited)
                                      (in thousands, except per share data)
Rental operations:
 Revenues:
  Minimum rent                        $ 21,121   $ 21,176    $ 83,441  $  83,167
  Percentage rent                        2,609      2,568       6,489     6,536
  Property operating cost recoveries     9,098      8,077      30,975    29,801
  Temporary and promotional leasing      4,039      3,274       8,411     6,831
  Net utility income                       725        596       2,559     2,386
  Business interruption insurance                     548         830     1,870
  Miscellaneous income                     240        586       1,267     1,657
                                        37,832     36,825     133,972   132,248

 Property operating costs:
  Recoverable operating costs           11,604     10,756      41,324    40,045
  Property administrative costs            556        661       2,068     2,210
  Other operating costs                  1,007      1,397       3,065     3,153
  Depreciation and amortization          9,016      9,048      35,315    34,634
                                        22,183     21,862      81,772    80,042
                                        15,649     14,963      52,200    52,206
Other expenses:
 General and administrative              1,112      1,321       4,135     4,420
 Interest                               11,838     11,135      45,337    42,923
                                        12,950     12,456      49,472    47,343
                                         2,699      2,507       2,728     4,863

Property sales, disposals and
  adjustments:
 Adjustment to carrying value of
  assets                                                                (35,000)
 Gain on sale of outparcel land            470        858       3,425     3,492
 Gain on asset sales                                            2,351
                                           470        858       5,776   (31,508)

Income (loss)  before extraordinary
 items and minority interest             3,169      3,365       8,504   (26,645)
 Extraordinary loss on early
  extinguishment of debt                             (765)       (718)     (765)
 Extraordinary gain on fire insurance
  claim                                                                  11,244

Income (loss) before minority interest   3,169      2,600       7,786   (16,166)

Minority interest in Operating
 Partners                                  806        666       1,979    (4,205)

Net income (loss)                     $  2,363   $  1,934    $  5,807  $(11,961)


                                      Three Months Ended     Twelve Monthe Ended
                                        December 31,            December 31,
                                      1996       1995        1996     1995
                                                   (Unaudited)
                                      (in thousande, except per share data)

Per share data (after minority
  interest):
 Income (loss)  before extraordinary
  items                               $   0.09   $   0.09    $   0.23  $  (0.72)
 Extraordinary items                                (0.02)      (0.02)     0.29
 Net income (loss)                    $   0.09   $   0.07    $   0.21  $  (0.43)

Weighted average shares outstanding     27,576     27,439      27,515    27,372



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    December 31,   December 31,
                                                       1996           1995
                                                         (in thousands)
Assets

Income-producing properties:
 Land                                               $ 120,999      $ 122,445
 Buildings and improvements                           798,470        757,834
 Deferred leasing and other charges                    41,223         52,941
                                                      960,692        933,220
 Accumulated depreciation and amortization           (281,478)      (263,650)
Net                                                    679,214       669,570

Investment in joint venture                             5,799          5,893
Cash and cash equivalents                               6,746          6,036
Tenant and other receivables                           16,516         15,325
Deferred charges and other assets                      32,363         40,694
Net                                                 $ 740,638      $ 737,518


Liabilities and Shareholders' Equity

Debt on income-producing properties                 $ 568,785      $ 541,082
Accounts payable and other liabilities                 32,201         39,152
net                                                   600,986        580,234

Minority interest in Operating Partnership             35,576         39,873

Commitments and contingencies

Shareholders' equity:
 Common shares, par value $.01 per share,
 120,000,000 shares  authorized, 27,612,756 and
 27,450,333 shares issued and outstanding at
 December 31, 1996 and 1995, respectively                 276            274
 Additional paid-in capital                           184,205        181,337
 Accumulated deficit                                  (80,405)       (64,200)
Net                                                   104,076        117,411

Net                                                 $ 740,638      $ 737,518



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
                                                         Year Ended December 31,
                                                            1996         1995
                                                            (in thousands)
Cash flows from operating activities:
 Net income (loss)                                      $    5,807   $  (11,961)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Minority interest in Operating Partnership                1,979       (4,205)
   Adjustment to carrying value of assets to be
    disposed of                                                          35,000
   Equity earnings in joint venture                           (575)        (624)
   Depreciation and amortization                            43,713       43,419
   Gain on asset sales                                      (2,351)
   Extraordinary loss on early extinguishment of debt          718          765
   Extraordinary gain on fire insurance claim                           (11,244)
   Net changes in:
    Tenant and other receivables                            (1,386)        (167)
    Deferred charges and other assets                        1,309       (4,221)
    Accounts payable and other liabilities                  (4,366)      10,412
   Net cash provided by operating activities                44,848       57,174

Cash flows from investing activities:
 Investment in income properties (1995 includes $53.9
  million related to two purchased malls )                 (51,482)    (100,838)
 Cash from asset sales (net of closing costs)                9,452
 Distributions from joint venture                              300          600
   Net cash (used in) investing activities                 (41,730)    (100,238)

Cash flows from financing activities:
 Net proceeds from sale of common shares and dividend
  reinvestment plan                                          1,257        3,702
 Proceeds from issuance of debt                             88,499       97,706
 Cost of issuance of debt                                   (1,804)      (1,591)
 Debt repayments                                           (60,796)     (35,091)
 Fire insurance proceeds, net of clean up costs                          14,823
 Dividends and distributions paid                          (29,564)     (39,552)
 Advances from affiliate                                                  4,376
 Cash flow support                                                        2,591
   Net cash (used in) provided by financing activities      (2,408)      46,964

Net increase in cash and cash equivalents                      710        3,900

Cash and cash equivalents, beginning of period               6,036        2,136

Cash and cash equivalents, end of period                $    6,746   $    6,036

Interest paid (net of capitalized amounts)              $   41,480   $   39,307
Interest capitalized                                    $    2,943   $    2,580

Non-cash financing activities:
 Tenant improvements funded by Crown Investments Trust,
  including $0 and $21 allocated to minority interest
  in Operating Partnership                              $            $       82
 Issuance of partnership units related to Wyoming
  Valley acquisition                                    $            $    8,074
 Cash flow support credited to minority interest and
 paid in capital that was prefunded in 1995.            $    2,889   $
