Form 10-Q
period 1997-03-31
CROWN AMERICAN REALTY TRUST
filed 1997-05-05
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

  As of  April 15 1997, 27,667,636 Common Shares of Beneficial Interest of the
                     registrant were issued and outstanding.

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


                             Yes   X        No  ____

                           Crown American Realty Trust
                                    Form 10-Q

                                      INDEX

Part I -    Financial Information

     Item 1:   Financial Statements

          Consolidated Balance Sheets as of  March 31, 1997 and December 31,
          1996

          Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996

          Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1997

          Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

          Notes to Consolidated Financial Statements

     Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - Other Information

     Item 1: Legal Proceedings

     Item 2: Changes in Securities

     Item 3: Defaults Upon Senior Securities

     Item 4: Submission of Matters to a Vote of Security Holders

     Item 5: Other Information

     Item 6: Exhibits and Reports on Form 8-K

     Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets



                                                    March 31,      December 31,
                                                      1997             1996

                                                   (Unaudited)
                                                         (in thousands)
Assets
Income-producing properties:
Land                                               $  120,299      $  120,999
Buildings and improvements                            803,473         798,470
Deferred leasing and other charges                     37,952          41,223
Net                                                   961,724         960,692
Accumulated depreciation and amortization            (287,199)      (281,478)
Net                                                   674,525         679,214

Other assets:
Investment in joint venture                             5,734           5,799
Cash and cash equivalents                               4,974           6,746
Tenant and other receivables                           12,214          16,516
Deferred charges and other assets                      31,654          32,363
Net                                                $  729,101      $  740,638


Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties                $  569,187      $  568,785
Accounts payable and other liabilities                 28,176          32,201
Net                                                   597,363         600,986

Minority interest in Operating Partnership             33,511          35,576

Commitments and contingencies

Shareholders' equity:
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,667,636 and
27,612,756 shares issued and
outstanding at March 31, 1997 and December 31,
1996, respectively                                        277             276
Additional paid-in capital                            185,150         184,205
Accumulated deficit                                  (87,200)        (80,405)
Net                                                    98,227         104,076

Net                                                $  729,101      $  740,638


 The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
            (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                      1997         1996

                                                    (in thousands, except
                                                       per share data)
Rental operations:
Revenues:
Minimum rent                                      $  19,744       $  20,958
Percentage rent                                       1,478           1,619
Property operating cost recoveries                    7,139           7,925
Temporary and promotional leasing                     1,655           1,387
Net utility income                                      732             681
Business interruption insurance                                         474
Miscellaneous income                                    125             373
Net                                                  30,873          33,417

Property operating costs:
Recoverable operating costs                           9,537          10,728
Property administrative costs                           577             497
Other operating costs                                   439             634
Depreciation and amortization                         9,804           7,740
Net                                                  20,357          19,599
Net                                                  10,516          13,818

Other expenses:
General and administrative                            1,155             995
Interest                                             11,360          11,232
Net                                                  12,515          12,227
Net                                                 (1,999)           1,591

Property sales
Gain on sale of outparcel land                          296             829
Income (loss)  before minority interest in
Operating Partnership                               (1,703)           2,420

Minority interest in Operating Partnership            (434)             616

Net income (loss)                                 $ (1,269)       $   1,804

Per share data (after minority interest):
Net income (loss)                                 $   (.05)       $     .07

Weighted average shares outstanding                  27,629          27,459

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholder's Equity
(unaudited)

                                                Additional
Shares                                Common      Paid in   (Accumulated
Outstanding                           Shares      Capital     Deficit)   Total

(in thousands)                                      (in thousands)
 27,613  Balance, January 1, 1997     $  276  $  184,205   $ (80,405) $104,076

         Shares issued under dividend
     55  reinvestment plan                 1        429                    430

         Transfer in (out) of minority
         limited partners'interests
         in the Operating Partnership               (73)                   (73)

         Capital contributions from
         Crown Investments Trust:
         Cash flow support                          589                    589

         Net loss                                           (1,269)    (1,269)

         Dividends paid                                     (5,526)    (5,526)

 27,668  Balance, March 31, 1997      $  277  $  185,150   $ (87,200) $ 98,227





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)



                                                 Three  Months Ended March 31,
                                                     1997               1996

                                                                  (reclassified)
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                   $ (1,269)      $    1,804
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership              (434)             616
Equity earnings in joint venture                        (127)           (150)
Depreciation and amortization                          11,738           9,923
Net changes in:
Tenant and other receivables                            4,302           1,109
Deferred charges and other assets                     (1,082)             888
Accounts payable and other liabilities                (3,235)         (4,649)
Net cash provided by operating activities               9,893           9,541

Cash flows from investing activities:
Investments in income-producing properties            (5,048)        (13,164)
Distributions from joint venture                          100             100
Net cash used in investing activities                 (4,948)        (13,064)

Cash flows from financing activities:
Net proceeds from sale of common shares                   430             249
 and from dividend reinvestment plan
Proceeds from issuance of debt                          5,571           9,978
Cost of issuance of debt                                (135)           (744)
Debt repayments                                       (5,169)         (2,402)
Dividends and distributions paid                      (7,414)         (7,380)
Net cash used in financing activities                 (6,717)           (299)

Net (decrease) in cash and cash equivalents           (1,772)         (3,822)

Cash and cash equivalents, beginning of period          6,746           6,036

Cash and cash equivalents, end of period            $   4,974      $    2,214

Interest paid (net of capitalized amounts)          $  10,511      $   10,175
Interest capitalized                                $     609      $      607

Non-cash financing activities:
Cash flow support credited to minority interest
and paid-in-capital
that was prefunded in 1995.                         $     790      $      758


  The accompanying notes are an integral part of these statements.


                           CROWN AMERICAN REALTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization


Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). Crown Associates, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings. The Company raised approximately $405 million in equity through an initial public offering of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering to own and operate the Properties. The proceeds were used by the Operating Partnership to retire debt related to the Properties.

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

Simultaneously with the above transactions, the Financing Partnership borrowed approximately $300 million of mortgage debt (the "Mortgage Loans") secured by its 15 enclosed shopping malls (see Note 2). The $300 million of mortgage debt together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties.

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

In September 1996, the Company sold the Patrick Henry Corporate Center, an office building located in Newport News, Virginia to an insurance company. The net sales price was $9.45 million, and the net gain was $2.35 million. Existing debt on the property of $5.36 million was repaid from the sales proceeds, resulting in $364 thousand extraordinary loss on early extinguishment of debt arising from a prepayment penalty and the write off of unamortized deferred financing costs.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-
renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other debt instruments, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.


Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority-owned subsidiary, the Operating Partnership (74.6% owned by the Company), which in turn includes the Financing Partnership (99.5% owned by the Operating Partnership and 0.5% by the Company). All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                        March 31, 1997   December 31, 1996
Mortgage loans                           $ 280,637       $ 280,637
Permanent loans                            164,815         165,134
Construction loans                          92,435          87,389
Secured term loans                          31,300          35,625
                                         $ 569,187       $ 568,785

Mortgage Loans

Concurrently with the offering of shares of the Company in 1993, the Financing Partnership borrowed an aggregate principal amount of $300 million (collectively, the "Mortgage Loans") through Kidder Peabody Mortgage Capital Corporation (the "Lender").

In connection with obtaining a construction loan for rebuilding and expanding Logan Valley Mall, in December 1995 the Company repaid $19.4 million of the Mortgage Loans in order to release the Logan Valley Mall from the Mortgage Loans and Financing Partnership. No prepayment penalty was required.

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% in 1996 and 7.20% during 1995 and 1994. The average rate as of March 31, 1997 is 7.24%. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs. No such amounts are borrowed as of March 31, 1997.

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

The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of March 31, 1997, $0.6 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At March 31, 1997, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership with various maturities from December 1997 through December 2008. Included in permanent loans are (1) a $3.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and
(2) a 4.5% Industrial Development Bond secured with a $1.3 million letter of credit. This letter of credit expires on April 30, 1999. Crown Holding has guaranteed one loan with a balance of $11.6 million as of March 31, 1997.

Construction Loans

At March 31, 1997, the Company had construction loans on four malls. The loans bear interest at variable interest rates indexed to the LIBOR rate. Crown Investments has guaranteed one loan with a balance of $16.9 million as of March 31, 1997. The loans have certain restrictive covenants including minimum coverage ratios and limitations on investments and borrowings without the prior consent of the lenders.

Secured Term Loans and Lines of Credit

At March 31, 1997, the Company had two secured term loan arrangements totaling $35.6 million, of which $5.6 million is a revolving loan ($1.3 million and $5.6 million outstanding at March 31, 1997 and December 31, 1996, respectively) used for general corporate purposes and is renewable annually on April 30. The loans have certain restrictive covenants including the maintenance of certain coverage ratios and limitations on investments and borrowings without the prior consent of the lenders. In January 1997, the Company entered into a $10 million unsecured line of credit with a related party. No amounts are currently outstanding under this line.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and eight of the permanent loans related to six of the Operating Partnership properties (aggregate principal outstanding of $395.5 million at March 31, 1997) have fixed interest rates ranging from 0% to 9.79%. The weighted average interest rate on this fixed-rate debt at March 31, 1997 and March 31, 1996 was 7.83% and 7.89%, respectively. The weighted average interest rate during the three months ended March 31, 1997 and 1996 was 7.83% and 7.89%, respectively.

All of the remaining loans (aggregate principal outstanding of $173.7 million at March 31, 1997) have variable rated debt based on spreads ranging from 1.75% to 3.50% above 30 day LIBOR, except for one loan which is based on the prime rate plus .63%. The weighted average interest rate on the variable rated debt at March 31, 1997, December 31, 1996, and March 31, 1996 was 7.93%, 8.14%, and
7.88%, respectively. The weighted average interest rate during the three months ended March 31, 1997 and 1996 was 7.89% and 8.09%, respectively.

Debt Maturities

As of March 31, 1997, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      Period/Year Ending
         December  31,
      1997 (nine months)                      $    78,752
      1998 (year)                                 146,060
      1999 (year)                                  16,880
      2000 (year)                                 194,590
      2001 (year)                                  18,770
      Thereafter                                  114,135
      Net                                     $   569,187


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt FAS No. 128, "Earnings per Share" and FAS No. 129 "Disclosure of Information about Capital Structure" in the fourth quarter of 1997. Neither of these new standards is expected to have any material effect on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10Q for the quarter ended March 31, 1997.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 1997 and 1996. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim financial statements on pages 3 to 11.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before real estate depreciation and amortization (as defined) and extraordinary items, and additionally includes amounts under the Company's cash flow support agreement (see Note 7 to the financial statements included in the Company's 1996 Form 10K). Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gain on sales of outparcel land have been included in this supplemental measure of performance. Gain on sales of anchor store locations, adjustments to carrying values of assets to be disposed of, and the extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

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


                                                Three Months Ended March 31,
                                                     1997           1996

Selected Financial Data:
EBITDA (1 & 3)                                    $  20,654      $   22,554

Funds from Operations (FFO) (2 & 3):
Net Income                                        $ (1,269)      $    1,804
Adjustments:
Minority interest in Operating Partnership            (434)             616
Depreciation and amortization - real estate          10,192           8,071
Operating covenant amortization                         658             646
Cash flow support                                       790             758
Funds from Operations (FFO)                       $   9,937      $   11,895
Funds from Operations (Company's percentage
share):
Funds from Operations                             $   7,407      $    8,892

Average shares outstanding                           27,629          27,459

Cash Flows:
Net cash provided by operating activities        $    9,893      $     9,541
Net cash used in investing activities            $  (4,948)      $  (13,064)
Net cash used in financing activities            $  (6,717)      $     (299)

(1) EBITDA represents earnings before interest, depreciation and amortization, and unusual items.
(2) Funds from Operations represents net income before real estate depreciation and amortization plus earned cash flow support and adjustment for certain unusual items.
(3) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and
    (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison of Three Months Ended March 31, 1997 to the corresponding period in 1996

- Revenues

Total Revenues were $30.9 million for the first quarter of 1997, a decrease of $2.5 million from the first quarter of 1996. Positive factors affecting revenues for the first quarter were: revenues from temporary and seasonal leasing were up $0.3 million over 1996; negative factors affecting revenues for the quarter were: lower minimum and percentage rents of $1.1 million due to lower anchor and mall shop occupancy, lower business interruption insurance recoveries of $0.5 million from the Logan Valley Fire, lower lease buyout income and step rent revenues of $0.2 million, lower property operating cost recoveries of $0.8 million due to a $1.2 million lower recoverable operating expenses and lower miscellaneous income of $0.2 million, due to a reduction in fee income.

- Property Operating Costs:

Recoverable operating costs for the three months ended March 31, 1997 were $9.5 million compared to $10.7 million in 1996; the decrease was due primarily to lower snow removal costs and to lower insurance expense. Depreciation and amortization for the three months ended March 31, 1997 was $9.8 million compared to $7.7 million in 1996; the increase is due to higher balances of depreciable assets and the cessation of depreciation on certain assets that had been held for possible sale in 1996. These assets were withdrawn from held for sale status during the second quarter of 1996.

- General, Administrative and Interest Expenses:

In the first quarter of 1997, general and administrative expenses were $1.2 million, about $0.2 million greater than 1996. For the first three months of 1997, interest expense was $11.3 million, or approximately $0.1 million greater than 1996.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $0.3 million for the first three months of 1997, a decrease of $0.5 million from the first quarter of 1996.

- Net Income (loss):

The net loss for the first quarter of 1997 was $1.3 million, or $0.05 per share, compared with net income of $1.8 million in 1996, or $0.07 per share.

- Funds from Operations:

For the quarter ended March 31, 1997, the Company's percentage share of FFO was $7.4 million, compared with $8.9 million for the corresponding period in 1996. Total FFO during the first quarter of 1997 was impacted by several factors
compared with 1996.   Positive factors affecting total FFO were: $0.3 million of higher temporary and seasonal leasing revenues and $0.6 million in lower property operating costs, net of recoveries. These positive factors were offset by $1.4 million in lower minimum and percentage rents (including $0.2 million lower lease buyout income and straight line rental income which are included in minimum rents.), $0.5 million in lower business interruption insurance income related to the December 1994 fire at Logan Valley Mall, $0.1 million in higher interest costs, $0.2 million in higher property and general and administrative costs, and $0.5 million in lower gain on land sales.

EBITDA - Earnings before Interest, Taxes, Depreciation And Amortization, and Unusual Items

For the first quarter of 1997, EBITDA was $20.7 million compared to $22.6 million in the corresponding period of 1996. EBITDA was largely impacted by the same factors above impacting total FFO, except for the higher interest costs, which are not included in EBITDA.

Liquidity and Capital Resources

The Company believes that its cash generated from property operations and funds obtained from property financings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to shareholders in amounts that would be necessary to satisfy the REIT requirements under the Internal Revenue Code. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations and capital expenditures and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, investment needs and opportunities, capital and other requirements, and such other factors as the Trustees may consider.

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

During 1995 the Company started the reconstruction and expansion of the fire-damaged Logan Valley Mall; the entire construction project is expected to be completed in late 1997 and to cost approximately $68.0 million, including tenant allowances for new tenants; construction financing has been arranged with the expected total borrowings ranging from $53 to $54 million, with the remaining project costs funded from the Company's internal cash flows.

As of March 31, 1997 the scheduled principal payments on all debt are as follows: $78.7 million; $146.1 million; $16.9 million; $194.6 million; and $18.8 million in the years ended December 31, 1997 through 2001, respectively, and $114.1 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans.
The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to cash interest costs for the years ended December 31, 1996, 1995, and 1994 were 2.08 to 1, 2.13 to 1, and 2.34 to 1, respectively.


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

As a result of the fire which damaged the Logan Valley Mall in Altoona, Pennsylvania on December 16, 1994 a number of tenants or their insurers have filed lawsuits against the Company for damages to property and for interruption of business. In summary, nine lawsuits have been filed in the Court of Common Pleas of Blair County, Pennsylvania. The Company has insurance policies in place with coverage limits sufficient to indemnify the Company for any anticipated losses arising from these lawsuits. Accordingly, the ultimate outcome of this litigation is not expected to have any material adverse effect on the Company's results of operations or financial condition.

Item 2:    Changes in Securities

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

       On April 30, 1997, the Company issued its regular quarterly earnings release and its First Quarter 1997 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

      Exhibit 99 (a) - Press release dated  April 30, 1997
      Exhibit 99 (b) - First Quarter 1997 Supplemental Financial and Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      May 5, 1997                  CROWN AMERICAN REALTY TRUST

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


Date:      May 5, 1997                  CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                         Mark E. Pasquerilla
                                              President
                                  (Authorized Officer of the Registrant
                                       and Principal Operating Officer)


Date:      May 5, 1997                  CROWN AMERICAN REALTY TRUST

                                        /s/ John M. Kriak

                                        John M. Kriak
                                  Executive Vice-President and
                                    Chief Financial Officer
                               (Authorized Officer of the Registrant
                                 and Principal Financial Officer)



Date:      May 5, 1997                  CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens
                                           Terry L. Stevens
                                      Senior Vice President and
                                       Chief Accounting Officer
                                (Authorized Officer of the Registrant
                                  and Principal Accounting Officer)




Exhibit 99(a)

NEWS FROM:





              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Frank Pasquerilla   814-535-9347
                              Mark Pasquerilla    814-535-9364
               Internet: http://www.crownam.com

IMMEDIATE RELEASE:       Wednesday, April 30, 1997


                           CROWN AMERICAN REALTY TRUST
                       ANNOUNCES FIRST QUARTER RESULTS AND
                           DECLARES QUARTERLY DIVIDEND

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the first three months ended March 31, 1997. The Board of Trustees also declared a regular first quarter dividend.

      "Results for the first quarter met company and analysts' expectations,"
stated Crown American Realty Trust President, Mark E. Pasquerilla.   "As we
stated in our 1996 year end earnings release, we expected FFO to be lower in the first half of 1997, but we also expect FFO to begin improving in the second half. Looking beyond the first quarter, it is apparent that our strategy to transform our specialty store retail tenant base is working. The fundamental operating trends in our portfolio are strong, and momentum in tenant sales and small shop leasing is accelerating. In the first quarter, comparable small shop sales increased by 6.6 percent and small shop leasing activity increased 25
percent in amount of space and 16 percent in higher rental rates.   These strong
positive trends in the portfolio should produce a significant turnaround in performance beginning in the second half of 1997 and continuing into 1998."

                              Dividend Information

     For the quarter ended March 31, 1997, the Board of Trustees declared a regular quarterly dividend of $.20 per share. The dividend is payable June 13, 1997 to shareholders of record on May 30, 1997.

                              Financial Information

     For the quarter ended March 31, 1997, the Company's 74.6 percentage share of total Funds from Operations ("FFO") was $7.4 million, or $0.27 per share, compared to $8.9 million, or $0.32 per share, in the same quarter of 1996. The anticipated decline in FFO was mainly due to lower base and percentage rents from both anchors and mall shops resulting largely from lower occupancy rates compared to last year, lower business interruption insurance, and lower gain on sale of outparcel land, partially offset by higher seasonal and temporary leasing income and lower net operating costs and expenses.

     Total revenues for the first quarter of 1997 were $30.9 million compared with $33.4 million for the same period in 1996. Of this total decrease, $1.3 million related to the termination of business interruption insurance coverage in 1996 and lower property operating cost recovery income due to lower mall expenses. The remainder is largely due to the lower anchor and mall shop base and percentage rents arising from the lower occupancy compared to year ago levels. Anchor rents were affected by two Kmart buyouts that occurred in late 1996 and the expected closing at the end of January 1997 of three Bon-Ton store locations that had been operated on a temporary basis. The Company reported a net loss for the first quarter of 1997 of $1.3 million, or $0.05 per share, compared to net income of $1.8 million, or $0.07 per share, in the first quarter of 1996.

                              Operating Information

     During the first quarter of 1997, leases for 210,000 square feet of mall shops were signed resulting in $4.3 million in annual base rental income. This compares to 167,000 square feet for $3.0 million during the same period in 1996, a 43 percent increase based on annual rental income. A total of 113 leases were signed, which included 56 renewals and 57 new leases. The average rent for leases signed was $20.68 per square foot, which is 16 percent higher than the average rent of $17.78 on leases signed in the first quarter of 1996. The $20.68 per square foot average for the first quarter of 1997 includes $22.88 per square foot for new leases (up 19 percent) and $18.93 per square foot for renewals (up 21 percent).

The average base rent of the portfolio as of March 31, 1997 was $15.96 per square foot. This is a 4 percent increase from $15.42 per square foot as of March 31, 1996, and the 14th consecutive quarter that average base rent has increased.

Overall, mall shop occupancy was 75 percent as of March 31, 1997, a one percent drop from 76 percent as of December 31, 1996.

Comparable mall shop sales for the first quarter of 1996 were $45.35 per square foot, a 6.6 percent increase over the $42.55 per square foot reported for the first quarter of 1996.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.8 percent as of March 31, 1997, as compared to 10.6 percent as of March 31, 1996.

Seasonal and temporary leasing income for the first quarter of 1997 amounted to $1.7 million, a 19 percent increase over the same period in 1996.

In March, plans were announced to expand the Wal-Mart in Martinsburg Mall (Martinsburg, WV) to a Super Wal-Mart. The 90,000 square foot store will grow to 204,000 square feet. The expansion will be funded almost entirely by Wal-Mart, and work is expected to begin within the next few weeks.

     Pasquerilla continued, "In addition to the strong portfolio trends outlined above, Regal Cinemas of Knoxville, Tennessee, has just signed a lease to add a 43,400 square foot 13-screen theater to our West Manchester Mall in York, Pa. The Regal Cinema lease will contribute to revenues and FFO in late 1997 with full year impact beginning in 1998. In addition, this lease will contribute an approximate one percent increase in portfolio occupancy in the second quarter
of 1997.   Most importantly, it will be the largest multi-screen cinema in the
York/Harrisburg market and will increase the center's market share and enhance our ability to lease space.

     "The Wal-Mart expansion in Martinsburg Mall is also very good news. That store has traditionally been one of the strongest performers for Wal-Mart in the country. Expanding that store will also help expand the trade area for that property.

     "As you can see, we are continuing to transform our portfolio with financially stronger and more productive specialty retailers. The fundamental operating trends in our portfolio are strong and continue to improve. Increasing mall shop occupancy remains our greatest opportunity for internal earnings growth and is, therefore, our primary operational focus. Our goal is to continue to obtain stronger tenants who we believe can thrive and grow into the next decade, thus substantially improving the inherent value of our properties' income stream which will, in turn, increase the underlying value of the properties and ultimately increase shareholder value."

     Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition, consumer buying trends, weather patterns, and other factors.

     Crown American Realty Trust is the managing general partner and 74.6 percent owner of Crown American Properties, L.P. (the "Operating Partnership") and a general partner of Crown American Financing Partnership, which owns, acquires, operates and develops regional shopping malls. Currently, Crown American owns and operates 25 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

     Selected financial data follows for Crown American Realty Trust for the three months ended March 31, 1997. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.

Exhibit 99(b)


CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                         First Quarter
                                                    $000            $ per share
                                                    (in thousands, except
                                                           as noted)

FINANCIAL AND ANALYTICAL DATA:

Incr (Decr) in Total FFO - 1997 compared to 1996:
Seasonal and temporary leasing income                $         268  $   0.007
Lease buyout income                                           (36)    (0.001)
Mall operating costs, net of tenant recovery income            600      0.016
Property and general & administrative expenses               (240)    (0.006)
Cash flow support agreement                                     32      0.001
Interest expense                                             (127)    (0.003)
Gain on sale of outparcel land                               (533)    (0.014)
Business interruption insurance from Logan Valley            (474)    (0.013)
Fire
Base and percentage rents from anchors and mall            (1,144)    (0.031)
shops
(lower occupancy partially offset by higher rental
rates)
Straight line rental income                                  (163)    (0.004)
Miscellaneous income & other; rounding to whole
cents; and effect of additional outstanding shares
and units                                                    (141)    (0.002)
Change in Total FFO for the period                   $     (1,958)  $ (0.050)

                                                          Three Months Ended
                                                               March 31,
                                                           1997         1996

Funds from Operations ($000 except per share data):

Net Income (loss)                                    $     (1,269)  $   1,804
Adjustments:
Minority Interest in Operating Partnership                   (434)        616
Depreciation and amortization - real estate                 10,192      8,071
Operating covenant amortization                                658        646
Cash flow support amounts                                      790        758
Funds from Operations - - Total                      $       9,937  $  11,895

Funds from Operations - - Company's percentage share         7,407      8,892

FFO per share                                        $        0.27  $     0.32

Average Shares Outstanding during the period (000)          27,629     27,459
Shares Outstanding at period end (000)                      27,668     27,483

Average Operating Units Outstanding during the              37,068     36,898
period(000)
Operating Units Outstanding at period end (000)             37,107     36,922

Components of Minimum Rents:
Anchor - contractual or base rents                   $       5,512  $   5,695
Mall shops - contractual or base rents                      14,577     15,388
Straight line rental income                                   (71)         92
Ground lease - contractual or base rents                       376        385
Lease buyout income                                              8         44
Operating covenant amortization                              (658)      (646)
Total minimum rents                                  $      19,744  $  20,958
Components of Percentage Rents:
Anchors                                              $         779  $     929
Mall shops and ground leases                                   699        690
                                                     $       1,478  $   1,619



CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   1997          1996
                                                   (in thousands, except
                                                        as noted)

EBITDA:  earnings (including gain on sale of
outparcel land)
 before interest, taxes and all depreciation and   $     20,654  $     22,554
amortization

Debt and Interest ($000):

Fixed rate debt at period end                      $     395,452  $   401,395
Variable rate debt at period end                         173,735      147,263
Total debt at period end                           $     569,187  $   548,658

Weighted avg. interest rate on fixed rate debt for         7.8%          7.9%
the period
Weighted avg. interest rate on variable rate debt          7.9%          8.1%
for the period

Total interest expense for period                  $     11,360   $    11,232
Amort. of deferred debt cost for period (incl. in
interest exp)                                               849         1,057
Capitalized interest costs during period
                                                            609           607

Capital Expenditures Incurred ($000):

Allowances for anchors tenants                     $        275   $     1,543
Allowances for mall shop tenants                            854         1,699
Leasing costs and commissions                               438           822
Expansions and major renovations                          3,481         9,100
All other capital expenditures (included in Other            99           162
Assets)
Total Capital Expenditures during the period       $      5,147   $    13,326


OPERATING DATA:

Mall shop GLA at period end (000 sq. ft.)                 5,307         5,233

Occupancy percentage at period end                        75.0%         79.0%

Comp. Store Mall shop sales - 3 months (per sq.    $      45.35   $     42.55
ft.)

Mall shop occupancy cost percentage at period end         10.8%         10.6%

Average mall shop base rent at period end (per sq. $      15.96   $     15.42
ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)
                                                             93            99
New leases - $ per sq. ft.                         $      22.88   $     19.22
Number of new leases signed.
                                                             57            44

Renewal leases - sq. feet (000)
                                                            117            68
Renewal leases - $ per sq. ft.                     $      18.93   $     15.68
Number of renewal leases signed.
                                                             56            39

Tenant Allowances for leases signed during the
period:
First Generation Space - per sq. ft.               $      10.29   $     30.65
Second Generation Space - per sq. ft.              $       4.68   $      1.54
Leases Signed during the period by:
First Generation Space - sq. feet (000)
                                                             16            53
Second Generation Space - sq. feet (000)
                                                            194           114





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Income Statements
(Unaudited)

                                               Three Months Ended
                                                    March 31,
                                              1997             1996
                                               (in thousands, except
                                                  per share data)
Rental operations:
Revenues:
Minimum rent                               $    19,744       $   20,958
Percentage rent                                  1,478            1,619
Property operating cost recoveries               7,139            7,925
Temporary and promotional leasing                1,655            1,387
Net utility income                                 732              681
Business interruption insurance                      0              474
Miscellaneous income                               125              373
                                                30,873           33,417

Property operating costs:
Recoverable operating costs                      9,537           10,728
Property administrative costs                      577              497
Other operating costs                              439              634
Depreciation and amortization                    9,804            7,740
                                                20,357           19,599
                                                10,516           13,818
Other expenses:
General and administrative                       1,155              995
Interest                                        11,360           11,232
                                                12,515           12,227
                                               (1,999)            1,591

Property sales :
Gain on sale of outparcel land                     296              829
                                                   296              829

Income(loss)  before minority interest         (1,703)            2,420

Minority interest in Operating                   (434)              616
Partnership

Net income (loss)                           $  (1,269)       $    1,804

Per share data:
Net income(loss)                            $     0.05       $     0.07

Weighted average shares outstanding             27,629           27,459



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1997              1996

                                                   (Unaudited)
                                                         (in thousands)
Assets
     Income properties:
     Land                                           $  120,299     $  120,999
     Buildings and improvements                        803,473        798,470
     Deferred leasing and other charges                 37,952         41,223
                                                       961,724        960,692
     Accumulated depreciation and amortization       (287,199)      (281,478)
                                                       674,525        679,214

     Investment in joint venture                         5,734          5,799
     Cash and cash equivalents                           4,974          6,746
     Tenant and other receivables                       12,214         16,516
     Deferred charges and other assets                  31,654         32,363
     Net                                            $  729,101     $  740,638


Liabilities and Shareholders' Equity

     Debt on income properties                      $  569,187     $  568,785
     Accounts payable and other liabilities             28,176         32,201
     Net                                               597,363        600,986

     Minority interest in Operating Partnership         33,511         35,576

     Commitments and contingencies

     Shareholders' equity:
     Common shares, par value $.01 per share,
     120,000,000 shares authorized, 27,667,636
     and 27,612,756 shares issued and
     outstanding at March 31, 1997 and December 31,
     1996, respectively                                    277            276
     Additional paid-in capital                        185,150        184,205
     Accumulated deficit                              (87,200)       (80,405)
     Net                                                98,227        104,076

     Net                                            $   729,101     $ 740,638



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flow
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         1997           1996
                                                                      (reclass-
                                                                      ified)
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $ (1,269)    $    1,804
Adjustments to reconcile net income(loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership                (434)           616
Equity earnings in joint venture                          (127)         (150)
Depreciation and amortization                            11,738         9,923
Net changes in:
Tenant and other receivables                              4,302         1,109
Deferred charges and other assets                       (1,082)           888
Accounts payable and other liabilities                  (3,235)       (4,649)
Net cash provided by operating activities                 9,893         9,541

Cash flows from investing activities:
Investment in income properties                         (5,048)      (13,164)
Distributions from joint venture                            100           100
Net cash (used in) investing activities                 (4,948)      (13,064)

Cash flows from financing activities:
Net proceeds from sale of common shares and from
dividend reinvestment plan                                  430           249
Proceeds from issuance of debt, net of issuance           5,436         9,234
cost
Debt repayments                                         (5,169)       (2,402)
Dividends and distributions paid                        (7,414)       (7,380)
Net cash (used in) provided by financing                (6,717)         (299)
activities

Net (decrease) in cash and cash equivalents             (1,772)       (3,822)

Cash and cash equivalents, beginning of period            6,746         6,036

Cash and cash equivalents, end of period              $   4,974    $    2,214

Interest paid (net of capitalized amounts)            $  10,511    $   10,175
Interest capitalized                                  $     609    $      607

Non-cash financing activities:
Cash flow support that was prefunded in 1995          $     790    $      758

