Form 10-Q
period 1997-06-30
CROWN AMERICAN REALTY TRUST
filed 1997-08-06
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

   As of July 15, 1997, 27,720,866 Common Shares of Beneficial Interest of the
                     registrant were issued and outstanding.

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


                            Yes   X           No  ____





                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended June 30, 1997

                                      INDEX

Part I -    Financial Information
Page

     Item 1:   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

          Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996

          Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1997

          Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

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

     Item 3:   Defaults Upon Senior Securities

     Item 4:   Submission of Matters to a Vote of Security Holders

     Item 5:   Other Information

     Item 6:   Exhibits and Reports on Form 8-K

               Signatures


CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets


                                                    June 30,      December 31,
                                                      1997            1996
                                                   (Unaudited)
                                                          (in thousands)
Assets

Income-producing properties:
Land                                               $   120,225    $   120,999
Buildings and improvements                             815,221        798,470
Deferred leasing and other charges                      39,075         41,223
Net                                                    974,521        960,692
Accumulated depreciation and amortization            (296,454)      (281,478)
Net                                                    678,067        679,214
Other assets:
Investment in joint venture                              5,719          5,799
Cash and cash equivalents                                2,724          6,746
Tenant and other receivables                            13,202         16,516
Deferred charges and other assets                       33,087         32,363
Net                                                $   732,799    $   740,638


Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties                $   586,099    $   568,785
Accounts payable and other liabilities                  22,481         32,201
Net                                                    608,580        600,986

Minority interest in Operating Partnership              31,553         35,576

Commitments and contingencies

Shareholders' equity:
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,720,866
and 27,612,756 shares issued and outstanding
at June 30, 1997 and December 31, 1996,
respectively                                               277            276
Additional paid-in capital                             186,175        184,205
Accumulated deficit                                   (93,786)       (80,405)
Net                                                     92,666        104,076

Net                                                $   732,799    $   740,638


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                       Three Months Ended    Six Months Ended
                                          June 30,               June 30,
                                       1997      1996         1997      1996
                                        (in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent                       $  20,076  $  20,584   $  39,820  $  41,542
Percentage rent                        1,130        998       2,608      2,617
Property operating cost                7,298      6,711      14,437     14,636
recoveries
Temporary and promotional leasing      1,607      1,393       3,262      2,780
Net utility income                       681        591       1,413      1,272
Business interruption insurance                     356                    830
Miscellaneous income                     194        306         319        679
Net                                   30,986     30,939      61,859     64,356

Property operating costs:
Recoverable operating costs            9,318      9,549      18,855     20,277
Property administrative costs            447        495       1,024        992
Other operating costs                    485        693         924      1,327
Depreciation and amortization          9,330      9,160      19,134     16,900
Net                                   19,580     19,897      39,937     39,496
Net                                   11,406     11,042      21,922     24,860
Other expenses:
General and administrative               894        989       2,049      1,984
Interest                              11,460     11,086      22,820     22,318
Net                                   12,354     12,075      24,869     24,302
Net                                    (948)    (1,033)     (2,947)        558

Property sales, disposals and
adjustments:
Gain on sale of outparcel land           273      1,755         569      2,584

Income (loss)  before
extraordinary item
and minority interest                  (675)        722     (2,378)      3,142
Extraordinary loss on early
extinguishment
of debt                                (732)      (120)       (732)      (120)

Income (loss) before minority        (1,407)        602     (3,110)      3,022
interest

Minority interest in Operating           359      (151)         793      (767)
Partnership

Net income (loss)                  $ (1,048)   $     451    $ (2,317)  $ 2,255

Per share data (after minority
interest):
Income (loss)  before              $   (.01)   $     .01    $   (.06)   $  .08
extraordinary item
Extraordinary item                     (.02)                  (.02)
Net income (loss)                  $   (.03)   $     .01    $   (.08)   $  .08

Weighted average shares               27,685     27,493      27,657     27,476
outstanding

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statement of
Shareholders' Equity
(Unaudited)


                                                Additional   (Accumu-
 Shares                                  Common   Paid in     ulated
Outstanding                              Shares   Capital     Deficit)   Total

(in thousands)                                      (in thousands)

  27,613   Balance, January 1, 1997      $  276  $  184,205  $ (80,405) $104,076

           Shares issued under dividend
     108   reinvestment plan                 1         857                   858

           Transfer in (out) of minority
           limited partners' interest
           in the Operating Partnership              (137)                 (137)

           Capital contributions from
          Crown Investments Trust:
           Cash flow support                         1,250                1,250

           Net loss                                           (2,317)    (2,317)

           Dividends paid                                    (11,064)   (11,064)

  27,721   Balance, June 30, 1997        $  277  $  186,175  $ (93,786) $92,666

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)


                                                    Six Months Ended June 30,

                                                      1997             1996
                                                                  (reclassified)

                                                          (in thousands)

Cash flows from operating activities:
Net income (loss)                                   $  (2,317)      $   2,255
Adjustments to reconcile net income (loss) to net
cash
provided by operating activities:
Minority interest in Operating Partnership               (793)            767
Equity earnings in joint venture                         (255)          (300)
Depreciation and amortization                           22,897         21,277
Extraordinary loss on early extinguishment of debt         732            120
Net changes in:
Tenant and other receivables                             3,314          3,699
Deferred charges and other assets                      (3,277)          2,442
Accounts payable and other liabilities                 (8,044)        (5,943)
Net cash provided by operating activities               12,257         24,317

Cash flows from investing activities:
Investment in income properties                       (17,834)       (29,536)
Distributions from joint venture                           150            200
Net cash (used in) investing activities               (17,684)       (29,336)

Cash flows from financing activities:
Net proceeds from dividend reinvestment plan               858            503
Proceeds from issuance of debt, net of issuance         77,435         40,804
cost
Debt repayments                                       (62,049)       (21,179)
Dividends and distributions paid                      (14,839)       (14,766)
Net cash provided by financing activities                1,405          5,362

Net (decrease) increase in cash and cash               (4,022)            343
equivalents

Cash and cash equivalents, beginning of period           6,746          6,036

Cash and cash equivalents, end of period            $    2,724      $   6,379

Interest paid (net of capitalized amounts)          $   21,135      $  20,188
Interest capitalized                                $    1,265      $   1,439

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.         $    1,676      $   1,448


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Notes to Consolidated Financial Statements
(Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office
buildings  (the  "Properties")  owned  by  Crown  American  Associates   ("Crown
Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). Crown Associates,which was founded in 1950, was engaged principally in the development,acquisition, ownership and management of enclosed shopping malls and, to alesser extent, strip shopping centers, hotels and office buildings.
The Company raised approximately $405 million in equity through an initial public offering of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering to own and operate the Properties. The proceeds were used by the Operating Partnership to retire debt related to the Properties.

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

Simultaneously with the above transactions, the Financing Partnership borrowed approximately $300 million of mortgage debt (the "Mortgage Loans") secured by its 15 enclosed shopping malls (see Note 3). The $300 million of mortgage debt together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties.

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

NOTE 2 - PREFERRED SHARE OFFERING

The Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares (the "Shares") on July 3, 1997. The initial offering price was $50.00 per share. The Shares are non-callable by the Company for a ten-year period (until July 31, 2007). On or after July 31, 2007, the Company, at its option, may redeem the Shares for cash at the redemption price per share set forth below:

                                                     Redemption Price
          Redemption Period                               Per Share

     July 31, 2007 through July 30, 2009                    $52.50
     July 31, 2009 through July 20, 2010                    $51.50
     On or after July 31, 2010                              $50.00

The net proceeds from the offering were approximately $119 million after underwriter's commission and other offering expenses; $58.3 million of the net proceeds were used by the Company in early July to repay outstanding
indebtedness.   The remaining proceeds will be used to fund a common share repurchase program, finance future property acquisitions and development projects, and raise working capital. The repayment of debt fully unencumbered three of the Company's mall properties.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the Shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA (as defined) (the "Leverage Ratio") without the consent of the holders of at least 50% of the Shares outstanding at the time. The leverage ratio computed on a pro-forma basis as of June 30, 1997, assuming the repayment of debt as described above, is approximately 5.53 to 1. If required to be paid, additional dividends will be for an amount per Share equal to 0.25% of the Preferred Liquidation Preference Amount (as defined) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per Share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the Shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum.


NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                           June 30,    December 31,
                                             1997         1996

Mortgage loans                            $ 280,637     $ 280,637
Permanent loans                             187,245       165,134
Construction loans                           75,092        87,389
Secured term loans                           43,125        35,625
Net                                       $ 586,099     $ 568,785

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

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% in 1996 and 7.20% during 1995 and 1994. The average rate as of June 30, 1997 is 7.24%. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs. No such amounts are borrowed as of June 30, 1997.

The $80.6 million mandatory principal payment due in August 1998 may be prepaid at any time after August 1997, subject to the payment of a yield maintenance charge; after February 1998 such prepayment would not be subject to the yield maintenance charge. After August 1998 voluntary prepayments of the remaining two tranches can be made in whole or in part on any monthly interest payment date, subject to the payment of a yield maintenance charge; however, six months prior to the due dates of the remaining two tranches, prepayment of that tranche may be made without penalty. Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.
The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of June 30, 1997, $0.7 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At June 30, 1997, permanent loans consisted of ten loans secured by eight properties held by the Operating Partnership with various maturities from January 1998 through December 2008. Included in permanent loans are (1) a $3.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and
(2) a 4.5% Industrial Development Bond secured with a $1.3 million letter of credit. This letter of credit expires on April 30, 1999. Crown Holding has guaranteed one loan with a balance of $11.5 million as of June 30, 1997. One of the permanent loans aggregating $38.3 million was repaid in July from the proceeds of the preferred shares.

Construction Loans

At June 30, 1997, the Company had construction loans on four malls. The loans bear interest at variable interest rates indexed to the LIBOR rate. Crown Investments has guaranteed one loan with a balance of $16.7 million as of June 30, 1997. The loans have certain restrictive covenants including minimum coverage ratios and limitations on investments and borrowings without the prior consent of the lenders. Two of these construction loans, including the loan guaranteed by Crown Investments, aggregating $22.1 million were repaid in July from the proceeds of the preferred shares.

Secured Term Loans and Lines of Credit

At June 30, 1997, the Company had three secured term loan arrangements totaling $45.6 million, of which $5.6 million is a revolving line of credit ($5.6 million outstanding at both June 30, 1997 and December 31, 1996) used for
general corporate  purposes  and  is renewable annually on April  30.   The
loans have certain restrictive covenants including the maintenance of certain coverageratios and limitations on investments and borrowings without the prior consent of the lenders. In January 1997, the Company entered into a $10 million unsecured line of credit with a related party, of which $7.5 million was outstanding at June 30, 1997. The outstanding balances under two lines of credit aggregating $13.1 million were repaid in July from the proceeds of the preferred shares.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans related to seven of the Operating Partnership properties (aggregate principal outstanding of $417.9 million at June 30, 1997) have fixed interest rates ranging from 0% to 9.79%. The weighted average interest rate on this fixed-rate debt at June 30, 1997 and June 30, 1996 was 7.70% and 7.85%, respectively. The weighted average interest rate during the three months ended June 30, 1997 and 1996 was 7.82% and 7.90%, respectively.

All of the remaining loans (aggregate principal outstanding of $168.2 million at June 30, 1997) have variable rated debt based on spreads ranging from 1.75% to 3.50% above 30 day LIBOR, except for one loan which is based on the prime rate plus .63%. The weighted average interest rate on the variable rated debt at June 30, 1997, December 31, 1996, and June 30, 1996 was 8.05%, 8.14%, and 8.00%,
respectively. The weighted average interest rate during the six months ended June 30, 1997 and 1996 was 8.01% and 8.03%, respectively.

Refinancing or Extension of Three Mortgage Loans Completed in Late June

On  June  27 and 30, 1997 the Company refinanced or extended mortgage  loans  on
three  existing  shopping mall properties:   Capital City Mall, Harrisburg,  PA;
Oak Ridge Mall, Oak Ridge, TN; and Schuylkill Mall, Frackville, PA.

Capital City Mall was refinanced with a new $41.0 million mortgage, placed with a major life insurance company, that has a seven-year maturity, a fixed interest rate of 8.27% and 25 year amortization. It replaced a $38.3 million 9.79% fixed interest rate mortgage loan that has been scheduled to mature on December 1,
1997.   Approximately $1.5 million  of  the proceeds of the new mortgage will be  used  for  an interior renovation of Capital City Mall.

On Oak Ridge Mall the Company replaced the existing $25.2 million mortgage with a new mortgage loan from a bank lender totaling $26.0 million, of which $20.0 million was funded and $6.0 million will be drawn in the future to fund planned redevelopment costs at the property. The previous lender also funded a $3.0 million temporary loan that was repaid with the preferred share proceeds in early July. The $20.0 million loan has a five-year maturity and a fixed interest rate of 8.12%; the $6.0 million loan for future redevelopment costs will also have a five-year maturity with a floating interest rate during the first year and a fixed rate for the last four years. The repaid $25.2 million mortgage had a floating interest rate of 9.2% and principal amortization of $1.2 million per year.

The Company also extended its existing $36.9 million mortgage loan on Schuylkill Mall for seven years to December 1, 2004; this loan has been scheduled to mature on December 1, 1997. The extended loan will have a fixed interest rate of
8.375%  beginning  December  1,  1997, with 23 year  amortization  and  will  be recourse. The loan currently has a fixed interest rate of 9.79% and is non-amortizing.

In connection with the repayment of indebtedness under existing loans as described above, the Company has recorded approximately $732,000 extraordinary loss on early extinguishment of debt. This loss results from writing off unamortized deferred financing costs and from prepayment penalties associated with the loans that were prepaid.

Debt Maturities

As of June 30, 1997, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

   Period/Year Ending
       December  31,

      1997 (six months)                       $    2,642
      1998 (year)                                136,025
      1999 (year)                                 19,719
      2000 (year)                                202,403
      2001 (year)                                 21,544
        Thereafter                               203,766
                                              $  586,099


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt FAS No. 128, "Earnings per Share" and FAS No. 129 "Disclosure of Information about Capital Structure" in the fourth quarter of 1997. Neither of these new standards is expected to have a material effect on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10Q for the quarter ended June 30, 1997.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 1997 and 1996. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim financial statements on pages 3 to 11.

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


                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                      1997        1996        1997       1996

Selected Financial Data:

EBITDA (1 & 3)                     $  21,138  $   22,063  $   41,792  $  44,617

Funds from Operations (FFO)
2 & 3):
Net Income (loss)                  $ (1,048)  $      451  $  (2,317)  $   2,255
Adjustments:
Minority interest in Operating         (359)         151      (793)        767
Partnership
Depreciation and amortization -        9,623       9,449     19,815     17,520
real estate
Operating covenant amortization          657         647      1,315      1,293
Cash flow support                        886         690      1,676      1,448
Extraordinary loss on early              732         120        732        120
extinguishment of debt
Funds from Operations (FFO)        $  10,491  $   11,508  $   20,428  $  23,403
Funds from Operations (Company's
percentage share):
Funds from Operations              $   7,824  $    8,593  $   15,230  $  17,485

Average shares outstanding            27,685      27,493     27,657     27,476

Cash Flows:
Net cash provided by operating     $   2,364  $   14,776  $   12,257  $  24,317
activities
Net cash used in investing         $(12,736)  $ (16,272)  $ (17,684)  $(29,336)
activities
Net cash provided by financing     $   8,122  $    5,661  $    1,405  $   5,362
activities


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



Comparison of Six and Three Months Ended June 30, 1997 to the corresponding period in 1996

- Revenues

For the first six months of 1997, revenues totaled $61.9 million compared to $64.4 million in the first six months of 1996, a decrease of $2.5 million. Positive factors affecting revenues for the six months were temporary and promotional leasing, which increased $0.5 million over 1996, and straight-line rents (up $0.3 million); negative factors affecting revenues for the first half were: lower minimum and percentage rents of $1.6 million due to fewer mall shops open in the first quarter and due to delayed tenant openings, lower business interruption income of $0.8 million from the Logan Valley Fire, lower recovery income of $0.2 million due mainly to lower recoverable costs, lower lease buyout income of $0.3 million, and lower miscellaneous income of $0.2 million.

Total revenues for the second quarter of 1997 were $31.0 million compared with $30.9 million for the same period in 1996. Positive factors affecting revenues for the second quarter were: revenues from temporary and promotional leasing were up $0.2 million over 1996, straight-line rents increased by $0.4 million, and tenant recovery income increased by $0.6 million over 1996. Negative factors affecting revenues for the quarter were: lower minimum and percentage rents of $0.5 million, primarily due to delayed openings; lower business interruption income of $0.4 million from the Logan Valley Fire; and lower lease buyout income of $0.3 million.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first six months of 1997 were $20.8 million, down $1.8 million from the corresponding period in 1996. Factors contributing to this decrease were lower snow removal costs in the first quarter of 1997, lower insurance costs and real estate tax expense, and lower consulting fees and non-recoverable mall repairs. Depreciation and amortization expense increased by $2.2 million in the first six months of 1997 compared to 1996 due to a cessation of depreciation in the first quarter of 1996 on certain assets that had been held for possible sale in 1996. These assets were withdrawn from held for sale status during the second quarter of 1996.

Recoverable operating costs for the three months ended June 30, 1997 were $9.3 million compared to $9.5 million in 1996; this decrease was primarily due to lower insurance expense and lower real estate tax expense. Other operating costs decreased by $0.2 million in the second quarter of 1997 compared to the same period in 1996 due to lower consulting fees and repair costs. Depreciation and amortization increased by $0.2 million for the three months ended June 30, 1997 over the same three months of 1996 due to higher balances of depreciable assets.

- General, Administrative and Interest Expenses:

For the first six months of 1997, general and administrative expenses were approximately $2.1 million, up less than $0.1 million from 1996. Interest expense increased by $0.5 million in the first half of 1997 compared to 1996 due to higher average balances outstanding and lower capitalized interest, partially offset by lower deferred financing cost amortization.

In the second quarter of 1997, general and administrative expenses were $0.9 million, or $0.1 million less than the second quarter of 1996. Interest expense for the three months ended June 30, 1997 was $11.5 million, an increase of $0.4 million over the $11.1 million reported in the second quarter of 1996. This increase was primarily attributable to higher average balances outstanding.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $0.6 million for the first six months of 1997, a decrease of $2.0 million from the corresponding period of 1996. For the second quarter of 1997, gain on outparcel sales was $0.3 million, or $1.5 million lower than the second quarter of 1996.

- Net Income (loss):

The net loss for the first six months of 1997 was $2.3 million, or $0.08 per share, compared with net income of $2.3 million, or $0.08 per share, for the first six months of 1996.

The net loss for the second quarter of 1997 of $1.0 million, or $0.03 per share, compared to net income of $0.5 million, or $0.01 per share, in 1996. The second quarter of 1997 includes an extraordinary loss on the early extinguishment of debt of $0.7 million, or $0.02 per share.

- Funds from Operations:

For the six months ended June 30, 1997, the Company's percentage share of total Funds from Operations ("FFO") was $15.2 million, compared with $17.5
million, for the corresponding period in  1996.   The anticipated decline in
FFO was primarily due to significantly lower gain on sale of outparcel land, lower mall shop base and percentage rents, lower business interruption income, and higher interest expense; these negative factors were partially offset by lower property operating costs and higher temporary and promotional leasing income.

For the quarter ended June 30, 1997, the Company's 74.6 percentage share of total Funds from Operations ("FFO") was $7.8 million, compared to $8.6 million, in the same quarter of 1996. This anticipated decline in total FFO was mainly due to significantly lower gain on sale of outparcel land, lower mall shop base rents due primarily to delayed openings, lower business interruption income, lower lease buyout income, and higher interest expense caused mainly from higher average borrowings, offset by lower property operating costs, higher straight-line rental income, higher tenant recovery income and higher temporary and promotional leasing rental income.

EBITDA - Earnings before Interest, Taxes, Depreciation And Amortization, and Unusual Items

For the six months ended June 30, 1997, EBITDA was $41.8 million compared to $44.6 million in 1996. For the second quarter of 1997, EBITDA was $21.1 million compared to $22.1 million in 1996. EBITDA was largely impacted by the same factors as FFO above, except for the higher interest costs, which are not included in EBITDA.

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

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional common or preferred equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof.

As further described in Note 2 to the interim financial statements included herein, on July 3, 1997 the Company completed an offering of 11.00% senior preferred shares for an aggregate of $125,000,000 before underwriter's commission and other offering expenses. The Company used $58.3 million of the proceeds to paydown outstanding indebtedness and will use the remaining proceeds to fund a common share repurchase program, finance future property acquisitions and development projects, and raise working capital.
During 1995 the Company started the reconstruction and expansion of the fire-damaged Logan Valley Mall; the entire construction project is expected to be completed in late 1997 and to cost approximately $68.0 million, including tenant allowances for new tenants; construction financing has been arranged with the expected total borrowings ranging from $53 to $54 million, with the remaining project costs funded from the Company's internal cash flows.

As of June 30, 1997 the scheduled principal payments on all debt are as follows:
$2.6 million for the six months ending December 31, 1997, and $136.0 million; $19.7 million; $202.4 million; and $21.5 million in the years ending December 31, 1998 through 2001, respectively, and $203.8 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to cash interest costs for the years ended December 31, 1996, 1995, and 1994 were 2.08 to 1, 2.13 to 1, and
2.34 to 1, respectively.


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

      None

Item 3:    Defaults Upon Senior Securities

      None


Item 4:    Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 30, 1997 for the purpose of considering and acting on the following proposals:

       1. Election of persons (Frank J. Pasquerilla and Zachary L. Solomon) to serve as Trustees for a three-year term.

      The proposals were described in a proxy statement dated March 31, 1997. A quorum was present at the meeting, and the two proposals were approved.

      The holders of 96% of the Common Shares which were present in person or by proxy at the Annual Meeting voted for the election of Frank J. Pasquerilla and Zachary L. Solomon as Trustees of the Company for three-year terms expiring at the annual meeting of shareholders in 2000.

       There were no other nominees for election as a Trustee for a three-year term expiring at the annual meeting of shareholders in 2000. Accordingly, Frank
J. Pasquerilla and Zachary L. Solomon were elected as Trustees of the Company for a three-year term expiring at the annual meeting of shareholders in 2000.

Item 5:    Other Information

       On July 30, 1997, the Company issued its regular quarterly earnings release and its Second Quarter 1997 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

        Exhibit 99 (a) - Press release dated July 30, 1997
        Exhibit 99 (b) - Second Quarter 1997 Supplemental Financial and Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

       On July 14, 1997, the Company filed with the Securities and Exchange Commission a report on Form 8-K relating to the offering of 11.00% senior preferred shares that was completed on July 3, 1997.


      SIGNATURES


      Pursuant  to the requirements of the Securities Exchange Act of 1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      August 4, 1997               CROWN AMERICAN REALTY TRUST

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


Date:      August 4, 1997               CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                         Mark E. Pasquerilla
                                              President
                                  (Authorized Officer of the Registrant
                                       and Principal Operating Officer)


Date:      August 4, 1997               CROWN AMERICAN REALTY TRUST

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



Date:      August 4, 1997               CROWN AMERICAN REALTY TRUST

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
               Internet:      www.crownam.com

IMMEDIATE RELEASE:       Wednesday, July 30, 1997

          CROWN AMERICAN REALTY TRUST ANNOUNCES SECOND QUARTER RESULTS
                        AND DECLARES QUARTERLY DIVIDENDS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the second quarter and first six months ended June 30, 1997. The Board of Trustees also declared a regular second quarter dividend on its common shares and an initial pro-rated dividend on its new issue of senior preferred shares.
                             _______________________

     "Results for the second quarter met company and analysts' expectations," stated Crown American Realty Trust President, Mark E. Pasquerilla. "As we have stated in our last two earnings releases, we expected FFO in the first half of 1997 to be lower than in 1996, but we also expect FFO to begin improving in the
second half based on leasing and other trends.    Core mall operations for the
six months, which comprise base and percentage rents, net operating cost, temporary leasing, and utilities redistribution, are up over $0.01 per share
compared to 1996.   We are on track for the expected second half improvement
before the temporary dilutive impact of the preferred share offering completed on July 3, which will occur until the net offering proceeds of $119 million can
be fully deployed.   This temporary dilutive effect is estimated to be
approximately $0.06 per share in the second half of 1997.

     "The fundamental operating trends in the portfolio continue to be strong. For the first six months of 1997, comparable mall shop sales increased by 4.5 percent, and small shop leasing activity increased by 82 percent in annual rental income. These positive trends should produce a turnaround in our core operating performance in the second half of 1997 and continuing into 1998."

     Pasquerilla continued, "We also made substantial improvements in our capital structure during the past several months. In late June we refinanced or extended $104 million of mortgage debt at significantly lower interest rates, from a previous annualized average rate of 9.6 percent to the new average of 8.3 percent. On July 3 we completed an offering of 11.00 percent senior preferred shares for net proceeds of approximately $119 million. We have used $58.3 million of the proceeds to pay-off mortgage debt on three malls and our lines of credit. The remaining proceeds are being used to fund a common share repurchase program of up to 1,250,000 common shares, to fund property expansions or acquisitions, and for working capital. As a result of these capital transactions, our debt to total market capitalization ratio at June 30, 1997, adjusted on a pro-forma basis to reflect the preferred share offering and related debt paydowns, was approximately 53 percent, down from nearly 67 percent at March 31, 1997. We were very pleased that the capital markets have viewed these developments positively, with the common share market price rising from the $8.00 range just two months ago to the recent trading range of $9.75."

                              Dividend Information
     For the quarter ended June 30, 1997, the Board of Trustees declared a regular quarterly dividend of $.20 per common share. The Board also declared an initial pro-rated dividend of $0.9931 per senior preferred share which covers the period from July 9 to September 11 inclusive. Both dividends are payable September 12, 1997 to shareholders of record on August 29, 1997.

                              Financial Information
     For the quarter ended June 30, 1997, the Company's 74.6 percentage share of total Funds from Operations ("FFO") was $7.8 million, or $0.28 per share, compared to $8.6 million, or $0.32 per share, in the same quarter of 1996. This anticipated decline in FFO was mainly due to significantly lower gain on sale of outparcel land, lower mall shop base rents due primarily to fewer mall shops being open compared to the second quarter of 1996, lower business interruption insurance, lower lease buyout income, and higher interest expense caused mainly from higher average borrowings, offset by lower property operating costs, higher straight-line rental income, higher tenant recovery income, and higher temporary and promotional leasing income.

     Total revenues for the second quarter of 1997 were $31.0 million compared with $30.9 million for the same period in 1996. Revenues in the quarter were positively impacted by higher tenant recovery income, higher straight-line rental income, and higher temporary and promotional leasing income, offset by lower mall shop rents due to fewer mall shops being open, partially offset by higher average rental rates, by lower business interruption insurance income and by lower lease buyout income. Second quarter results were also negatively impacted by a $0.7 million extraordinary loss on early extinguishment of debt arising from the mortgage loan refinancings that occurred at the end of June; this extraordinary loss does not impact FFO. The Company reported a net loss for the second quarter of $1.0 million, or $0.03 per share, compared to net income of $0.5 million, or $0.01 per share, in the second quarter of 1996.

     For the first six months of 1997, the Company's share of FFO was $15.2 million, or $0.55 per share, as compared to $17.5 million, or $0.64 per share, for the same period in 1996. For the first six months of 1997, total revenues were $61.9 million compared to $64.4 million for the same period of 1996.

                              Operating Information
     During the second quarter of 1997, leases for 182,000 square feet of mall shops were signed resulting in $3.7 million in annual base rental income. This compares to 65,000 square feet for $1.4 million during the same period in 1996, a 164 percent increase based on annual rental income. A total of 96 leases were signed, which included 48 renewals and 48 new leases. For the six months ended June 30, 1997, the average rent for mall shop leases signed was $20.53 per square foot compared with $19.06 for the same period in 1996, an increase of 7.7 percent. The average rents per square foot were $23.17 for new leases and $18.43 for renewals in the first six months of 1997 compared with $19.89 and $17.50, respectively, in 1996.

     Also during the second quarter of 1997, leases for 216,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $2.2 million in annual base rental income. This includes a 50,000 square foot theater at Oak Ridge Mall, a 44,000 square foot theater at West Manchester Mall and a 23,000 square foot office supply superstore at Carlisle Plaza Mall.

     The average mall shop base rent of the portfolio as of June 30, 1997 was $16.13 per square foot. This is a 4 percent increase from $15.56 per square foot as of June 30, 1996, and the 15th consecutive quarter that average mall shop base rent has increased.

     Overall, mall shop occupancy was 77 percent as of June 30, 1997, up from the 75 percent reported as of March 31, 1997, and the same as reported at June 30, 1996.

     Comparable mall shop sales for the first six months of 1997 were $92.88 per square foot, a 4.5 percent increase over the $88.88 per square foot reported for the first six months of 1996.

     Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.7 percent as of June 30, 1997, as compared to 10.9 percent as of June 30, 1996.

     Temporary and promotional leasing income for the first six months of 1997 amounted to $3.3 million, a 17 percent increase over the same period in 1996.

      "The Company's principal focus remains achieving growth through increasing mall shop occupancy," continued Pasquerilla. "The positive specialty retail climate presents an environment conducive to mall shop occupancy growth. Furthermore, the positive trends in the Crown portfolio that include higher mall shop sales and higher mall shop rentals with lower occupancy costs indicates a transformed portfolio attractive to specialty retailers. This is represented by our increase in signed leases of 69 percent (based on square footage) in the first half of 1997 compared to 1996's performance. Leases out-for-signature, the best indicator of our future earnings pipeline, increased by 80 percent in the first half of 1997. We continue to expect mall shop occupancy to end the year between 78 and 80 percent.

     "While management continues to implement its internal growth strategy, the recent completion of the 11.00 percent senior preferred offering for net proceeds of approximately $119 million marks an important turning point for the Company. Crown now has the flexibility to implement a viable external growth
strategy.   Management embraces the challenges of executing an acquisition program and an accelerated program of expanding and re-developing its existing portfolio."

                         _______________________

     Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition, consumer buying trends, weather patterns, and other factors.

     Crown American Realty Trust is the managing general partner and 74.6 percent owner of Crown American Properties, L.P. (the "Operating Partnership") and a general partner of Crown American Financing Partnership, which together own, acquire, operate and develop regional shopping malls. Currently, Crown American owns and operates 25 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

     Selected financial data follows for Crown American Realty Trust for the three and six months ended June 30, 1997. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.


EXHIBIT 99(b)

CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                         Three Months        Six Months
                                            Ended               Ended
                                           June 30,            June 30,
                                        1997 vs. 1996        1997 vs 1996

                                      (in thousands, except per share data)

FINANCIAL AND ANALYTICAL DATA:

Incr (Decr) in Total FFO - 1997          Total       Per      Total      Per
compared to 1996:                                   Share               Share
Temporary and promotional leasing
income                                $      214 $   0.006 $      482 $   0.013
Lease buyout income                        (296)   (0.008)      (332)   (0.009)
Mall operating costs, net of tenant
recovery income                            1,026     0.028     1,626      0.044
Property administrative and general &
administrative expenses                      143     0.004      (97)    (0.003)
Cash flow support earned                     196     0.005       228      0.006
Interest expense                           (375)   (0.010)     (502)    (0.014)
Gain on sale of outparcel land           (1,482)   (0.040)   (2,015)    (0.054)
Business interruption insurance from
Logan Valley Fire                          (356)   (0.010)     (830)    (0.022)
Base and percentage rents from
anchors and mall shops                     (497)   (0.013)   (1,641)    (0.044)
Straight line rental income                  418     0.011       255      0.007
Miscellaneous income & other;
rounding to whole cents; and
effect of additional outstanding
shares and units                              (8)   (0.013)     (149)    (0.014)
Change in Total FFO for the period     $  (1,017) $ (0.040) $ (2,975) $  (0.090)


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          1997       1996      1997      1996
Funds from Operations ($000 except
per share data):

Net income (loss)                     $  (1,048) $      451 $  (2,317) $  2,255
Adjustments:
Minority Interest in Operating
Partnership                                (359)       151     (793)        767
Depreciation and amortization - real
estate                                     9,623     9,449    19,815     17,520
Operating covenant amortization              657       647     1,315      1,293
Cash flow support amounts                    886       690     1,676      1,448
Extraordinary loss on early
extinguishment of debt                       732       120       732        120
Funds from Operations - - Total       $   10,491 $   11,508 $   20,428 $ 23,403

Funds from Operations - - Company's
percentage share                      $    7,824 $    8,593 $   15,230 $ 17,485

FFO per share                         $     0.28 $     0.32 $     0.55 $   0.64

Average shares outstanding during the
period                                    27,685    27,493    27,657     27,476
Shares outstanding at period end          27,721    27,516    27,721     27,516

Avg. partnership units and shares
outstanding during the period             37,124    36,932    37,096    36,915
Partnership units and shares
outstanding at period end                 37,160    36,955    37,160     36,955

Components of Minimum Rents:
Anchor - contractual or base rents    $    5,723 $   5,665 $   11,235 $  11,360
Mall shops - contractual or base
rents                                     14,563    15,230    29,140     30,618
Straight line rental income                  (7)     (425)      (78)      (333)
Ground lease - contractual or base
rents                                        374       385       750        770
Lease buyout income                           80       376        88        420
Operating covenant amortization            (657)     (647)   (1,315)    (1,293)
Total minimum rents                   $   20,076 $  20,584 $  39,820  $ 41,542
Components of Percentage Rents:
Anchors                               $      626 $     633 $   1,405  $  1,562
Mall shops and ground leases                 504       365     1,203      1,055
Net                                   $    1,130 $     998 $   2,608  $  2,617






CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                            Three Months       Six Months
                                                Ended            Ended
                                               June 30,         June 30,
                                            1997     1996     1997     1996
                                            (in thousands, except as noted)

EBITDA:  earnings (including gain on
sale of outparcel land)
before interest, taxes and all           $ 21,138 $  22,063 $  41,792 $ 44,617
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end            $417,883 $ 401,666 $ 417,883 $ 401,666
Variable rate debt at period end          168,216   160,620   168,216   160,620
Total debt at period end                 $586,099 $ 562,286 $ 586,099 $ 562,286

Weighted avg. interest rate on fixed         7.8%      7.9%      7.8%     7.9%
rate debt for the period
Weighted avg. interest rate on variable      8.1%      8.0%      8.0%     8.0%
rate debt for the period

Total interest expense for period        $ 11,460 $  11,086 $  22,820 $ 22,318
Amort. of deferred debt cost for period       836     1,073     1,685    2,130
(incl. in interest exp)
Capitalized interest costs during period      656       832     1,265    1,439

Capital Expenditures Incurred:

Allowances for anchors tenants           $  2,598 $   1,825 $   2,873 $  3,368
Allowances for mall shop tenants            1,801     2,277     2,655    3,976
Leasing costs and commissions               1,123       429     1,561    1,251
Expansions and major renovations            7,264    11,841    10,745   20,941
All other capital expenditures (included      171       298       270      460
in Other Assets)
Total Capital Expenditures during the    $ 12,957 $  16,670 $  18,104 $ 29,996
period


OPERATING DATA:

Mall shop GLA at period end                                     5,243    5,234
(000 sq. ft.)

Occupancy percentage at period end                              77.0%    77.0%

Comp. Store Mall shop sales - 6 months                      $   92.88 $  88.88
(per sq. ft.)

Mall shop occupancy cost percentage at                          10.7%    10.9%
period end

Average mall shop base rent at period                       $   16.13 $  15.56
end (per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                    81        51       174      150
New leases - $ per sq. ft.               $  23.46 $   21.20 $   23.17 $  19.89
Number of new leases signed.                   48        32       105       76

Renewal leases - sq. feet (000)               101        14       218       82
Renewal leases - $ per sq. ft.           $  17.81 $   26.51 $   18.43 $  17.50
Number of renewal leases signed.               48        13       104       52

Tenant Allowances for leases signed
during the period:
First Generation Space - per sq. ft.     $  42.08 $   52.04 $   32.69 $  33.54
Second Generation Space - per sq. ft.    $   7.48 $   33.35 $    5.86 $  12.06
Leases Signed during the period by:
First Generation Space - sq. feet (000)        39         8        55       61
Second Generation Space - sq. feet (000)      143        57       337      171






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
SIX MONTHS ENDED JUNE 30, 1997
TOP 25 REVENUE -GENERATING TENANTS
(Unaudited)

                                              Percent of               Total
                                                Total    Number       Sq. Ft.
Tenant                                 Notes   Revenues  Of Stores    Occupied
Sears, Roebuck And Co.                           5.7%      19          1,920,461
J C Penney Inc.                         (1)      4.8%      24          1,626,945
The Bon-Ton                             (2)      3.6%      14          1,072,905
May Department Stores Co.               (3)      1.2%       8            991,380
Value City Department Stores                     1.2%       6            441,665
The Limited Stores Inc.                 (4)      5.0%      47            353,888
Proffitts, Inc.                                  1.1%       5            318,989
Wal-Mart Stores                                  1.3%       3            302,204
K-Mart Corporation                               1.1%       3            259,517
F.W. Woolworth                          (5)      3.9%      75            216,616
Charming Shops                                   1.8%      20            185,375
Deb Shops, Inc.                                  1.2%      15             91,447
Shoe Show Of Rocky Mt. Inc.                      1.5%      20             87,137
The Wall Music Inc.                     (6)      1.6%      20             80,185
Hallmark-Owned Stores                            1.7%      25             79,389
Consolidated Stores                     (7)      1.3%      20             68,366
Walden Book Co., Inc.                            1.6%      20             67,369
Intimate Brands, Inc.                   (8)      1.5%      18             65,335
Payless Shoesource Inc.                          1.2%      20             64,207
Tandy Corporation                                1.1%      24             59,265
Moray, Inc.                             (9)      1.0%      14             54,409
Maurices                                         0.8%      13             50,525
Dollar Tree Stores                      (10)     0.8%      17             42,236
The Gap, Inc.                                    0.9%      10             40,494
General Nutrition Inc.                           0.8%      22             34,164

TOTALS                                          47.4%                  8,574,473

Notes:
(1)  Includes 16 J.C. Penney department stores and 8 Thrift Drug stores.
(2) Excludes 5 former Hess's locations that had been operated on a temporary basis.
(3)  May Co. owns 5 of 8 stores totaling 619,333 square feet.
(4) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(5)  Includes Woolworth (only 1 location), Afterthoughts, Kinney, Footlocker,
     Lady Footlocker, and Northern Reflections.
(6)  Subsidiary of W.H. Smith Group Holdings USA, Inc.
(7)  Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.
(8)  Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(9)  Operates as B. Moss
(10) Includes Only One Dollar and Dollar Tree Stores




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                        Three Months            Six Months
                                           Ended                   Ended
                                          June 30,                June 30,
                                     1997          1996       1997        1996
                                        (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                       $  20,076   $  20,584    $  39,820   $ 41,542
Percentage rent                        1,130         998       2,608       2,617
Property operating cost                7,298       6,711      14,437      14,636
recoveries
Temporary and promotional              1,607       1,393       3,262       2,780
leasing
Net utility income                       681         591       1,413       1,272
Business interruption insurance            -         356           -         830
Miscellaneous income                     194         306         319         679
Net                                   30,986      30,939      61,859      64,356

Property operating costs:
Recoverable operating costs            9,318       9,549      18,855      20,277
Property administrative costs            447         495       1,024         992
Other operating costs                    485         693         924       1,327
Depreciation and amortization          9,330       9,160      19,134      16,900
Net                                   19,580      19,897      39,937      39,496
Net                                   11,406      11,042      21,922      24,860
Other expenses:
General and administrative               894         989       2,049       1,984
Interest                              11,460      11,086      22,820      22,318
Net                                   12,354      12,075      24,869      24,302
Net                                    (948)     (1,033)     (2,947)         558

Property sales, disposals and
adjustments:
Gain on sale of outparcel land           273       1,755         569       2,584


Income (loss)  before
extraordinary items
and minority interest                  (675)         722     (2,378)       3,142
Extraordinary loss on early
extinguishment of debt                 (732)       (120)       (732)       (120)

Income (loss) before minority        (1,407)         602     (3,110)       3,022
interest

Minority interest in Operating           359       (151)         793       (767)
Partnership

Net income (loss)                  $ (1,048)   $     451    $ (2,317)   $  2,255

Per share data (after minority
interest):
Income (loss)  before              $  (0.01)   $    0.01    $  (0.06)   $   0.08
extraordinary item
Extraordinary item                    (0.02)           -      (0.02)           -
Net income (loss)                  $  (0.03)   $    0.01    $  (0.08)   $   0.08

Weighted average shares               27,685      27,493      27,657      27,476
outstanding



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets



                                                     June 30,     December 31,
                                                       1997           1996
                                                   (Unaudited)
                                                         (in thousands)
Assets
Income properties:
Land                                              $   120,225     $   120,999
Buildings and improvements                            815,221         798,470
Deferred leasing and other charges                     39,075          41,223
Net                                                   974,521         960,692
Accumulated depreciation and amortization           (296,454)       (281,478)
Net                                                   678,067         679,214

Investment in joint venture                             5,719           5,799
Cash and cash equivalents                               2,724           6,746
Tenant and other receivables                           13,202          16,516
Deferred charges and other assets                      33,087          32,363
Net                                               $   732,799     $   740,638


Liabilities and Shareholders' Equity

Debt on income properties                         $   586,099     $   568,785
Accounts payable and other liabilities                 22,481          32,201
Net                                                   608,580         600,986

Minority interest in Operating Partnership             31,553          35,576

Commitments and contingencies

Shareholders' equity:
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,720,866
and 27,612,756 shares issued and
outstanding at June 30, 1997 and December 31,
1996, respetively                                         277             276
Additional paid-in capital                            186,175         184,205
Accumulated deficit                                  (93,786)        (80,405)
Net                                                    92,666         104,076

Net                                               $   732,799     $   740,638




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                          1997           1996
                                                                  (reclassified)
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $  (2,317)      $    2,255
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership                 (793)             767
Equity earnings in joint venture                           (255)           (300)
Depreciation and amortization                             22,897          21,277
Extraordinary loss on early extinguishment of debt           732             120
Net changes in:
Tenant and other receivables                               3,314           3,699
Deferred charges and other assets                        (3,277)           2,442
Accounts payable and other liabilities                   (8,044)         (5,943)
Net cash provided by operating activities                 12,257          24,317

Cash flows from investing activities:
Investment in income properties                         (17,834)        (29,536)
Distributions from joint venture                             150             200
Net cash (used in) investing activities                 (17,684)        (29,336)

Cash flows from financing activities:
Net proceeds from dividend reinvestment plan                 858             503
Proceeds from issuance of debt, net of issuance cost      77,435          40,804
Debt repayments                                         (62,049)        (21,179)
Dividends and distributions paid                        (14,839)        (14,766)
Net cash provided by financing activities                  1,405           5,362

Net (decrease) increase in cash and cash equivalents     (4,022)             343

Cash and cash equivalents, beginning of period             6,746           6,036

Cash and cash equivalents, end of period              $    2,724      $    6,379

Interest paid (net of capitalized amounts)            $   21,135      $   20,188
Interest capitalized                                  $    1,265      $    1,439

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.           $    1,676      $    1,448
