Form 10-Q
period 1997-09-30
CROWN AMERICAN REALTY TRUST
filed 1997-11-12
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         Common Shares of Beneficial Interest, par value $.01 per share
  11.00% Senior Preferred Shares, par value $.01 per share ($50.00 Liquidation
                                   Preference)
                                (Title of Class)

   As of October 24, 1997, 27,727,212 Common Shares of Beneficial Interest and
     2,500,000 11.00% Senior Preferred Shares of the registrant were issued.

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

                             Yes   X        No  ____







                           Crown American Realty Trust
                                    Form 10-Q
                For the Quarterly Period ended September 30, 1997

                                      INDEX

Part I -    Financial Information

     Item 1:   Financial Statements

               Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

               Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996

               Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1997

               Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

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

     Item 3:   Defaults Upon Senior Securities

     Item 4:   Submission of Matters to a Vote of Security Holders

     Item 5:   Other Information

     Item 6:   Exhibits and Reports on Form 8-K

     Signatures




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                September 30,      December 31,
                                                    1997              1996

                                                 (Unaudited)

                                                       (in thousands)

Income-producing properties:
Land                                              $  120,198      $   120,999
Buildings and improvements                           823,765          798,470
Deferred leasing and other charges                    39,666           41,223
 Net                                                 983,629          960,692
Accumulated depreciation and amortization          (305,639)        (281,478)
Net                                                  677,990          679,214
Other assets:
Investment in joint venture                            5,755            5,799
Cash and cash equivalents                             44,028            6,746
Tenant and other receivables                          13,435           16,516
Deferred charges and other assets                     37,418           32,363
Net                                               $  778,626      $   740,638


Liabilities:

Debt on income-producing  properties              $  531,900      $   568,785
Accounts payable and other liabilities                24,532           32,201
Net                                                  556,432          600,986

Minority interest in Operating Partnership            30,781           35,576

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                    25
Common shares, par value $.01 per share,
120,000,000 shares
authorized, 27,727,212 and 27,612,756 shares
issued at September 30, 1997 and December 31,
1996, respectively                                       277              276
Additional paid-in capital                           304,024          184,205
Accumulated deficit                                (101,676)         (80,405)
Net                                                  202,650          104,076
Less common shares held in treasury at cost,
1,169,998 and 0 shares at September 30, 1997
and December 31, 1996, respectively                 (11,237)
Net                                                  191,413          104,076
Net                                               $  778,626      $   740,638


The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1997        1996         1997        1996
                                      (in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent                        $  20,025   $ 20,778    $ 59,845   $ 62,320
Percentage rent                        1,290      1,263       3,898      3,880
Property operating cost                7,047      7,241      21,484     21,877
recoveries
Temporary and promotional leasing      1,613      1,592       4,875      4,372
Net utility income                       601        562       2,014      1,834
Business interruption insurance                                            830
Miscellaneous income                     165        348         484      1,027
Net                                   30,741     31,784      92,600     96,140

Property operating costs:
Recoverable operating costs            9,681      9,443      28,536     29,720
Property administrative costs            502        520       1,526      1,512
Other operating costs                    457        731       1,381      2,058
Depreciation and amortization          9,396      9,399      28,530     26,299
Net                                   20,036     20,093      59,973     59,589
Net                                   10,705     11,691      32,627     36,551
Other expenses:
General and administrative             1,003      1,039       3,052      3,023
Interest                               9,644     11,181      32,464     33,499
Net                                   10,647     12,220      35,516     36,522
Net                                       58      (529)     (2,889)         29

Property sales, disposals and
adjustments:
Gain on sale of office building                   2,351                  2,351
Gain on sale of outparcel land           399        371         968      2,955
Net                                      399      2,722         968      5,306

Income (loss)  before
extraordinary item
and minority interest                    457      2,193     (1,921)      5,335
Extraordinary loss on early
extinguishment of debt                 (631)      (598)     (1,363)      (718)

Income (loss) before minority          (174)      1,595     (3,284)      4,617
interest

Minority interest in Operating           862      (406)       1,655     (1,173)
Partnership

Net income (loss)                        688      1,189     (1,629)      3,444
Income allocated to preferred          3,208                  3,208
shares
Net income (loss) applicable to     $ (2,520)   $  1,189    $(4,837)   $  3,444
common shares

Per common share data:
Income (loss)  before               $   (.08)   $    .06    $  (.14)   $    .14
extraordinary
item
Extraordinary item (net of              (.02)      (.02)       (.04)      (.02)
minority interest)
Net income (loss)                   $   (.10)   $    .04    $  (.18)   $    .12

Weighted average shares               27,092     27,533      27,467     27,495
outstanding

The accompanying notes are an integral part of these statements.



Consolidated Statement of Shareholder's Equity
(Unaudited)

                                      Common
                                      Shares         Senior
                                    Issued and      Preferred     Common
                                    Outstanding      Shares       Shares

                                                (in thousands)

Balance, January 1, 1997                 27,613  $            $     276

Common shares issued under dividend
reinvestment plan                           114                       1

Common shares purchased and held in     (1,170)
treasury

Transfer in (out) of limited
partner's interest in the Operating
Partnership

Capital contributions from Crown
Investments Trust:
Cash flow support

Issuance of Preferred shares                               25

Net income (loss)

Dividends paid and accrued

Balance, September 30, 1997              26,557  $        25  $     277



                                                                 Common
                                      Additional                  Shares
                                     Paid in     Accumulated  Held in
                                     Capital      Deficit     Treasury   Total

                                                   (in thousands)

Balance, January 1, 1997            $  184,205  $ (80,405)  $          $104,076

Shares issued under dividend
reinvestment plan                         920                               921

Buyback of Common Shares                                     (11,237)   (11,237)

Transfer in (out) of limited
partner's interest in the Operating    (1,840)                           (1,840)
Partnership

Capital contributions from Crown
Investments Trust:
Cash flow support                       2,041                             2,041

Issuance of Preferred Shares          118,698                           118,723

Net income                                        (1,629)                (1,629)

Dividend paid and accrued                        (19,642)               (19,642)

Balance, September 30, 1997         $  304,024  $ (101,676)  $ (11,237) $191,413


The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                       1997            1996
                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                                  $   (1,629)      $   3,444
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership             (1,655)          1,173
Gain on sale of office building                                       (2,351)
Equity earnings in joint venture                         (383)          (450)
Depreciation and amortization                           34,200         32,597
Extraordinary loss on early extinguishment of debt       1,363            718
Net changes in:
Tenant and other receivables                             3,081          3,345
Deferred charges and other assets                      (9,388)          (434)
Accounts payable and other liabilities                 (5,653)        (4,841)
Net cash provided by operating activities               19,936         33,201

Cash flows from investing activities:
Investment in income properties                       (27,082)       (41,511)
Distributions from joint venture                           150            300
Cash from sale of office building (net of closing                       9,452
costs)
Net cash (used in) investing activities               (26,932)       (31,759)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred         118,723
shares
Net proceeds from issuance of common shares under
dividend reinvestment plan                                 921            856
Purchase of common shares held in treasury            (11,237)
Proceeds from issuance of debt, net of issuance         81,282         82,630
cost
Debt repayments                                      (120,832)       (61,633)
Dividends and distributions paid on common shares
and partnership units                                 (22,096)       (22,161)
Dividends paid on senior preferred shares              (2,483)
Net cash provided by (used in)  financing               44,278          (308)
activities

Net increase in cash and cash equivalents               37,282          1,134

Cash and cash equivalents, beginning of period           6,746          6,036

Cash and cash equivalents, end of period           $    44,028      $   7,170

Interest paid (net of capitalized amounts)         $    30,965      $  30,416
Interest capitalized                               $     1,982      $   2,272

Non-cash financing activities:
Cash flow support credited to minority interest
and paid in capital that was prefunded in 1995.    $     2,742      $   2,209
Preferred dividends accrued, but unpaid as of      $       725      $
period end

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

NOTE 2 - PREFERRED SHARE OFFERING

The Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares on July 3, 1997. The initial offering price was $50.00 per share. The preferred shares are non-callable by the Company for a ten-year period (until July 31, 2007). On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below:


                                                       Redemption Price
          Redemption Period                                 Per Share

     July 31, 2007 through July 30, 2009                    $52.50
     July 31, 2009 through July 20, 2010                    $51.50
     On or after July 31, 2010                              $50.00

The net proceeds from the offering were $118.7 million after underwriter's commission and other offering expenses. The proceeds have been used to repay $58.3 million of debt in early July and to repurchase $11.2 million of common shares to be held in treasury under a common share repurchase program approved by the Board of Trustees. The remaining proceeds may be used to finance future property acquisitions and development projects, to continue funding the common share repurchase program, and for working capital. The repayment of debt fully unencumbered three of the Company's mall properties.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA (as defined) (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The leverage ratio computed as of September 30, 1997, is 6.08 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (as defined) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                   September 30, 1997  December 31, 1996
Mortgage loans                        $  280,637         $    280,637
Permanent loans                          169,901              165,134
Construction loans                        51,362               87,389
Secured term loans                        30,000               35,625
Net                                   $  531,900            $ 568,785

Mortgage Loans

Concurrently  with the offering of shares of the Company in 1993, the  Financing
Partnership   borrowed   an  aggregate  principal   amount   of   $300   million
(collectively,  the  "Mortgage Loans") through Kidder Peabody  Mortgage  Capital
Corporation (the "Lender").

In  connection  with obtaining a construction loan for rebuilding and  expanding
Logan  Valley  Mall, in December 1995 the Company repaid $19.4  million  of  the
Mortgage Loans in order to release the Logan Valley Mall from the Mortgage Loans and Financing Partnership. No prepayment penalty was incurred.

The  Mortgage  Loans  are  non-recourse to the  Financing  Partnership  and  are evidenced by 14 separate notes requiring aggregate principal payments  of  $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to  optional  prepayment.  The notes bear fixed interest,  payable  monthly,  at rates  of  6.55%,  7.20% and 7.85% for the loans due in 1998,  2000,  and  2003, respectively, for an average rate of 7.24% in 1997 and 1996.  The  average  rate as  of  September 30, 1997 is 7.24%.  Repayment of the Mortgage Loans is secured by  separate  first mortgage liens and second mortgage liens (each a "Mortgage")
on  the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties.  In order to maintain certain tax bases, Crown Investments
guaranteed  approximately  $250  million of such  indebtedness.   Each  Mortgage
contains  a  cross-default provision allowing the Lender to  declare  a  default under any or all of the Mortgages if the Financing Partnership fails to make any payment  of principal, interest, premium or any other sum due under any Mortgage
Loan  or  another  event  of default occurs under the mortgage  documents.   The
Mortgage Loans allow the Financing Partnership to borrow up to $10 million  from other  parties,  either unsecured or secured by a qualifying  subordinate  lien, provided the proceeds are used solely to finance tenant improvements or  leasing costs.  No such amounts are borrowed as of  September 30, 1997.

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

The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves.
Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of September 30, 1997, $1.4 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At  September 30, 1997, permanent loans consisted of nine loans secured by seven properties  held  by  the  Operating Partnership with  various  maturities  from
January 1998 through December 2008. Included in permanent loans are (1)  a  $3.1 million  interest  free Urban Development Action Grant loan  with  the  City  of
Johnstown, Pennsylvania, secured by an office building and due October 2006, and
(2)  a  4.5% Industrial Development Bond secured with a $1.3 million  letter  of
credit.   This  letter of credit expires on April 30, 1999.  Crown  Holding  has guaranteed one loan with a balance of $11.4 million as of September 30, 1997

Construction Loans

At  September  30, 1997, the Company had a construction loan on one  mall.   The
loan bears interest at a variable interest rate indexed to the LIBOR rate.   The
loan  has  certain restrictive covenants including minimum coverage  ratios  and limitations  on  investments and borrowings without the  prior  consent  of  the lenders.

Secured Term Loans and Lines of Credit

At  September  30,  1997, the Company had three secured term  loan  arrangements totaling $45.6 million, of which $5.6 million is a revolving bank line of credit
($0  and  $5.6 million outstanding at September 30, 1997 and December 31,  1996, respectively) used for general corporate purposes and is renewable  annually  on
April   30.   The  loans  have  certain  restrictive  covenants  including   the
maintenance  of  certain  coverage ratios and  limitations  on  investments  and borrowings  without  the  prior consent of the lenders.  In  January  1997,  the
Company  entered  into  a $10 million unsecured line of credit  with  a  related party, of which $0 was outstanding at September 30, 1997.

Interest Rates

The  Mortgage  Loans on the Financing Partnership properties and  eight  of  the
permanent   loans  related  to  six  of  the  Operating  Partnership  properties
(aggregate  principal outstanding of $400.5 million at September 30, 1997)  have fixed  interest  rates ranging from 0% to 9.79%.  The weighted average  interest rate on this fixed-rate debt at September 30, 1997 and 1996 was 7.66% and 7.82%, respectively.  The weighted average interest rate during the nine  months  ended
September 30, 1997 and 1996 was 7.71% and 7.88%, respectively.

All of the remaining loans (aggregate principal outstanding of $131.4 million at
September 30, 1997) have variable rated debt based on spreads ranging from 1.75%
to  3.50% above 30 day LIBOR, except for the two lines of credit which are based
on  spreads  of  .63%  and  1.63% above the prime rate.   The  weighted  average
interest  rate on the variable rated debt at September 30, 1997,  and  1996  was
7.77%,  and 7.83%, respectively.  The weighted average interest rate during  the nine months ended September 30, 1997 and 1996 was 7.95% and 8.02%, respectively.

Refinancing or Extension of Three Mortgage Loans Completed in Late June

On  June  27 and 30, 1997 the Company refinanced or extended mortgage  loans  on
three  existing  shopping mall properties:   Capital City Mall, Harrisburg,  PA;
Oak Ridge Mall, Oak Ridge, TN; and Schuylkill Mall, Frackville, PA.

Capital City Mall was refinanced with a new $41.0 million mortgage, placed  with a major life insurance company, that has a seven-year maturity, a fixed interest rate of 8.27% and 25 year amortization.  It replaced a $38.3 million 9.79% fixed interest  rate  mortgage loan that has been scheduled to mature on  December  1,
1997.   Approximately $1.5 million of the proceeds of the new mortgage are being used for an interior renovation of Capital City Mall.

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

The Company also extended its existing $36.9 million mortgage loan on Schuylkill
Mall for seven years to December 1, 2004; this loan has been scheduled to mature on  December  1,  1997.  The extended loan will have a fixed  interest  rate  of
8.375%  beginning  December  1,  1997, with 23 year  amortization  and  will  be
recourse.   The loan currently has a fixed interest rate of 9.79%  and  is  non-
amortizing.

In  connection  with  the  repayment of indebtedness  under  existing  loans  as described  above  and  in  Note 2, the Company has recorded  approximately  $1.4 million  extraordinary loss on early extinguishment of debt.  This loss  results from  writing  off  unamortized deferred financing  costs  and  from  prepayment penalties associated with certain loans that were prepaid.

Debt Maturities

As of September 30, 1997, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      Period/Year Ending
      December  31,
      1997 (three months)                     $      521
      1998 (year)                                120,353
      1999 (year)                                  3,543
      2000 (year)                                202,523
      2001 (year)                                  3,783
      Thereafter                                 201,177
                                              $  531,900


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Certain  of  the  following  comments contain forward  looking  statements  that involve  risk  and  uncertainties.  Factors that could cause actual  results  to
differ   materially  include:   overall  economic  conditions,  local   economic
conditions  in  the  market  areas surrounding each  property,  consumer  buying trends,  expansion  and  development plans of retailers and  other  current  and potential  tenants,  the  impact of competition, weather  patterns  and  related impact  on  consumer spending, changing interest rates and financing conditions, and  other  risk factors listed from time to time in the Company's SEC  reports, including this report on Form 10Q for the quarter ended September  30, 1997.

Selected Financial Data

The  table  on  the following page sets forth selected financial  data  for  the
Company  for  the  three and nine months ended September   30,  1997  and  1996.
Management's  discussion  and analysis of financial  condition  and  results  of operations  should  be  read  in conjunction with this  table  and  the  interim financial statements on pages 3 to 11.

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

Funds  from  Operations (FFO) is a recognized industry performance  measure  for
real   estate  investment  trusts  (REIT's)  and  as  defined  by  the  National
Association  of Real Estate Investment Trusts (NAREIT) generally represents  net income  or  loss  (computed  in  accordance with generally  accepted  accounting principles)  before real estate depreciation and amortization (as  defined)  and extraordinary items, and additionally includes amounts under the Company's  cash flow  support agreement (see Note 7 to the financial statements included in  the
Company's  1996  Form 10K).  Funds from Operations is used in  the  real  estate industry  as  a  measure of operating performance because  reductions  for  real estate  depreciation and amortization charges are not meaningful  in  evaluating the  operating results of real estate, which have historically been appreciating assets.  Gain on sales of outparcel land have been included in this supplemental measure of performance.  Gain on sales of properties and anchor store locations, adjustments  to  carrying values of assets to be disposed of, and  extraordinary items  are  excluded from FFO because such transactions are uncommon and  not  a part of ongoing operations.

EBITDA is defined as revenues and gain on sale of outparcel land, less operating costs,  including general and administrative expenses, before interest, and  all depreciation and amortization; EBITDA also excludes gain on sales of  properties and  anchor  store locations, adjustments to carrying values  of  assets  to  be disposed of, and extraordinary items because such items are uncommon not a  part
of  ongoing  operations.   Management believes EBITDA, as defined, provides  the
clearest indicator of operating performance for the following reasons:   (i)  it
is industry practice to evaluate the performance of real estate properties based on  net operating income (or NOI), which is generally equivalent to EBITDA;  and
(ii) both NOI and EBITDA are unaffected by the debt and equity structure of  the property owner.

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




                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   1997         1996         1997        1996
                                               (in thousands)
Selected Financial Data:

EBITDA (1 & 3)                    $ 20,579    $ 21,644  $ 62,371  $   66,261

Funds from Operations (FFO)
(2 & 3):
Net Income (loss)                 $    688    $  1,189  $ (1,629) $    3,444
Adjustments:
Minority interest in Operating       (862)         406    (1,655)      1,173
Partnership
Depreciation and amortization -      9,704       9,738     29,519     27,258
real estate
Operating covenant amortization        658         680      1,973      1,973
Cash flow support                    1,066         761      2,742      2,209
Gain on asset sales                             (2,351)               (2,351)
Extraordinary loss on early
extinguishment of debt                 631         598      1,363        718
Funds from Operations, before
allocations to minority interests
and preferred shares                11,885      11,021     32,313     34,424
Less:
Amount allocable to preferred        3,208                  3,208
shares
Amount allocable to minority         2,246       2,781      7,444      8,699
interest
Funds from Operations applicable
to common shares                  $  6,431   $  8,240    $ 21,661  $  25,725
Average common shares outstanding   27,092     27,533      27,467     27,495
(000)

Cash Flows:
Net cash provided by operating    $  7,679    $  8,884   $ 19,936  $  33,201
activities
Net cash used in investing        $ (9,248)   $ (2,423) $(26,932)  $ (31,759)
activities
Net cash (used in) provided by
financing activities              $ 42,873    $ (5,670) $ 44,278  $     (308)


1. EBITDA represents revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization; EBITDA also exlcudes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon not a part of ongoing operations.
2. Funds from Operations represents net income before minority interest and before depreciation and amortization plus earned cash flow support and adjustment for certain unusual items.
3. EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally needs and (iii) should not be con-sidered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison  of  Nine   and  Three  Months  Ended   September  30,  1997  to  the
corresponding periods in 1996

Revenues

For the first nine months of 1997, revenues totaled $92.6 million compared to $96.1 million in the first nine months of 1996, a decrease of $3.5 million. Positive factors affecting revenues for the nine months were temporary and promotional leasing, which increased $0.5 million over 1996, and straight-line rents (up $0.4 million); negative factors affecting revenues for the first nine months were: lower minimum and percentage rents of $1.5 million due to fewer mall shops open in the first quarter and due to delayed tenant openings; lower business interruption income of $0.8 million from the Logan Valley Fire; lower recovery income of $0.4 million, due mainly to lower recoverable costs; lower lease buyout income of $1.3 million; and lower miscellaneous income of $0.5 million. The reduction in lease buyout income of $1.3 million was primarily due to the buyout of an anchor tenant lease at one mall location.

Total revenues for the third quarter of 1997 were $30.7 million compared with $31.8 million for the same period in 1996. Positive factors affecting revenues for the third quarter were: base and percentage rents from mall shops increased $0.5 million, and straight-line rents were up $0.1 million. Negative factors affecting revenues for the quarter were: base and percentage rents from anchor tenants decreased by $0.4 million due to several vacancies; lease buyout income decreased by $1.0 million due to the buyout of an anchor tenant lease at one location; and lower miscellaneous income of $0.2 million.

Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first nine months of 1997 were $31.4 million, down $1.8 million from the corresponding period in 1996. Factors contributing to this decrease were lower snow removal costs in the first quarter of 1997, lower insurance costs and real estate tax expense, and lower consulting fees and non-recoverable mall repairs. Depreciation and amortization expense increased by $2.2 million in the first nine months of 1997 compared to 1996 due to a cessation of depreciation in the first quarter of 1996 on certain assets that had been held for possible sale in 1996. These assets were withdrawn from held for sale status during the second quarter of 1996.

Recoverable and non-recoverable mall operating costs for the three months ended September 30, 1997 were $10.6 million compared to $10.7 million in 1996. Depreciation and amortization for the third quarter of 1997 was even with that of the third quarter of 1996 at $9.4 million.

General, Administrative and Interest Expenses:

For the first nine months of 1997, general and administrative expenses were approximately $3.1 million, up less than $0.1 million from 1996. Interest expense decreased by $1.0 million in the first nine months of 1997 compared to 1996. This decrease in interest expense of $1.0 million was primarily attributable to the proceeds received from the Preferred Share Offering (see
Note 2) which resulted in higher interest income and lower interest expense due to the paydown of approximately $58.3 million of debt.

In the third quarter of 1997, general and administrative expenses were $1.0 million, or even with the third quarter of 1996. Interest expense for the three months ended September 30, 1997 was $9.6 million, a decrease of $1.5 million from what was reported in the third quarter of 1996. This decrease was also attributable to the Preferred Share Offering mentioned above.

Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $1.0 million for the first nine months of 1997, a decrease of $2.0 million from the corresponding period of 1996. For the third quarter of 1997, gain on outparcel sales was $0.4 million, or the same as the third quarter of 1996.

In  September  1996,  the Company sold the Patrick Henry  Corporate  Center,  an
office building located in Newport News, Virginia to an insurance company.   The
net gain from this transaction was $2.35 million.

Net Income (loss):

The net loss for the first nine months of 1997 was $1.6 million, or $0.18 per common share, compared with net income of $3.4 million, or $0.12 per share, for the first nine months of 1996. The first nine months of 1997 include an extraordinary loss on the early extinguishment of debt of $1.4 million, or $0.04 per share, compared to $0.7 million in the same period of 1996, or $0.02 per share.

The net income for the third quarter of 1997 was $0.7 million; after deducting preferred dividends there was a net loss applicable to common shares of $2.5 million, or $0.10 per common share, this compares to net income of $1.2 million, or $0.04 per share, in 1996. The third quarters of 1997 and 1996 each include an extraordinary loss on the early extinguishment of debt of $0.6 million, or $0.02 per share.

Funds from Operations:

For the nine months ended September 30, 1997, total Funds from Operations ("FFO") before allocations to minority interests and preferred shares was $32.3 million, down from $34.4 million for the same period of 1996. After deductions for minority interests and preferred share dividends, FFO applicable to common shares was $21.7 million, compared with $25.7 million, for the corresponding period in 1996. FFO from core mall operations during the nine months was up by $0.8 million. Core mall operations includes minimum, percentage and straight-line rents, net mall operating costs (after tenant recoveries), temporary and promotional leasing, and miscellaneous mall and net utility income. However, this was offset by $2.0 million in lower gain on land sales, $1.3 million in lower lease buyouts, $0.8 million in lower business interruption insurance income related to the December 1994 fire at Logan Valley Mall, and by $1.5 million net impact of the preferred offering completed in July 1997.

For the quarter ended September 30, 1997, FFO before allocations to minority interests and preferred shares was $11.9 million, up from $11.0 million for the same period of 1996. After deductions for minority interests and preferred shares, FFO applicable to common shares was $6.4 million, compared to $8.2 million, in the same quarter of 1996. This decline in FFO was mainly due to $1.0 million in lower lease buyout income this year compared with the third quarter of 1996 when Kmart bought out its lease in one location, and the $1.5 million from the net temporary dilutive impact of the $125 million preferred share offering.

EBITDA

For the nine months ended September 30, 1997, EBITDA was $62.4 million compared to $66.3 million in 1996. For the third quarter of 1997, EBITDA was $20.6 million compared to $21.6 million in 1996. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

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

As further described in Note 2 to the interim financial statements included herein, on July 3, 1997 the Company completed an offering of 11.00% senior preferred shares for an aggregate of $118.7 million after underwriter's commission and other offering expenses. The proceeds have been used to repay $58.3 million of debt in early July and to repurchase $11.2 million of common shares to be held in treasury under a common share repurchase program approved by the Board of Trustees. The remaining proceeds may be used to finance future property acquisitions and development projects, to continue funding the common share repurchase program, and for working capital. The repayment of debt fully unencumbered three of the Company's mall properties.

During 1995 the Company started the reconstruction and expansion of the fire-damaged Logan Valley Mall; the construction project was substantially completed in the third quarter of 1997 at a total cost of approximately $68.0 million, including tenant allowances for new tenants. A bank construction loan, with a current balance of $51.4 million, was used to fund most of the project costs with the remainder funded from the Company's internal cash flows.

As of September 30, 1997 the scheduled principal payments on all debt are as follows: $0.5 million for the three months ending December 31, 1997, and $120.4 million; $3.5 million; $202.5 million; and $3.8 million in the years ending December 31, 1998 through 2001, respectively, and $201.2 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to cash interest costs for the years ended December 31, 1996, 1995, and 1994 were 2.08 to 1, 2.13 to 1, and
2.34 to 1, respectively.

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

On August 10, 1995, August 17, 1995, and September 8, 1995, complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a recent decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995, of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the sale of certain assets that do not currently fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on February 23, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

A fourth Complaint was filed the week of December 15, 1995, by an individual on behalf of himself and also purportedly on behalf of other similarly situated persons against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of Pennsylvania (the Warden action). This action was subsequently transferred to the Western District of Pennsylvania. While this Complaint is substantially similar to the previous Complaints, it alleges a class period extending from August 17, 1993 (the IPO Date) to August 8, 1995. Pursuant to an amended complaint, the Plaintiffs changed the end of this class period to February 29, 1995.

The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated action. On September 15, 1997, the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997, the Plaintiffs filed a second amended complaint in the consolidated action. Although the Company and its counsel are currently evaluating the second amended complaint, the Company anticipates the filing of a motion to dismiss the second amended complaint. Furthermore, as a result of the Court's September 15, 1997 decision, the Company anticipates the filing of a second amended complaint in the Warden action.

The consolidated legal action and the Warden action are in a very preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the actions. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

As a result of the fire which damaged the Logan Valley Mall in Altoona, Pennsylvania on December 16, 1994 a number of tenants or their insurers have filed lawsuits against the Company for damages to property and for interruption of business. In summary, nine lawsuits have been filed in the Court of Common Pleas of Blair County, Pennsylvania. The Company has insurance policies in place with coverage limits sufficient to indemnify the Company for any
anticipated  losses arising from these lawsuits.   In August 1997,  all  of  the
above-referenced lawsuits were settled within the coverage limits of the applicable insurance policies. The settlements had no material adverse effect on the Company's results of operations or financial condition.

Dillard's Virginia, Inc. has filed suit alleging that the Company and The May Department Stores Company ("May") have conspired and agreed in restraint of trade in violation of the antitrust laws of the United States and Commonwealth of Virginia. This action arises out of the Company's termination of a lease at Patrick Henry Mall that had been held by Proffitt's department stores.

In December 1996, Proffitt's advised the Company that it was selling its stores in the Tidewater region of Virginia to Dillard Department Stores, Inc. and would therefore be assigning its interest in the Lease to Dillard. Pursuant to the Lease between the Company and Proffitt's, the Company had the right to terminate its Lease with Proffitt's in the event of assignment to a third party. The Company exercised its right of termination. In conjunction with its termination of the Lease, the Company filed a declaratory judgment action in the state court of Virginia seeking a judicial affirmation of the lease termination. In response to the Company's Complaint, Dillard filed a Motion to Dismiss which was summarily denied by the state court.

In August of 1997, Dillard filed the instant case in the United States District Court for the Eastern District of Virginia. This Complaint initially asserted one count against the Company for breach of contract claim against the Company and two counts against May for violation of federal and state antitrust laws. On September 18, 1997, Dillard moved to amend its Complaint to include the Company as a defendant with respect to the antitrust claims previously asserted against May.

In conjunction with its Complaint, Dillard sought a preliminary injunction to enjoin the Company from leasing or otherwise conveying certain premises at the Patrick Henry Mall to May. During a hearing on October 8, 1997, Dillard's request for a preliminary injunction was denied. In addition, the court declined  to  exercise  supplementary  jurisdiction  over  Dillard's  breach  of contract claim against the Company. That claim was dismissed by the court without prejudice to be pursued by Dillard in the state courts. To date, no action has been taken by Dillard to pursue that action in the state court.

While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

Item 2:    Changes in Securities

      None

Item 3:    Defaults Upon Senior Securities

      None

Item 4:    Submission of Matters to a Vote of Security Holders

      None

Item 5:    Other Information

       On October 30, 1997, the Company issued its regular quarterly earnings release and its Third Quarter 1997 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

        Exhibit   99 (a)  - Press release dated October 30, 1997
        Exhibit  99  (b)  - Third  Quarter  1997  Supplemental  Financial and
                            Operational Information Package

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



Date:      November 12, 1997            CROWN AMERICAN REALTY TRUST

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


Date:      November 12, 1997            CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                          Mark E. Pasquerilla
                                              President
                                  (Authorized Officer of the Registrant
                                       and Principal Operating Officer)


Date:      November 12, 1997            CROWN AMERICAN REALTY TRUST

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



Date:      November 12, 1997            CROWN AMERICAN REALTY TRUST

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
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Thursday, October 30, 1997



                       CROWN AMERICAN REALTY TRUST REPORTS
                            CORE MALL RESULTS IMPROVE
                      FOR THE THIRD QUARTER AND NINE MONTHS

                      CROWN AMERICAN REALTY TRUST ANNOUNCES
                  THIRD QUARTER RESULTS AND DECLARES DIVIDENDS

Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the third quarter and for the nine months ended September 30, 1997. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.

"Third quarter results are generally in line with our expectations and are continuing to reflect the impact of the positive leasing trends we have experienced during 1997," stated Crown American Realty Trust President, Mark E. Pasquerilla. "FFO (Funds From Operations) contributed from our `core' mall operations was up in both the third quarter and for the nine months ended September 30, 1997 compared to the corresponding periods of 1996. Core mall operations includes minimum, percentage and straight-line rents, net mall operating costs (after tenant recoveries), temporary and promotional leasing, and miscellaneous mall and net utility income. However, due to other factors, such as high lease buyouts in 1996, and the temporary dilutive impact of the July 1997 preferred share offering, net FFO allocable to common shares for the third quarter was lower than 1996 by $1.8 million ($0.06 per share). While FFO from the core mall operations in the fourth quarter of 1997 is expected to outperform 1996, total FFO allocable to common shares will slightly trail last year's fourth quarter due to $1.0 million in lease buyout income in the fourth quarter of 1996 and $.02 to $.03 per share net dilutive impact from the preferred offering (expected to be between $.06 and $.07 per share for all of 1997).

"The fundamental operating trends in the portfolio continue to be positive,"
Pasquerilla continued.    "For the first nine months of 1997, comparable small
shop sales increased by 4.6 percent. Annualized revenues from new and renewal signed small shop leases during the nine months were $11.6 million, 74 percent higher than the same period in 1996. In addition to the small shop leasing, we have signed theater and freestanding leases having annual revenues of $2.2 million so far this year. Based on these trends, we expect 1998 to show a modest improvement in FFO per share compared to 1997, thus reversing the decline in FFO we have had during the last three years."

                              Dividend Information

The Board of Trustees declared a regular quarterly dividend of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable December 12, 1997 to shareholders of record on November 28, 1997.

                      Financial Information - Third Quarter

For the quarter ended September 30, 1997, the Company reports that Funds from Operations (FFO) allocable to common shares was $6.4 million, or $0.24 per common share, compared with $8.2 million, or $0.30 per common share, for the third quarter of 1996. The difference is due primarily to $1.0 million ($0.03 per share) in lower lease buyout income this year compared with the third quarter of 1996 when Kmart bought out its lease in one location, and $1.5 million ($0.04 per share) from the net temporary dilutive impact of the $125 million preferred share offering completed in early July 1997. The net dilutive impact of the preferred reflects the $3.2 million in preferred dividends, offset by $1.7 million interest savings on the $58.3 million in debt paid-down from the preferred share proceeds and interest income on temporary short term investments. The per share impact from the preferred offering was also mitigated by the lower average common shares outstanding due to the common share buyback program which has been funded from the preferred share proceeds.
Through September 30, 1997, the Company had acquired nearly 1.2 million common shares under the previously announced buyback program; the Board of Trustees has authorized the repurchase of up to 2.5 million common shares.

Total revenues for the third quarter were $30.7 million, as compared to $31.8 for the third quarter of 1996. The $1.1 million decrease is due to $1.0 million in lower lease buyout income (included in minimum rent) compared to 1996, $0.1 million in lower fees and commissions from sales of non-Company properties (included in miscellaneous income), $0.2 million in lower cost recovery income due to lower recovery costs, offset by $0.2 million higher small shop and anchor rents.

For the third quarter of 1997, the Company achieved net income of $0.7 million. After deducting preferred dividends, there was a net loss applicable to common shares of $2.5 million, or $0.10 per common share. This compares to $1.2 million net income, or $0.04 per share, in the third quarter of 1996. Net income in the three and nine months ended September 30, 1996 was positively impacted by a $2.4 million gain from the sale of Patrick Henry Corporate Center, an office building located in Newport News, Virginia.

                       Financial Information - Nine Months

For the first nine months of 1997, FFO allocable to common shares was $21.7 million or $0.79 per share, compared to $25.7 million, or $0.94 per share, in 1996. FFO from core mall operations during the nine months was up by $0.02 per share; however, this was offset by $2.0 million ($0.05 per share) in lower gain on land sales, $1.3 million in lower lease buyouts ($.04 per share), $0.8 million in lower business interruption insurance income related to the December 1994 fire at Logan Valley Mall ($.02 per share), and by the net impact of the preferred offering ($.04 per share).

For the first nine months of 1997, revenues were $92.6 million compared to $96.1 million in 1996. The difference is mainly due to the $0.8 million lower business interruption insurance, $0.4 in lower cost recovery income due mainly to lower recoverable costs at the properties, $1.3 million in lower lease buyout income, $1.1 million in lower small shop base rents due to lower average occupancy partially offset by higher average base rent per foot, $0.4 million in lower anchor base rents, $0.3 million in lower fees and commissions from sales of non-Company properties (included in miscellaneous income), and $0.7 million in higher temporary and promotional income and net utility income.

For the nine months ended September 30, 1997, there was a net loss of $1.6 million, or $0.18 per common share after preferred dividends, compared to $3.4 million net income, or $0.12 per share, in the corresponding period of 1996. Net income for the nine months ended September 30, 1996 was positively impacted by the $2.4 million gain from the sale of Patrick Henry Corporate Center, as noted above.

                              Operating Information

During the third quarter of 1997, leases for 213,000 square feet of mall shops were signed resulting in $3.6 million in annual base rental income. This compares to 100,000 square feet for $2.3 million during the same period in 1996, a 56 percent increase based on annual rental income. A total of 88 leases were signed, which included 42 renewals and 46 new leases. Annualized revenues from new and renewal signed small shop leases during the nine months were $11.6 million, 74 percent higher than the same period in 1996.

For the nine months ended September 30, 1997, the average rent for mall shop leases signed was $19.23 per square foot compared with $20.13 for the same period in 1996. The average rents per square foot were $21.55 for new leases and $17.20 for renewals in the first nine months of 1997, compared with $20.40 and $19.58, respectively, in 1996.

Also during the third quarter of 1997, leases for 4,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $35,000 in annual base rental income. For the nine months ended September 30, 1997, the Company has signed leases on 220,000 square feet resulting in $2.2 million in annual base rental income.

The average base rent of the portfolio as of September 30, 1997 was $16.69 per square foot. This is a 6.2 percent increase from $15.71 per square foot as of September 30, 1996, and the 16th consecutive quarter that average base rent has increased.

Overall, mall shop occupancy was 77 percent as of September 30, 1997.   This
compares to 77 percent as of September 30, 1996, and is higher than occupancy reported at year-end 1996 and in early 1997.

Mall shop comparable sales for the nine months ended September 30, 1997 were $143.67 per square foot. This is a 4.6 percent increase over the amount reported for September 30, 1996.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.7 percent as of September 30, 1997, as compared to 10.8 percent as of September 30, 1996.

Temporary and promotional leasing income for the first nine months of 1997 amounted to $4.9 million, an 11.4 percent increase over the same period in 1996.

                          Expansion/Renovation Projects

In October, the Company announced that at Patrick Henry Mall (Newport News, Va.) agreements have been reached with Belk Stores for a major expansion of its facility and with The May Department Stores Company to add a new Hecht's department store to the ten-year old mall. Both department stores will be responsible for their own construction. In addition, Crown American will be adding 29,102 square feet of new mall shop space. Patrick Henry Mall is the portfolio's highest performer with 1996 comparable mall shop sales at $343 per square foot.

In August, the two and a half year expansion and reconstruction of Logan Valley Mall (Altoona, Pa.) was completed. The mall had been damaged in a December 1994 fire. The project, whose total cost approximates $68 million, included expanding a new Kaufmann's location, expanding and renovating Sears, relocating JCPenney into a new location, building a new eight-screen theater complex, building a new two-story mall shop area and completely renovating the existing mall.

Construction is nearing completion on a $1.5 million interior renovation at Capital City Mall (Harrisburg, Pa.). The project includes adding skylights and new ceiling treatments.

At West Manchester Mall (York, Pa.) construction is continuing on the addition of a 13 screen Regal Cinema. The 43,400 square foot theater is expected to open in early 1998.

Wal-Mart is more than doubling its size at Martinsburg Mall (Martinsburg, WV). The existing 90,000 square foot store will grow to a 204,000 square foot Wal-Mart Supercenter. Wal-Mart is primarily responsible for the construction costs of this project.

Construction is continuing at Oak Ridge Mall (Oak Ridge, Tenn.) where Goody's is relocating from an adjacent strip center outside the mall to a 22,000 square foot location inside the mall. Goody's is being relocated in order to build a new 14 screen 50,000 square foot Cinemark theater.

Pasquerilla concluded, "The Company's primary internal growth objectives are to increase mall shop occupancy while at the same time to continue to increase average base rents in the portfolio. Our mall shop leasing momentum is continuing. We continue to expect 1997 year-end occupancy to range from 78 to 79 percent. With the completion of the preferred share offering in July of this year, the Company has reduced its debt leverage and also significantly enhanced its ability to pursue external growth. We have been actively pursuing accretive mall acquisitions. In addition, we are working on a possible early refinancing of our $280 million REMIC debt in mid-1998 and other potential early refinancings to take advantage of the favorable rate environment and to provide further financial flexibility and funds for future acquisitions."

Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition consumer buying trends, weather patterns and other factors.

Crown American Realty Trust is the managing general partner and majority owner of Crown American Properties, L.P. (the "Operating Partnership") and Crown American Properties, L.P. is general partner of Crown American Financing Partnership, which entities own, acquire, operate and develop regional shopping malls. Currently, Crown American owns and operates 25 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

Selected financial data follows for Crown American Realty Trust for the three and nine months ended September 30, 1997. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.



EXHIBIT 99 (b)

THIRD QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)


                                     Three Months Ended     Nine Months Ended
                                        September 30,           September 30,

FINANCIAL AND ANALYTICAL DATA:           1997 vs. 1996         1997 vs. 1996

(in thousands, except per share data)     Total    Per       Total     Per
                                                   Share                Share
Base and percentage rents from anchors $    118 $   0.003  $ (1,514)   $ (0.042)
and mall shops
Temporary and promotional leasing            21                 503       0.014
income
Mall operating costs, net of tenant        (159)   (0.004)    1,467       0.040
recovery income
Utility income, miscellaneous mall          (15)                (12)
income, equity in joint venture
Straight line rental income                  132     0.004      387       0.010
   Core mall operations                       97     0.003      831       0.022

Lease buyout income                        (998)   (0.027)   (1,330)     (0.036)
Business interruption insurance from                           (830)     (0.022)
Logan Valley Fire
Property admin. and general & admin.          23    0.001       (14)
expenses; other
Cash flow support earned                      305   0.008       533       0.014
Interest expense, before impact from        (183)  (0.005)     (684)    (0.019)
preferred share
Gain on sale of outparcel land                28    0.001    (1,987)    (0.054)
Fee income on sales of non-company          (128)  (0.003)     (350)    (0.009)
properties
Impact of preferred shares on net          1,720    0.047     1,720      0.047
interest expense
Net impact on per share amounts from
FFO allocation to preferred shareholders
and from common share buybacks                     (0.084)              (0.084)
Rounding                                           (0.001)              (0.009)
Change in Total FFO for the period     $      864 $(0.060) $ (2,111) $  (0.150)


                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,

                                          1997      1996       1997       1996
Funds from Operations ($000 except per
share data):

Net income (loss)                      $      688 $    1,189 $  (1,629) $ 3,444
Adjustments:
Minority Interest in Operating             (862)       406    (1,655)     1,173
Partnership
Depreciation and amortization - real       9,704     9,738     29,519    27,258
estate
Operating covenant amortization              658       680      1,973     1,973
Cash flow support amounts                  1,066       761      2,742     2,209
Gain on sale of office building                    (2,351)              (2,351)
Extraordinary loss on early                  631       598      1,363       718
extinguishment of debt

FFO before allocations to minority        11,885    11,021     32,313    34,424
interest and preferred shares
Less preferred share dividends           (3,208)              (3,208)
Less portion of FFO allocable to         (2,246)   (2,781)    (7,444)    (8,699)
minority interest
FFO allocable to common shares         $   6,431  $  8,240   $ 21,661   $25,725
FFO per common share                   $    0.24  $   0.30   $   0.79   $ 0.94

Average common shares outstanding         27,092    27,533     27,467    27,495
during the period
Common shares outstanding at period       26,557    27,560     26,557    27,560
end

Avg. partnership units and common
shares outstanding during the period      36,530    36,972     36,905    36,934
Partnership units and common shares       35,996    36,999     35,996    36,999
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents     $   5,403  $  5,661   $ 16,638   $17,021
Mall shops - contractual or base rents    14,793    14,437     43,933    45,055
Straight line rental income                   15     (117)       (63)     (450)
Ground lease - contractual or base           378       385      1,128     1,155
rents
Lease buyout income                           94     1,092        182     1,512
Operating covenant amortization            (658)     (680)    (1,973)    (1,973)
Total minimum rents                    $  20,025  $ 20,778   $ 59,845   $62,320
Components of Percentage Rents:
Anchors                                $     612  $    718   $  2,017   $ 2,280
Mall shops and ground leases                 678       545      1,881     1,600
                                       $   1,290  $  1,263   $  3,898   $ 3,880


CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996      1997       1996
                                            (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land)
before interest, taxes and all          $  20,579 $  21,644 $   62,371 $ 66,261
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end           $ 400,538 $ 396,031 $  400,538 $396,031
Variable rate debt at period end          131,362   168,637    131,362  168,637
Total debt at period end                $ 531,900 $ 564,668 $  531,900 $564,668

Weighted avg. interest rate on fixed         7.7%      7.8%       7.7%     7.9%
rate debt for the period
Weighted avg. interest rate on variable      7.8%      8.0%       7.9%     8.0%
rate debt for the period

Total interest expense for period       $   9,644 $  11,181 $   32,464 $ 33,499
Amort. of deferred debt cost for period       813       953      2,498    3,083
(incl. in interest exp)
Capitalized interest costs during             716       833      1,982    2,272
period

Capital Expenditures Incurred:

Allowances for anchors tenants          $     100 $      75 $    2,973 $  3,443
Allowances for mall shop tenants            2,059     2,030      4,714    6,006
Leasing costs and commissions                 591       218      2,152    1,469
Expansions and major renovations            6,498     9,652     17,243   30,593
All other capital expenditures                975       675      1,245    1,135
(included in Other Assets)
Total Capital Expenditures during the   $  10,223 $  12,650 $   28,327 $ 42,646
period


OPERATING DATA:

Mall shop GLA at period end
(000 sq. ft.)                                                    5,349    5,234

Occupancy percentage at period end                                 77%      77%

Comp. Store Mall shop sales - 9 months                      $   143.67 $ 137.40
(per sq. ft.)

Mall shop occupancy cost percentage at                           10.7%    10.8%
period end

Average mall shop base rent at period                       $    16.69 $  15.71
end (per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                   108        70                 220
                                                                   282
New leases - $ per sq. ft.              $   18.95 $   21.50 $    21.55 $  20.40
Number of new leases signed.                   46        40        151      116

Renewal leases - sq. feet (000)               105        30        323      112
Renewal leases - $ per sq. ft.          $   14.65 $   25.29 $    17.20 $  19.58
Number of renewal leases signed.               42        22        146       74

Tenant Allowances for leases signed
during the period:
First Generation Space - per sq. ft.    $   46.34 $   16.47 $    36.30 $  32.38
Second Generation Space - per sq. ft.   $    7.83 $   10.05 $     6.58 $  11.34
Leases Signed during the period by:
First Generation Space - sq. feet (000)        20         4         75       65
Second Generation Space - sq. feet            193        96        530      267
(000)

Strip center and theater leasing for
the period
New leases - sq. feet (000)                     4    n/a           220    n/a
New leases - $ per sq. ft.              $    9.17    n/a    $    10.11    n/a



CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations
(Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       Sept. 30,                 Sept. 30,
                                   1997         1996         1997        1996
Rental operations:
Revenues:
Minimum rent                    $  20,025    $  20,778     $ 59,845     $ 62,320
Percentage rent                     1,290        1,263        3,898        3,880
Property operating cost             7,047        7,241       21,484       21,877
recoveries
Temporary and promotional           1,613        1,592        4,875        4,372
leasing
Net utility income                    601          562        2,014        1,834
Business interruption                                                        830
insurance
Miscellaneous income                  165          348          484        1,027
Net                                30,741       31,784       92,600       96,140

Property operating costs:
Recoverable operating costs         9,681        9,443       28,536       29,720
Property administrative costs         502          520        1,526        1,512
Other operating costs                 457          731        1,381        2,058
Depreciation and amortization       9,396        9,399       28,530       26,299
Net                                20,036       20,093       59,973       59,589
Net                                10,705       11,691       32,627       36,551
Other expenses:
General and administrative          1,003        1,039        3,052        3,023
Interest                            9,644       11,181       32,464       33,499
Net                                10,647       12,220       35,516       36,522
Net                                    58        (529)      (2,889)           29

Property sales, disposals and
adjustments:
Gain on sale of office building                  2,351                     2,351
Gain on sale of outparcel land        399          371          968        2,955
Net                                   399        2,722          968        5,306

Income (loss)  before
extraordinary item
and minority interest                 457        2,193      (1,921)        5,335
Extraordinary loss on early
extinguishment of debt              (631)        (598)      (1,363)        (718)

Income (loss) before minority       (174)        1,595      (3,284)        4,617
interest

Minority interest in Operating        862        (406)       1,655       (1,173)
Partnership

Net income (loss)                     688        1,189      (1,629)        3,444

Income allocable to preferred       3,208                    3,208
shareholders

Net income (loss) applicable
to common shareholders          $  (2,520)   $   1,189     $(4,837)     $ 3,444

Per common share
Income (loss)  before           $   (0.08)   $    0.06     $ (0.14)     $  0.14
extraordinary item
Extraordinary item, net of          (0.02)      (0.02)       (0.04)       (0.02)
minority interest
Net income (loss)               $   (0.10)    $   0.04    $  (0.18)   $    0.12

Weighted average shares            27,092       27,533       27,467       27,495
outstanding




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                September 30,     December 31,
                                                    1997              1996
                                                 (Unaudited)
Income properties:
Land                                            $    120,198     $    120,999
Buildings and improvements                           823,765          798,470
Deferred leasing and other charges                    39,666           41,223
Net                                                  983,629          960,692
Accumulated depreciation and amortization          (305,639)        (281,478)
Net                                                  677,990          679,214

Investment in joint venture                            5,755            5,799
Cash and cash equivalents                             44,028            6,746
Tenant and other receivables                          13,435           16,516
Deferred charges and other assets                     37,418           32,363
Net                                             $    778,626     $    740,638

Liabilities and Shareholders' Equity

Debt on income properties                       $    531,900     $    568,785
Accounts payable and other liabilities                24,532           32,201
Net                                                  556,432          600,986

Minority interest in Operating Partnership            30,781           35,576

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                    25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,727,212
and 27,612,756 shares issued and
outstanding, including shares held in treasury
at September 30, 1997 and December 31, 1996
respectively                                             277              276
Additional paid-in capital                           304,024          184,205
Accumulated deficit                                (101,676)         (80,405)
Net                                                  202,650          104,076
Less common shares held in treasury at cost;
1,169,998 and 0 shares at September 30, 1997
and December 31, 1996, respectively                 (11,237)
Net                                                  191,413          104,076
Net                                             $    778,626     $    740,638



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                         1997       1996
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $  (1,629)     $     3,444
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,655)           1,173
Gain on asset sales                                                      (2,351)
Equity earnings in joint venture                           (383)           (450)
Depreciation and amortization                             34,200          32,597
Extraordinary loss on early extinguishment of debt         1,363             718
Net changes in:
Tenant and other receivables                               3,081           3,345
Deferred charges and other assets                        (9,388)           (434)
Accounts payable and other liabilities                   (5,653)         (4,841)
Net cash provided by operating activities                 19,936          33,201

Cash flows from investing activities:
Investment in income properties                         (27,082)        (41,511)
Distributions from joint venture                             150             300
Cash from asset sales (net of closing costs)                              9,452
Net cash (used in) investing activities                 (26,932)        (31,759)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred shares    118,723
Net proceeds from issuance of common shares under            921             856
dividend reinvestment plan
Purchase of common shares held in treasury              (11,237)
Proceeds from issuance of debt, net of issuance cost      81,282         82,630
Debt repayments                                        (120,832)        (61,633)
Dividends and distributions paid on common shares and   (22,096)        (22,161)
partnership units
Dividends paid on senior preferred shares                (2,483)
Net cash (used in) provided by financing activities       44,278           (308)

Net increase in cash and cash equivalents                 37,282           1,134

Cash and cash equivalents, beginning of period             6,746           6,036

Cash and cash equivalents, end of period              $   44,028     $     7,170

Interest paid (net of capitalized amounts)            $   30,965          30,416
                                                                     $
Interest capitalized                                  $    1,982     $     2,272

Non-cash financing activities:
Cash flow support credited to minority interest and
paid in capital that was prefunded in 1995.           $    2,742     $     2,209
Preferred dividends accrued, but unpaid as of period  $      725     $
end
