Form 10-K
period 1997-12-31
CROWN AMERICAN REALTY TRUST
filed 1998-03-06
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1997

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for at least the past 90 days. Yes   X   No.

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           As of February 17, 1998, 26,475,314 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant
were  issued   and outstanding.   The  registrant estimates that as of
February 17, 1998 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $222.5 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 29, 1998, are incorporated by reference into
Part III of this Form 10-K.

Exhibit Index on pages 54 to 55


                                TABLE OF CONTENTS



Item No.                                                 Page No.
                                     PART I

1.   Business                                              1
2.   Properties                                            8
3.   Legal Proceedings                                    14
4.   Submission of Matters to a Vote of Security Holders  15
     Executive Officers of the Company                    16

                                     PART II

5.   Market for Registrant's Common Shares of Beneficial
        Interest and Related Shareholder Matters          17
6.   Selected Financial Data                              17
7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                21
8.   Financial Statements and Supplementary Data          30
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                53

                                    PART III

10.  Directors and Executive Officers of the Registrant   53
11.  Executive Compensation                               53
12.  Security Ownership of Certain Beneficial Owners and
       Management                                         53
13.  Certain Relationships and Related Transactions       53

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                          53
     Signatures                                           56


PART I

Item 1.   Business.

(a)       General Development of Business

          Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("CAA" or "Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"), which is owned by Frank Pasquerilla and members of his immediate family. CAA, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings.

          On August 17, 1993, the Company consummated simultaneously the acquisition of the Properties (the "Acquisition") and an initial public offering (the "IPO") of 24,540,000 of its common shares of beneficial interest (the "Shares"). Eleven Properties were acquired by Crown American Properties, L.P., a Delaware limited partnership (the "Operating Partnership") which is controlled by the Company as the sole general partner, and 15 Properties were acquired by Crown American Financing Partnership, a Delaware general partnership (the "Financing Partnership") in which the Operating Partnership owns a 99.5% general partnership interest and in which the Company, through Crown American Financing Corporation, a wholly-owned corporate subsidiary of the Company (the "Financing Corporation"), owns a 0.5% general partnership interest. The net proceeds of the IPO were contributed by the Company to the Operating Partnership in exchange for the general partnership interest in the Operating Partnership. The Operating Partnership contributed a portion of the net proceeds from the IPO to the Financing Partnership in exchange for the 99.5% general partnership interest in the Financing Partnership. Concurrently with the transactions described above, the Financing Partnership consummated the borrowing of $300 million of loans (the "Mortgage Loans") secured by mortgages on the 15 Properties then owned by the Financing Partnership. The Operating Partnership and the Financing Partnership (collectively, the "OP/FP Partnerships") used the proceeds of the IPO and the Mortgage Loans to pay down existing mortgage debt on the Properties. On September 15, 1993, the Company sold an additional 978,500 Shares as a result of the underwriters of the IPO exercising the over-allotment option granted to them in connection with the IPO.

          The consideration paid by the Company and the OP/FP Partnerships for the Properties consisted of: (i) the issuance to CAA of 1,450,000 Shares (having a value of approximately $25.0 million, based on the initial public offering price), and a 22% limited partnership interest in the Operating Partnership, held by Crown Investments Trust ("CIT" or "Crown Investments"), an affiliate of CAA and the Initial Limited Partner of the Operating Partnership, (having a value of approximately $132 million based on the initial public offering price and the fact that each partnership unit is initially equivalent to one Share) and (ii) the issuance to Pasquerilla Partnership (a partnership comprised of Frank J. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer of the Company, and members of his immediate family) of 150,000 Shares (having a value of approximately $2.6 million based on the initial public offering price). In addition, with the proceeds of the IPO, the Company paid off certain of the debt on the Properties, of which approximately $37 million was cross-collateralized debt that encumbered certain of the Properties as well as certain of the assets retained by CAA, and of which another approximately $67 million was construction debt that was recourse to CAA. Also, by virtue of acquiring certain of the Properties, which were subject to recourse construction loans, the Operating Partnership assumed sole responsibility for $98 million of recourse debt. In addition to the transactions described above, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership.

           At the time of the IPO, the Company held an initial 78.00% partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest. Subsequently, the ownership interests have changed due to (a) Company shares issued for cash and under the dividend reinvestment plan (proceeds then reinvested by the Company in the Operating Partnership in exchange for an equivalent number of additional common Partnership Units),
(b) additional Partnership Units issued as partial consideration for the purchase of Wyoming Valley Mall in 1995 (see below), (c) issuance of preferred Partnership Units in exchange for cash contributed by the
Company to the Operating Partnership in connection with the Company's 1997 offering of senior preferred shares, and (d) redemption of common
Partnership  Units  in connection  with  the  Company's repurchase in the open
market  of  its  common shares.    The  number  of  common  and  preferred
Partnership Units outstanding at December 31, 1997 were as follows:

Held  by                             Common Units          Preferred  Units
                                  Number          %      Number            %

Crown American Realty Trust      26,475,314     73.72%   2,500,000     100.00%
Crown Investments Trust and
  its subsidiary,  Crown
  American Investment Company     9,438,959     26.28%           -          -
Totals                           35,914,273    100.00%   2,500,000     100.00%

          Prior to and through November 1994, Hess's Department Stores, Inc. ("Hess's") was an anchor tenant at 12 of the Company's malls, in the joint venture's enclosed shopping mall, at an anchor pad in which the Company holds a ground leasehold interest, and at the two malls purchased by the Company in January 1995 as described below. Hess's was a subsidiary of Crown Holding. In 1994 all of Hess's store locations were transferred or sold to The Bon-Ton Stores, Inc. ("Bon-Ton") and to The May Department Stores Company ("May"); Hess's operations ceased at that time and it began to liquidate its remaining assets and liabilities which was largely completed in 1997. Management believes that the May and Bon-Ton transactions were consistent with, and in furtherance of, the Company's growth strategy of upgrading its existing properties. Refer to
Note 8 of the Company's Consolidated Financial Statements in Item 8 hereto for additional information concerning these transactions as they affect the Company.

          At the time of the Company's formation in 1993, CAA and First Union Real Estate Equity and Mortgage Investments ("First Union"), an unrelated entity, each owned an undivided fifty percent (50%) fee interest in each of the Wyoming Valley Mall and Middletown Mall properties (the "Acquisition Properties"). Each of CAA's and First Union's undivided interests were leased to subsidiaries of CAA pursuant to separate long-term ground leases. Based on the agreements between CAA and First Union relating to their co-ownership of the Acquisition Properties, which contained a right of first refusal with respect to any third-party offer to purchase either party's interest, First Union objected to the transfer of CAA's interests in the Acquisition Properties to the Operating Partnership pursuant to such purchase offer made shortly after the Company's formation.

          In September 1994, Crown Investments entered into a Purchase and Sales Agreement with First Union (the "PSA") to acquire First Union's interests in each of the Acquisition Properties for an aggregate purchase price of $33,500,000. The total consideration consisted of $27,500,000, payable in cash, for its interest in Wyoming Valley Mall, and $6,000,000, payable pursuant to a purchase money note in favor of First Union due January 31, 1998 with interest at the rate of 9% per annum of which 8% per annum was payable in current monthly installments (the "Middletown Note"), for its interest in Middletown Mall.

          On December 14, 1994, the independent members of the Company's Board of Trustees (the "Independent Trustees") unanimously approved the assignment by CIT to the Operating Partnership of the right to acquire First Union's interest in Wyoming Valley Mall pursuant to the PSA, and the assumption by the Operating Partnership of the obligation to purchase such interest from First Union, upon the simultaneous contribution of the respective interests of CAA and its subsidiary in Wyoming Valley Mall to the Operating Partnership in exchange for the issuance to such entities of additional common Partnership Units and cash in amounts to be determined by the Independent Trustees after receipt of an appraisal approved by an executive officer of the Company, but not less than 750,000 Partnership Units to CIT or a subsidiary of CIT and not less than $10,000,000 in cash to CAA.

           The Independent Trustees adopted a similar resolution regarding Middletown Mall (except that there was to be no cash payment by the Operating Partnership nor any specified minimum number of common Partnership Units to be issued), subject to satisfaction of certain conditions. On January 27, 1995, the Independent Trustees unanimously approved the assignment by CIT or its immediate assignee to the Operating Partnership of the right to acquire First Union's interest in Middletown Mall pursuant to the PSA, upon the simultaneous contribution to the Operating Partnership of the respective interests of CAA and its subsidiary in Middletown Mall, in return for the assumption by the Operating Partnership of the existing first mortgage indebtedness on Middletown Mall (approximately $1,784,000 principal amount outstanding as of such date) and the Operating Partnership's agreement to take title subject to a second mortgage to be delivered to First Union to secure the $6.0 million Middletown Note (but without any recourse to the Operating Partnership or the Company). In addition, the Independent Trustees approved the issuance to CAA, CAA's subsidiary and a subsidiary of CIT (as CIT's assignee), in exchange for the contribution of their respective interests in Middletown Mall, of an aggregate number of additional common Partnership Units to be determined by the Independent Trustees at the time of the payment of the Middletown Note in full (retroactive to January 1 of the year in which such payment occurs).

          The total number of additional common Partnership Units issued and to be issued in exchange for the respective contributions of such interests in Wyoming Valley Mall and Middletown Mall is determined by dividing the estimated annualized distribution of Funds from Operations, as defined, attributable to Wyoming Valley Mall or Middletown Mall, as the case may be (after taking into account adjustments to ground rent and debt service refinanced or assumed by the Operating Partnership), by the dividend distribution rate per Share in effect for the year ended prior to the year in which the units are issued.

           On May 3, 1995, the Independent Trustees made the final determination of the total number of additional common Partnership Units to be issued in exchange for the contribution of the interests of CAA and CAA's subsidiary in Wyoming Valley Mall; 1,786,459 additional common Partnership units were issued, effective as of January 31, 1995, to Crown American Investment Company, a new wholly-owned subsidiary of CIT (as successor by merger with CAA's subsidiary) in exchange for such contributions. The new units represented approximately 5.1% of the total units outstanding prior to the issuance of the new units.

          On January 30, 1998, the Company paid in full the $6,000,000 note to First Union in respect of the Middletown purchase. Approximately 400,000 additional common Partnership Units are expected to be issued to CAA and/or its affiliates, effective as of January 1, 1998, as the deferred contingent consideration for the contribution of Middletown Mall to the Operating Partnership, subject to final determination and approval by the Independent Trustees. The 400,000 units would represent approximately 1.1% of the total common Partnership Units outstanding prior to the issuance of the new units. If Middletown Mall is held for redevelopment during 1998, there may be additional common Partnership Units issued to CAA and/or its affiliates in 1999 if such redevelopment and leasing activities result in enhanced Funds from Operations, as defined, during 1998. The Company has nearly finalized an agreement of sale with an unrelated third party with respect to Middletown Mall and the adjacent outparcel land under which the purchaser will have 30 days to complete its due diligence and can cancel the agreement for any reason during this period. The purchase price is approximately $12 million which would result in a gain. For the year ended December 31, 1997 Middletown contributed $2.2 million in revenues and $0.2 million in income before minority interest. Additional consideration may also be due to CAA and/or its affiliates if such sale is consummated, the amount of which will be dependent on net proceeds received.

          As more fully described in Note 6 to the Consolidated Financial Statements, the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares on July 3, 1997. The initial offering price was $50.00 per share and the net proceeds to the Company were $118.7 million
after underwriter's commission and other offering expenses.   The preferred
shares are listed on the New York Stock Exchange. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds to repay $58.3 million of debt and to acquire Valley Mall, as described below. In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1997, the Company had repurchased 1,251,898 common shares for an aggregate purchase price of $12.2 million; these shares are currently held as treasury shares. Under the current Board resolution, the Company is authorized, but not obligated, to repurchase up to an additional 1,248,102 common shares. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a 1.0 to 1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

           As more fully described in Note 14 to the Consolidated Financial Statements, on November 17, 1997 the Company acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. Valley Mall is an enclosed regional mall consisting of approximately 616,000 square feet of gross leaseable area ("GLA"), of which 123,400 is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of out-parcel GLA, and 30.8 acres of additional adjacent undeveloped land.

(b)       Financial Information About Industry Segments

          The Company is primarily engaged in the business of owning, operating, managing, leasing, acquiring, developing, redeveloping, expanding, renovating and financing enclosed shopping malls and, therefore, only operates in one segment. See the Consolidated Financial Statements and Notes thereto referred to in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(c)       Narrative Description of Business

          General

           The Company conducts all of its business activities through the Operating Partnership, the Financing Partnership and other partnerships (collectively the "Partnerships"). Through its ownership interests in the Partnerships, as of December 31, 1997 the Company owns: (a) 25 enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall) (collectively, the "Malls"), (b) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to CAA's hotel division and third parties ("Pasquerilla Plaza"), (c) a ground leasehold interest in a parcel of land with an approximate 107,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (d) approximately160 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). As further described in Note 15 to the Consolidated Financial Statements, the Company also owned, until September 1996 when it was sold to a third party, an office building in Newport News, Virginia with approximately 102,000 gross square feet leased to third parties (the "Patrick Henry Corporate Center"). The Operating Partnership manages 25 of the Malls (the "Managed Malls") and Pasquerilla Plaza; the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

          The Company is self-administered and self-managed. The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls.

          The Company's executive offices are located at Pasquerilla Plaza, Johnstown, Pennsylvania 15901 and its telephone number is (814) 536-4441.

          Operating Strategies and Practices

          General. The Company's management believes that the shopping center business has evolved from primarily a development activity to an operating business. The Company's management believes that a shopping center company must be a fully integrated real estate company with asset management, property management, leasing, expansion and renovation, acquisition, development and redevelopment, and financing expertise.

          Mall Management. The Operating Partnership performs all day-to-day property management functions for the Managed Malls and Pasquerilla Plaza. These functions include leasing, construction, management, accounting, finance, data processing, maintenance, marketing, promotion and security. The Company provides each Managed Mall with a general manager, who oversees the on-site staff, and a marketing director. In addition, each Managed Mall is further supported by regional group managers and multi-property operations, marketing and support personnel.

          Marketing Support. The Company has a Vice President of Marketing and a corporate marketing director who, in conjunction with Managed Mall marketing directors, develop customized marketing plans for each Managed Mall, including special events, direct mail and television, radio and newspaper advertising.

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

          Business Objectives and Policies

          The Company's business objective is to achieve long-term capital appreciation through increases in cash flow and the value of the Company. The Company seeks to accomplish this objective through its direct and indirect ownership of the Properties, selective acquisitions of additional malls or other real estate properties in the United States, improved operations of the Properties, lease-up of unleased space and any acquired shopping centers and, where deemed appropriate, renovations and expansions of these properties. The Company intends to pursue development activities as opportunities arise. A criterion for new investments will be that they offer the opportunity for growth in Funds from Operations. As used herein, "Funds from Operations" means net income before minority interest, extraordinary items and non-recurring items, real estate depreciation and amortization, and additionally includes gain on sale of outparcel land sales and cash flow support earned from Crown Investments (See Note 8 to the Consolidated Financial Statements). The Company anticipates that new real estate investments will be located primarily in the Eastern United States, but it may also consider purchasing properties in other regions of the United States. All of the Company's activities will be conducted through the Partnerships, although the Company may hold temporary cash investments from time to time pending investment or distribution to shareholders.

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

          Disposition Objectives and Policies

          The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees
determines that such action would be in the best interests of the Company.   As
further described in Note 15 to the Consolidated Financial Statements, in 1995 the Board of Trustees authorized management to pursue the sale of certain malls and other assets that were not considered at that time to be fully consistent with or essential to the Company's long-term strategies. As reported in the Company's Form 10-Q for the second quarter of 1996, the assets that had been held for sale in 1995 are no longer being offered due to potential new development opportunities that have arisen, current market conditions, and other reasons. Other than the Patrick Henry Corporate Center, an office building located in Newport News, Virginia, which was sold to a third party in September 1996, none of the Properties have been sold to date, or are under a sale agreement at this time except that the Company has nearly finalized an agree-ment of sale for Middletown Mall, as more fully described in Item 1 (a) and in Note 15 to the Consolidated Financial Statements in Item 8 hereto.

          Financing

          The Company maintains working capital and lines of credit that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of its business and investments in the ordinary course. The principal financing activities of the Company during 1997 included: (a) a public offering of senior preferred shares, (b) several loan refinancings, and (c) a loan refinancing, two lines of credit and a refinancing commitment with GE Capital Real Estate, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereto, and in Notes 5 and 6 to the Consolidated Financial Statements in Item 8 hereto.

          If the Board of Trustees determines that additional funding is required, the Company or the Partnerships may raise such funds through additional infusions of equity (public or private and at the Company or the Partnership level), debt financing or retention of additional cash flow by reducing the dividend amount per share (subject to considerations regarding the taxability of undistributed real estate investment trust income), or a combination of these methods. In August 1995 the Company reduced its quarterly dividend from $.35 per share to $.20 per share in order to reinvest more internally-generated funds in various property expansions, improvements, and related investments. It is anticipated that any additional borrowings will be made through the Partnerships either directly or indirectly, although the Company may also incur indebtedness which may be re-loaned to the Partnerships. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt. Indebtedness incurred by the Partnerships may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnerships. Such indebtedness may be recourse to all or any part of the Properties to be owned by the Partnerships, may be limited to the particular property to which the indebtedness relates, and may be guaranteed by the Company.

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

          The Company follows a program of renovation and expansion in circumstances where management believes that higher rental rates and occupancy levels can be achieved. The Company intends to continue to monitor opportunities for expansion and reconfiguration and to capitalize on such opportunities in part through utilizing its relationships with existing tenants and its extensive contacts with the retailing community. The Company intends to undertake development activities as opportunities arise. The Company's primary acquisition strategy is to purchase under-performing shopping centers in desirable areas and to improve their performance through a comprehensive program of renovation, expansion, reconfiguration, and re-merchandising. The Company may acquire shopping centers in different regional markets to facilitate geographic diversification of its real estate holdings. The acquisition of larger properties, or a group of properties, may be undertaken with an institutional or joint venture partner.

          Because the Company's revenues are subject to a variety of factors, many of which (such as local and national economic conditions, interest rates and the financial performance of the Company's tenants) are beyond the Company's control, there can be no assurance that the Company's management, leasing and acquisition strategies will achieve the Company's growth objectives.

          Competitive Position

          The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 22 Malls are the largest enclosed malls in their trade areas, of which 15 are the only enclosed mall in their trade areas.

          Sixteen Malls are located in the state of Pennsylvania and one is located in New Jersey near the Pennsylvania border, approximately 25 miles from Allentown. Two of the Malls are located in Virginia, two in Maryland, two in West Virginia, two in eastern Tennessee and one in northwestern Georgia.

          CAA had continually expanded and renovated its Malls to maintain their competitive position. 20 of the Malls have undergone an expansion or renovation since they were completed, and 18 of the Malls have been expanded more than once. Management of the Company intends to utilize the approximately 1.9 million square feet of remaining expansion capacity to maintain and enhance the quality of the Malls and their competitive position in their trade areas.

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

          Employees

          At the time of the initial public offering, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership. As of December 31, 1997, the Operating Partnership has approximately 430 full-time employees in the following operational areas:

                                                    Number of
                                                    Employees

Asset and property management (including on-site)       303
Leasing and lease administration                         26
Development and construction services                    23
Financial, accounting, MIS and legal services            53
Executive management and corporate administration        25
 Total                                                  430

          None of the Operating Partnership's employees are currently represented by any union. The Company, the Financing Partnership and other partnerships do not have any paid employees, but officers of the Operating Partnership are also officers of the Company and the other partnerships. The Company's management considers its relations with the employees of the Operating Partnership to be satisfactory.

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

          If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

          Environmental Matters

          The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company is not aware of any environmental condition which the Company believes would have a material adverse effect on the Company's business, assets or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties have not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company.

           Many of the Malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments at such Malls, and one Mall was constructed on a site a portion of which had been previously used as a municipal landfill. In some cases, underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks. Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, requiring remediation has occurred at five of the Properties, and subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted by the Company at such Properties. The costs of remediation with respect to such matters have not been and are not expected to be material.

           There are also minor amounts of asbestos-containing materials ("ACM") in most of the Properties, primarily in the form of floor tiles, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in non-public areas, such as mechanical rooms. The Company believes that the presence of these ACM does not violate current law. In addition, the Company has an ongoing program of reviewing spaces that have been vacated by tenants and occupants of the Properties for the presence of ACM, and removing any ACM discovered in such spaces before reletting the same to new tenants or occupants.

          Two Malls also contain waste water treatment facilities which treat waste water at the Malls before discharge into local streams. Operation of such facilities is subject to federal and state regulation. All necessary permits have been obtained and the Company's management believes such facilities are in compliance with current law.

Item 2.   Properties.

(a)       The Malls

          Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 26 enclosed shopping malls, which include a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall). All of the Malls have department stores as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail store, and in some instances a few office or non-retail tenants (the "Mall Stores"), which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores (the "Freestanding Stores") are located along the perimeter of the parking areas at 18 of the Malls. Unless otherwise indicated, the information provided in this Item 2 is stated as of December 31, 1997.

          The Company, through the Partnerships, owns all of the Malls in fee, except Palmer Park Mall, Shenango Valley Mall and Uniontown Mall. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall is subject to a third-party ground lease, and Uniontown Mall is subject to two third-party ground leases.

          The total gross leasable area ("GLA") of all 26 Malls is approximately
15.0 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including seven anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 58%, 37% and 5%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the Malls range in size from approximately 300,000 to 820,000 square feet of GLA with an average size of approximately 546,000 square feet of GLA. Each Mall has ample surface parking with 23 of the Malls having parking ratios above 5.0 per 1,000 square feet of GLA.

          At December 31, 1997, 94% of the Company-owned anchor GLA was leased and occupied, and all of the seven non-owned anchor stores were occupied. The vacant anchor premises consist of (a) two former Kmart locations (North Hanover Mall and Carlisle Mall) bought-out by Kmart in late 1996 for a $1.4 million cash payment, (b) three former temporary Bon-Ton store locations (Schuylkill Mall, Franklin Mall and Middletown Mall - see Note 8 to the Consolidated Financial Statements concerning the sale of Hess's in 1994 to the Bon-Ton), (c) one additional anchor location in Middletown Mall, and (d) a former Clover store (Palmer Park Mall). In addition, shortly after December 31, 1997, the J.C. Penney store at Carlisle closed although rental payments will continue through March 1999. The Company also bought-out the Value City lease at Nittany Mall in early January 1998 in connection with a planned anchor replacement.

           The Company is in discussions with department store chains and other tenants as replacements for the vacant anchor store locations. Mall Store GLA, excluding Middletown Mall and Valley Mall (purchased in November 1997), was 79% leased at December 31, 1997. All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

           On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space as well as affecting three additional small shops containing approximately 18,000 square feet of gross leasable space. The net book value of the destroyed assets approximated $3.5 million. The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million. The difference between the amount received and the net book value of destroyed assets and the related demolition and clean up costs is $11.2 million, which has been recorded as an extraordinary gain in 1995. During 1995 and 1996 the Company also recorded $1.9 million and
$0.8 million, respectively, in business interruption insurance, which is included in revenues. Because of the business interruption insurance coverage, the fire had no material impact on 1996, 1995 and 1994 results of operations. The reconstruction and expansion of the fire-damaged mall was completed in August 1997 at a cost of approximately $68 million, including capitalized interest and tenant allowances for new tenants. The construction costs were financed with a construction loan obtained from a bank lending consortium. In
November  1997 the construction loan was refinanced as more fully  described  in
Note 5 to the Consolidated Financial Statements.

          There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers of 100,000 square feet to 400,000 square feet of GLA, are considered "community" shopping centers, those in excess of 400,000 square feet of GLA are considered "regional" shopping centers, while those having in excess of 800,000 square feet of GLA are considered "super-regional" shopping centers. Twenty two of the Malls are considered regional shopping centers and four are community shopping centers.

          The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 22 are the largest, of which 15 are the only, enclosed regional shopping malls in their respective trade areas. No one Mall accounted for more than 6.1% of the total GLA of the Malls or 7.7% of total revenues for the year ended December 31, 1997.

          A substantial portion of the income from the Malls consists of rent received under long-term leases. Generally, the leases provide for tenants to pay rent comprised of two elements. The first element is fixed base rent, often subject to increases according to a schedule agreed upon at the time of lease inception. The second element is percentage rent, which is based on a percentage of gross sales in excess of a specified minimum annual amount. In some cases tenants only pay fixed base rent and, in a few cases, tenants only pay percentage rent.

          Virtually all of the leases for Mall Stores contain provisions allowing the Malls to recover certain costs for common area maintenance, property taxes and other expenditures related to the day-to-day operations of the Malls. In addition, most of the Mall Store leases include provisions that allow the Malls to recover costs associated with roof and parking lot repairs and other capital expenditures. Most Anchors also contribute to certain of these costs.

          Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 1997:

                                               % of Owned/                Lease
                                               Anchor/Mall                or
                                               Store GLA                  Ease-
                                               Leased as                  ment
                                               of Dec. 31,                Expir-
Property              Square Feet of  GLA(1)   1997 (2)     Anchors       ation

Pennsylvania

Capital City Mall      Mall         238,470    100/85%      Sears          2000
Camp Hill, PA          Anchor       322,512                 Hecht's (3)    2093
                       Freestanding  46,158                 J.C. Penney    2010
                       Total GLA    607,140

Carlisle Plaza Mall    Mall         121,263     64/67%     J.C. Penney (4) 1999
Carlisle, PA           Anchor       154,335                Bon-Ton         2002
                       Freestanding  69,146                Vacant             -
                       Total GLA    344,744

Chambersburg Mall      Mall         215,522    100/78%     Sears           2010
Chambersburg, PA       Anchor       240,948                J.C. Penney     2012
                       Total GLA    456,470                Value City      2007
                                                           Bon-Ton         2005

Franklin Mall          Mall         238,687     79/52%     Sears           1999
Washington, PA         Anchor       310,401                Hills           2006
                       Freestanding   3,132                Bon-Ton         2000
                       Total GLA    552,220                Vacant             -

Logan Valley Mall      Mall         327,281    100/81%     Kaufmann's      2005
Altoona, PA            Anchor       453,643                Sears           2016
                       Total GLA    780,924                J.C. Penney     2017

Lycoming Mall          Mall         317,717    100/83%     Sears           2008
Williamsport, PA       Anchor       453,936                J.C. Penney     2005
                       Freestanding  25,857                Bon-Ton         2006
                       Total GLA    797,510                Kaufmann's (3)  2093
                                                           Value City      2008

Nittany Mall           Mall         222,373    100/86%     Sears           2005
State College, PA      Anchor       298,489                J.C. Penney     2005
                       Freestanding   4,168                Value City (5)  1997
                       Total GLA    525,030                Bon-Ton         2003

North Hanover Mall     Mall         132,985     78/85%     Sears           2000
Hanover, PA            Anchor       286,596                J.C. Penney     2001
                       Freestanding  29,027                Bon-Ton         2001
                       Total GLA    448,608                Vacant             -


Palmer Park Mall       Mall         143,556     58/79%     Bon-Ton         1999
Easton, PA             Anchor       197,516                Vacant (7)         -
                       Freestanding     684
                       Total GLA    341,756

Schuylkill Mall        Mall         277,533    100/62%     Sears           2005
Frackville, PA         Anchor       409,122                Kmart           2005
                       Freestanding  45,773                Bon-Ton (10)    2032
                       Total GLA    732,428                Phar-Mor        2006
                                                           Vacant             -

Shenango Valley Mall   Mall         105,875    100/82%     Sears           2000
Sharon, PA             Anchor       356,226                J.C. Penney     1999
                       Freestanding  50,466                Kaufmann's      2001
                       Total GLA    512,567

South Mall             Mall         123,510     100/92%    Bon-Ton         2005
Allentown, PA          Anchor       229,985                Stein Mart      2006
                       Freestanding  30,519                Phar-Mor        2006
                       Total GLA    384,014

Uniontown Mall         Mall         245,381     100/82%    Sears           2000
Uniontown, PA          Anchor       411,381                J.C. Penney     2005
                       Freestanding  32,978                Bon-Ton         2005
                       Total GLA    689,740                Value City      1997
                                                           Teletech (6)    2005
                                                           Freight
                                                             Liquidators   2005

Viewmont Mall          Mall         206,930     100/94%    Sears           2005
Scranton, PA           Anchor       532,058                J.C. Penney     2000
                       Freestanding  31,029                Kaufmann's (3)  2093
                       Total GLA    770,017

West Manchester Mall   Mall         295,932     100/70%    Value City      2011
York, PA               Anchor       407,366                Bon-Ton         2001
                       Total GLA    703,298                Wal-Mart        2014
                                                           Hecht's  (3)    2094

Wyoming Valley Mall    Mall         235,505     100/96%    Sears           2001
Wilkes-Barre, PA       Anchor       585,676                J.C. Penney     2002
                       Freestanding  94,315                Bon-Ton         2002
                       Total GLA    915,496                Kaufmann's (8)  2002
                                                           Kaufmann's (8)  2002

Maryland

Francis Scott Key Mall Mall         276,168      100/92%   Sears           2003
Frederick, MD          Anchor       435,347                J.C. Penney     2001
                       Freestanding   2,417                Value City      2010
                       Total GLA    713,932                Hecht's (10)    2044

Valley Mall            Mall         228,408      100/73%   J.C. Penney     2004
Hagerstown, MD         Anchor       387,748                Bon-Ton         1999
                       Freestanding  48,762                Montgomery
                       Total GLA    664,918                  Ward (10)     2044

New Jersey

Phillipsburg Mall      Mall         212,905      100/58%   Bon-Ton         2010
Phillipsburg, NJ       Anchor       306,541                J.C. Penney     2010
                       Freestanding  18,073                Kmart           2015
                       Total GLA    537,519                Sears           2004

Virginia

New River Valley Mall  Mall         182,740      100/74%   Sears           2008
Christiansburg, VA     Anchor       240,753                J.C. Penney     2008
                       Total GLA    423,493                Belks           2008
                                                           Peebles         2009

Patrick Henry Mall     Mall         208,302      100/91%   Upton's         2007
Newport News, VA       Anchor       232,618                Dillards (9)    2008
                       Total GLA    440,920                Belks (9)       2009

Georgia

Mount Berry Square     Mall         208,766      100/75%   Sears           2011
Rome, GA               Anchor       269,868                J.C. Penney     2006
                       Total GLA    478,634                Proffitt's      2012
                                                           Belk-Rhodes     2011

Tennessee

Bradley Square         Mall         155,186      100/63%   Sears           2005
Cleveland, TN          Anchor       231,014                J.C. Penney     2006
                       Total GLA    386,200                Proffitt's      2011
                                                           Kmart           2012

Oak Ridge Mall         Mall         262,649      100/45%   Sears           2005
Oak Ridge, TN          Anchor       368,272                J.C. Penney     2007
                       Freestanding 234,402                Wal-Mart        2008
                       Total GLA    865,323                Proffitt's (8)  1999
                                                           Proffitt's (8)  2013

West Virginia

Martinsburg Mall       Mall         166,561      100/69%   Sears           2011
Martinsburg, WV        Anchor       284,089                Wal-Mart        2011
                       Total GLA    450,650                J.C. Penney     2011
                                                           Bon -Ton        2012

Middletown Mall        Mall         188,652    66/33% (11) Hills           2011
Fairmont, WV           Anchor       257,411                Office
                       Freestanding  28,926                  Facility (11) 1998
                       Total GLA    474,989                Vacant (two
                                                             locations)

Totals for all         Mall Stores  5,538,857  94%/79% (11)
Malls                  Anchor       8,663,851 (12)
                       Freestanding   795,832
                       Total GLA   14,998,540


(1) GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.
(2) Mall Store occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 1997.
(3) Tenant currently holds a 99 year ground lease with nominal purchase option. See Note 8 to the Consolidated Financial Statements. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(4) The J.C. Penney closed its 38,000 square foot store at Carlisle Mall in January 1998 but remains obligated for monthly rental payments through March 1999 when the lease expires. The Company is currently negotiating with a potential replacement tenant.
(5) The Value City lease at Nittany Mall was bought-out by the Company for a payment of $1.1 million on
     January 5, 1998 in connection with a planned anchor replacement.
(6) Teletech Holdings, Inc. is an office tenant that has leased the temporary Bon-Ton location vacated in January 1996. This location had been occupied since 1996 by Freight Liquidators, a furniture store, which is relocating into vacant mall shop space under a seven year lease.
(7) The former tenant owned its store and the land under the store and operated under a reciprocal easement agreement. The former tenant closed this store in 1996 and the store and land were purchased by the Palmer Park Mall Venture in 1997. A new lease with replacement anchor has been signed by the tenant and the other joint venture partner and is planned to be signed by the Company in March 1998. The new lease has an initial term of 20 years.
(8) Proffitt's operates two stores at Oak Ridge Mall, one is a children's and men's store and one is a women's and home furnishings store.
     Kaufmann's (a division of May Department Stores) operates two stores at Wyoming Valley Mall; one for women's and children's apparel and home furnishings and one for men's apparel.
(9) Dillards will open by spring 1998 in the space formerly occupied by Proffitts. Belks is expanding their premises by 35,026 square feet with a fall 1998 opening date for the expanded space. The May Company is building a new 140,000 square foot store, also expected to open in fall 1998, which will become the fourth anchor at this mall. In addition to the anchor changes, the Company is also adding 29,000 square feet of additional mall shop space that will be available for tenant openings in the fall of 1998.
(10) Tenant owns its store and the land under the store and operates under a reciprocal easement agreement. The lease expiration date reflects the expiration of the agreement.
(11) A former anchor store location has been leased for several years as an office facility to The Federal Bureau of Investigation. There are also two vacant anchor stores at this mall. As more fully described in Note 15 to the Consolidated Financial Statements, the Company has nearly finalized an agreement of sale for Middletown for approximately $12 million. The agreement is non-binding until the purchaser completes its due diligence. Accordingly, Middletown has been excluded from the aggregate occupancy calculations.
(12) Includes 823,346 square feet of space related to 7 stores that are owned by their anchor occupants.

(b)       Other Properties

          The Company also has ownership interests in Pasquerilla Plaza and the Anchor Pad, as described below, and also owns approximately 160 acres of undeveloped land adjacent to most of the Malls which is available for development, lease or sale to tenants or others.

          Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of gross leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 73,000 square feet as its headquarters space and leases approximately 12,400 square feet to CAA and affiliates for annual base rent of $236,000. Approximately 16,900 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than CAA was $241,000 for the year ended December 31, 1997.

          The Anchor Pad. The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company. The site encompasses 10 acres with an approximately 107,000 gross square foot anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease and the sublease expire on November 22, 2000, at which time the Company has an option to purchase the land fee interest for $500,000. Rental revenue from the Anchor sublease was $307,000 in 1997.

(c)       Property Insurance

               The Company's management believes that all Properties described under Items 2(a) and 2(b) which are owned by the Company, in whole or in part, are adequately covered by insurance.

Item 3.   Legal Proceedings

          The Company from time to time is involved in litigation incidental to its business. Except as described below, neither the Company nor any of the Partnerships are currently involved in any material litigation and, to the best of the Company's knowledge, there is no material litigation currently threatened against the Company or the Partnerships, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance or established reserves.

          Shareholder litigation

          On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on February 23, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

           A fourth Complaint was filed the week of December 15, 1995 by an individual on behalf of himself and also purportedly on behalf of other similarly situated persons against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of Pennsylvania (the Warden action). This action was subsequently transferred to the Western District of Pennsylvania. While this Complaint is substantially similar to the previous Complaints, it alleged a class period extending from August 17, 1993 (the IPO Date) to August 8, 1995.


           The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated action. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of the consolidated action and the Warden action.

           The consolidated legal action and the Warden action are in a very preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the actions. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

          Logan Valley Mall fire litigation

           As a result of the fire which damaged the Logan Valley Mall in Altoona, Pennsylvania on December 16, 1994 a number of tenants or their insurers filed lawsuits against the Company for damages to property and for interruption of business. In August 1997 all of these above-referenced lawsuits were settled within the coverage limits of the applicable insurance policies. The settlements had no material adverse effect on the Company's results of operations or financial condition.

          Tenant litigation

           In July 1997 The Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores seeking to enjoin the development of a Kaufmann's Department Store at Nittany Mall. Bon-Ton claimed that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown and May's motion for declaratory judgment. Bon-Ton has appealed to the Pennsylvania Superior Court. The appeal is pending and has not yet been briefed or argued. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

          In December 1996 the Company was advised by Proffitt's, a tenant at the Company's Patrick Henry Mall in Newport News, Virginia, that it was selling its stores in the Tidewater region of Virginia to Dillard's, Inc. Pursuant to the Lease between the Company and Proffitt's, the Company had the right to terminate its Lease with Proffitt's in the event of an assignment to a third party. The Company exercised its right of termination. In conjunction with its termination of the Lease, the Company filed a declaratory judgment action in the state court of Virginia seeking a judicial affirmation of the lease termination. On December 29, 1997 the state court granted summary judgment in favor of the Company, ruling that the termination of the Lease by the Company was proper. In August 1997 Dillard's, Inc. and Dillard's Virginia, Inc. filed suit against the Company and May Department Stores, alleging that the Company and May conspired and agreed in restraint of trade in violation of the antitrust laws of the United States and Commonwealth of Virginia to preclude Dillard's from entering the Patrick Henry Mall. In January 1998 this lawsuit was settled by the parties. The settlement had no material adverse effect on the Company's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information with respect to the five executive officers of the Company as of February 17, 1998.

       Name              Age             Office with the Company

Frank J. Pasquerilla     71     Trustee, Chairman of the Board of Trustees and
                                Chief Executive Officer
Mark E. Pasquerilla      38     Trustee and President
John M. Kriak            50     Trustee, Executive Vice President and Chief
Financial Officer
Nicholas O. Antonazzo    60     Executive Vice President, Real Estate
Development
Thomas Stephenson        56     Executive Vice President, Asset Management

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

          Mark E. Pasquerilla became President of the Company upon its formation. Mr. Pasquerilla directs asset management, project construction and the general administration of the Company and also assists the Chief Executive Officer with strategic planning and the establishment of corporate policy. He has also served as President of CAA since 1990, and was Executive Vice President of Operations of CAA from 1987 to 1990. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fulbright-Hays Scholar. In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive and Discount Committees of USBANCORP, INC. Mark E. Pasquerilla is the son of Frank J. Pasquerilla.

          John M. Kriak became Executive Vice President and Chief Financial Officer of the Company on May 3, 1995. Mr. Kriak is responsible for financial services, with emphasis on corporate and project financing, financial reporting, and management information systems. Mr. Kriak has been Executive Vice President of Crown Holding Company, the parent of Crown Investments Trust, since May 1993. He was formerly the Chief Financial Officer, Vice President, Secretary, and Treasurer of Penn Traffic Company, a food retailer and supermarket operator, from 1976 until May 1993. Mr. Kriak is a CPA, CMA and CFM.

          Nicholas O. Antonazzo became Executive Vice President, Real Estate Development, of the Company upon its formation. Mr. Antonazzo directs the expansion and redevelopment of regional malls, anchor department store relations, build-to-suit development, value-added tenant relations and peripheral land sales. He has also served as Executive Vice President of Development of CAA from 1987 to August 16, 1993. Mr. Antonazzo is a former state director for the International Council of Shopping Centers and is admitted to practice law before the Pennsylvania Supreme and Superior Courts.

          Thomas Stephenson became Executive Vice President, Asset Management of the Company in April 1994. Mr. Stephenson is responsible for strategic planning as well as directing the operations of the Company's regional shopping mall portfolio. He served as Senior Vice President of Operations for The Hahn Company (a shopping center developer and manager) from 1987 to 1994 and as Vice
President of Operations from 1983 to 1987.   Previously, he was with Trizec
Corporation, Ltd. ( a shopping center developer and manager) from 1971 to 1983 as Vice President of Operations. Mr. Stephenson is a CPA.

          The executive officers are elected annually by the Board of Trustees at an organization meeting which is held immediately after each Annual Meeting of Shareholders. The executive officers of the Company serve in the identical offices in each of the Partnerships.


                                     PART II

Item  5.    Market  for  Registrant's Common Shares of Beneficial  Interest  and
Related Shareholder    Matters

           The shares are listed on the New York Stock Exchange (symbol: CWN). As of February 17, 1998, there were 26,475,314 common shares issued and outstanding, held by 1,127 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in the period January 1, 1996 through December 31, 1997 were as follows:

                                        1996                     1997
                              High   Low     Dividend   High    Low     Dividend

Quarter ended March 31       $8 3/8  $7 3/8  $0.20      $8 3/8   $7 3/8  $0.20
Quarter ended June 30        $7 7/8  $7 3/8  $0.20      $9 3/8   $7 1/2  $0.20
Quarter ended September 30   $8 5/8  $7 5/8  $0.20      $9 15/16 $9 3/16 $0.20
Quarter ended December 31    $8      $7 1/4  $0.20      $9 11/16 $8 1/8  $0.20

Item 6.   Selected Financial Data

           The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Company is sole general partner in the Operating Partnership, and as of December 31, 1997 holds 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 73.72% of the common partnership interests. The Operating Partnership in turn holds a 99.5% general partnership interest in the
Financing Partnership, and holds 99.5% imited partnership interests in Crown American WL Associates, L.P. and Crown American Acquisition Associates I,
L.P. (see Note 5 and Note 14 to the Consolidated Financial Statements), with 0.5% general partnership interests in each entity owned by the Company through its wholly-owned subsidiaries. The combined financial data of Crown American Realty Properties (the "Predecessor") which includes all the assets, liabilities and results of operations identified with the Properties and pro forma consolidated data as if the formation of the Company had occurred on January 1, 1993. The financial data should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. (See Item 1 in this Annual Report on Form 10-K for a discussion of the business combination completed on August 17, 1993).

           Per share data are reflected only for the Company for the period from its inception to December 31, 1997 and for the pro forma financial data for the year ended December 31, 1993. (See Note 2 to the Consolidated Financial
Statements in Item 8 hereto.) Per share data are not relevant for the historical combined financial data of the Predecessor since it did not operate as a separate legal entity. Historical operating results, including net income or loss, may not be comparable to future operating results because of the historically greater debt leverage of the Predecessor.

           Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles - "GAAP") before minority interest, real estate depreciation and amortization, and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support. Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gains on sales of outparcel land are included in this measure of performance. Gains on sales of anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

           Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by The National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not adjustments to GAAP income in the calculation of FFO. All prior periods' FFO results have been retroactively restated. The revised definition resulted in reductions of 1996, 1995, and 1994 total FFO of $4.6 million, $4.5 million, and $3.9 million, respectively.

           EBITDA is defined as revenues and gain on sales of outparcel land, less operating costs and general and administrative expenses, but before interest, depreciation and amortization. Management believes this measure provides the clearest indicator of property operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the capital structure of the property owner.

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




Item 6.  Selected Financial Data (continued)

                                      Crown American Realty Trust

                                         Year Ended December 31,
                                   1997      1996       1995      1994
                                  (in thousands, except per share data)
Operating Data:
Total revenues                  $130,994   $ 133,972  $ 132,248  $ 119,859
Operating costs:
Property operating costs          43,779      46,457     45,408     39,368
Depreciation and amortization     38,311      35,315     34,634     29,171
General and administrative         4,698       4,135      4,420      2,622
expenses
Operating income before interest  44,206      48,065     47,786     48,698
Interest                          42,663      45,337     42,923     36,240
Adjustment to carrying value                           (35,000)
of assets
Gain on sale of property           1,051       5,776      3,492      6,591
Income (loss) before minority
interest and extraordinary items   2,594       8,504   (26,645)     19,049
Minority interest in               1,644     (1,979)      4,205    (4,192)
Operating Partnership
Extraordinary gain on fire                               11,244
insurance claim
Extraordinary loss on early      (2,331)       (718)      (765)
extinguishment of debt
Net income (loss)                  1,907       5,807   (11,961)     14,857
Dividends on preferred           (6,646)
shares
Net income (loss) applicable  $  (4,739)   $   5,807 $ (11,961)  $  14,857
to common shares
Per share data (after
minority interest): (2)
Basic EPS:
Income (loss) before          $  (0.11)   $    0.23  $  (0.72)  $    0.55
extraordinary items
Extraordinary items              (0.06)      (0.02)       0.29
Net income (loss)             $  (0.17)   $    0.21  $  (0.43)  $    0.55
Diluted EPS:
Income (loss) before          $  (0.11)   $    0.23  $  (0.72)  $    0.55
extraordinary items
Extraordinary items              (0.06)      (0.02)       0.29
Net income (loss)             $  (0.17)   $    0.21  $  (0.43)  $    0.55

Other Data:
EBITDA (3 & 5)                $  88,028   $  91,514  $  91,269  $  84,876
Funds from Operations (FFO):
(4, 5, & 6)
Net income (loss)             $   1,907   $   5,807  $ (11,961) $  14,857
Adjustments:
Minority interest in            (1,644)       1,979     (4,205)     4,192
Operating Partnership
Adjustment to carrying value                             35,000
of assets
Less gain on asset sales                    (2,351)               (4,498)
Depreciation and amortization    39,682      36,678      36,417    30,859
- real estate
Operating covenant                2,630       2,630       2,685     2,592
amortization
Cash flow support earned          3,733       2,889       2,591     3,703
Extraordinary gain on fire                             (11,244)
insurance claim
Extraordinary loss on early       2,331        718         765
extinguishment of debt
Funds from Operations before     48,639     48,350      50,048     51,705
allocations to minority interest
and preferred shares
Less:
Amounts allocable to              6,646
preferred shares
Amounts allocable to minority    10,810      12,287     12,653      11,379
interest
Funds from Operations          $ 31,183   $  36,063   $ 37,395   $  40,326
applicable to common shares
Weighted average common          27,228      27,515     27,372      27,119
shares outstanding (000)
Weighted average common          36,667      36,956     36,668      34,772
shares and Operating
Partnership units outstanding
(000)

Cash Flows:
Net cash provided by          $  38,747   $  44,848  $  57,174   $  50,489
operating activities
Net cash (used in) investing   (70,983)    (41,730)  (100,238)    (20,031)
activities
Net cash provided by (used       34,962     (2,408)     46,964     (34,136)
in) financing activities

                                   Crown American      Crown American
                                    Realty Trust      Realty Properties

                                  August      Pro     February
                                    17,     Forma(1)     1,
                                   1993     Twelve      1993      Year
                                    to      Months       to       Ended
                                 December  December    August    January
                                    31,       31,        16,       31,
                                   1993      1993       1993      1993

Operating Data:
Total revenues                 $ 45,370  $ 113,404  $  58,940  $ 107,521
Operating costs:
Property operating costs         14,225     38,168     21,131     34,123
Depreciation and amortization    10,674     29,818     16,809     27,815
General and administrative          651      2,310      1,861      2,184
expenses
Operating income before          19,820     43,108     19,139     43,399
interest
Interest                         13,453     36,555     40,454     75,440
Adjustment to carrying value
of assets
Gain on sale of property            836      4,154      3,202      1,393
Income (loss) before minority
interest and
extraordinary items               7,203     10,707   (18,113)   (30,648)
Minority interest in            (1,585)    (2,355)
Operating Partnership
Extraordinary gain on fire
insurance claim
Extraordinary loss on early               (13,960)
extinguishment of debt
Net income (loss)                 5,618      8,352   (32,073)   (30,648)
Income allocated to preferred
shares
Net income (loss) applicable  $   5,618   $  8,352  $(32,073)  $(30,648)
to common shares
Per share data (after
minority interest): (2)
Basic EPS:
Income (loss) before          $    0.21   $   0.31
extraordinary items
Extraordinary items
Net income (loss)             $    0.21   $   0.31
Diluted EPS:
Net income (loss) before      $    0.21   $   0.31
extraordinary items
Extraordinary items
Net income (loss)             $    0.21   $   0.31

Other Data:
EBITDA (3 & 5)                $ 32,633    $ 78,014  $  41,033  $  75,349
Funds from Operations (FFO):
(4, 5, & 6)
Net income (loss)             $  5,618   $   8,352
Adjustments:
Minority interest in             1,585       2,355
Operating Partnership
Adjustment to carrying value
of assets
Less gain on asset sales                   (2,480)
Depreciation and amortization    10,755     30,178
- real estate
Operating covenant                  971      2,590
amortization
Cash flow support earned          1,365      3,947
Extraordinary gain on fire
insurance claim
Extraordinary loss on early
extinguishment of debt
Funds from Operations before     20,294     44,942
allocations to minority
interest and preferred shares
Less:
Amounts allocable to
preferred shares
Amounts allocable to minority     4,465      9,891
interest
Funds from Operations          $ 15,829   $ 35,051
applicable to
common shares
Weighted average common          26,901     27,119
shares outstanding (000)
Weighted average common          34,564     34,772
shares and Operating
Partnership units outstanding
(000)

Cash Flows:
Net cash provided by          $   5,296      N/A
operating activities
Net cash (used in) investing   (12,500)      N/A
activities
Net cash provided by (used       13,018      N/A
in) financing activities


(1) Pro forma operating data represents the results of operations as if the formation of Crown American Realty Trust had occurred on January 1, 1993.
     The pro forma operating data for the twelve months ended December 31, 1993 represents the results of operations of Crown American Realty Trust for the period August 17, 1993 to December 31, 1993, plus the pro forma results of operations of Crown American Realty Properties for the period
     February 1, 1993 to August 16, 1993 and an estimate for January 1993, based primarily on one-twelfth of the pro forma year ended January 31, 1993.
(2) All per share data are based on the weighted average common shares outstanding shown for the respective periods.
(3) EBITDA represents earnings before interest, depreciation and amortization, and unusual items. As a REIT, the Company is generally not subject to federal income taxes.
(4) Funds from Operations represents net income before minority interest, real estate depreciation and amortization, plus earned cash flow support and adjusted for certain unusual and non-recurring items.
(5), (6) - See page 20 for explanation






Item 6. Selected Financial Data (continued)

                                                  December 31,
Balance Sheet Data:              1997      1996      1995      1994      1993
                                                (in thousands)
Income-producing properties
(before accumulated
depreciation and amortization) $1,024,641  $960,692  $933,220  $856,213 $836,451
Total assets                      785,949   740,638   737,518   701,409  701,485
Total debt and liabilities        570,845   600,986   580,234   502,856  481,813
Minority interest                  25,334    35,576    39,873    43,670   48,345
Shareholders' equity              189,770   104,076   117,411   154,883  171,327


                                                   December 31,

Portfolio Property Data (7):       1997     1996      1995       1994      1993

Number of malls at end of year        26        25        25        23        23

Mall shop GLA at end of year       5,539     5,355     5,221     4,895     4,987
(000 sq. ft.) (8)

Comparable store mall shop     $     228  $    217  $    206  $     204  $   206
tenant sales per square foot
(9), (11)

Occupancy percentage at year         79%       76%        82%       84%      80%
end (10), (11)


(5) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles,
     (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
(6) As noted in the narrative preceding the above table, beginning in 1996, the Company adopted a revised definition of FFO as promulgated by NAREIT.
     FFO for all prior periods has been restated.
(7) The data prior to 1995 excludes Wyoming Valley Mall and Middletown Mall which were acquired by the Company in 1995. The data for 1997 includes the impact of the Valley Mall acquisition completed in November 1997
     (see Note 14 to the Consolidated Financial Statements).
(8) All periods shown exclude anchor store GLA and freestanding GLA which approximate 8.7 million square feet and 0.8 million square feet, respectively, at December 31, 1997.
(9) Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $721 million, $719 million, $715 million, and $700 million for 1997, 1996, 1995 and 1994, respectively. Sales reported in 1997, 1996, 1995, and 1994 for all owned anchor stores were $1,132 million, $1,112 million, $962 million and $922 million, respectively. The Company owns 93 of 100 anchor store premises as of December 31, 1997.
(10) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.
(11) Comparable mall shop tenant sales and year-end occupancy statistics exclude Middletown Mall (see Note 11 to the table in Item 2 (a)) and
     Valley Mall which was acquired in November 1997.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report on Form 10-K. The Note references in this item can be found on pages 35 to 52. Historical results set forth in the Selected Financial Data and the Consolidated Financial Statements of Crown American Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a)       General Background and Performance Measurement

          Organization

           Crown American Realty Trust (the "Company") was formed in 1993 to acquire interests in 23 enclosed shopping malls and certain other real estate (collectively the "Properties") then currently owned by Crown American Corporation, a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above and is the successor entity of Crown American Realty Properties (the "Predecessor"). The minority limited partnership interests are currently held by Crown Investments Trust and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are affiliates of Crown American Associates ("Crown Associates") which was also formed in 1993 as a wholly-owned subsidiary of Crown Holding and as "Successor to Crown American Corporation". The funds were used by the Operating Partnership to retire debt related to the Properties.

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

           The  properties held by the Company at December 31, 1997 consist  of:
(1) 25 enclosed shopping malls (together with approximately 160 acres of adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b)       Funds from Operations

           As further discussed under Item 6, Selected Financial Data, in this Form 10-K, the Company adopted a change in the definition of Funds From Operations (FFO) beginning January 1, 1996, and has retroactively restated all prior periods for consistent basis of presentation.

          Year ended December 31, 1997 versus year ended December 31, 1996

           FFO applicable to common shareholders for the year ended December 31, 1997 was $31.2 million, compared to $36.1 million for the year ended December 31, 1996. Total 1997 FFO before allocations to minority interests and preferred shareholders was $48.6 million compared to $48.4 million in 1996.

           FFO contribution from the Company's core property operations (i.e., anchor and mall shop rents, percentage rents, straight-line rents, operating costs net of tenant recoveries, temporary and seasonal leasing, and mis-cellaneous mall revenues) increased $3.5 million over 1996. The $3.6 million improvement in property operations includes $2.5 million from lower operating costs, net of tenant recoveries, $0.8 million higher temporary and seasonal leasing income reflecting increased emphasis on this area to mitigate the lower mall shop occupancy, $0.5 million higher straight-line rental income, and $0.5 million contributed from Valley Mall which was acquired in November 1997, offset by $0.2 million lower small shop base and percentage rents from lower average occupancy partially offset by higher average base rents, and $0.8 million from lower anchor base and percentage rents due largely to higher anchor vacancies in 1997. Other positive impacts on total 1997 FFO included: a) a decrease in net interest costs of $2.7 million of which $3.3 million is the effect of the paydown of debt and increased short-term investments associated with the July 1997 preferred share offering offset by $0.6 million higher interest from increased borrowings and less capitalized interest, mainly related to the Logan Valley Mall reconstruction, and b) an increase in Cash Flow Support (see Note 8) by $0.8 million. Negative impacts on total 1997 FFO
included:  a)  a decrease in gain on land sales of $2.4  million,  b)   a
decrease in lease buyout income of $2.3  million,  c)   lower business
interruption income from the Logan Valley fire of $0.8 million,  d)   lower
fees  on  sales  of  non-REIT  assets of $0.4 million, and  e)   higher
general  and administrative costs in the amount of $0.8 million.

          Year ended December 31, 1996 versus year ended December 31, 1995

           FFO applicable to common shareholders for the year ended December 31, 1996 was $36.1 million, compared to $37.4 million for the year ended December 31, 1995. Total 1996 FFO before allocations to minority interest and preferred shareholders was $48.4 million compared to $50.0 million in 1995.

           Positive impacts on total 1996 FFO included: (a) one additional month's contribution from the two malls purchased in early 1995 of $0.3 million which is net of $0.4 million of interest for the extra month, (b) $1.6 million in higher temporary leasing and promotional income resulting from increased emphasis on temporary and seasonal leasing to offset the decline in permanent tenant mall shop occupancy in 1996, (c) $0.4 million in lower property and general administrative costs, (d) $1.6 million in higher lease buyout income including $1.4 million from two Kmart stores that had been closed but still paying rent, and (e) $0.3 million in higher cash flow support earned under the Cash Flow Support Agreement. Negative impacts on total 1996 FFO included: (a) $2.0 million in higher net interest costs as explained further below, (b) $1.0 million in lower business interruption insurance related to the Logan Valley Mall fire that occurred in late 1994, (c) $1.5 million in lower straight-line rental income primarily from write-offs of accrued straight-line rent receivables related to tenants that vacated early, (d) $0.6 million from lower base and percentage rents due to lower mall shop occupancy partially offset by higher average rental rates, and (e) $0.4 million from lower miscellaneous income, principally fee and broker income.

(c)         EBITDA   -   Earnings  before  Interest,  Taxes,  Depreciation   and
                         Amortization

          Year ended December  31, 1997 versus year ended December 31, 1996

          Total EBITDA for the year ended December 31, 1997 was $88.0 million, a decrease of $3.5 million from 1996's $91.5 million. The principal factors impacting EBITDA in 1997 were: a) $2.3 million lower lease buyout income, b) $0.8 million lower business interruption income from the 1994 fire at Logan
Valley Mall, c) $2.4 million lower gain on land sales, offset by d) $2.1 million lower net property operating costs and administrative costs.

          Year ended December 31, 1996 versus year ended December 31, 1995

           Total EBITDA for the year ended December 31, 1996 was $91.5 million, up $0.2 million from 1995's $91.3 million. The principal factors impacting EBITDA in 1996 were: (a) higher total revenues of $1.7 million offset by $1.4 million in net higher property operating costs and administrative costs.

 (d)      Property Operating Results and Trends

          Aggregate Tenant Sales Volume

      Over the long term, the level of anchor and mall shop tenant sales is the single most important determinant of revenues of the Company as anchor and mall shop tenants provide over 90% of total revenues and because tenant sales determine the amount of rent, percentage rent and recoverable expenses (together, total occupancy costs) that tenants can afford to pay. However, levels of tenant sales are considerably more volatile in the short run than total occupancy costs.

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

           Average base rents per square foot for mall shop tenants at quarter end for the last three years as shown below. The increase in average base rent during these three years results primarily from renewing existing leases at higher base rents, from leasing vacant space at higher base rents, and from elimination of lower paying tenants that closed during this period.

                               1997      1996      1995
           March  31          $ 15.96  $  15.42    $ 14.79
           June 30              16.13     15.56     14.86
           September 30         16.69     15.71     15.07
           December 31          16.82     15.85     15.10


           Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

                                           1997      1996      1995
           Anchors (owned locations)     $ 1,132   $ 1,112    $ 962
           Mall shop tenants, excluding      721       719      715
             freestanding, theater, and
             supermarkets


           The above data excludes sales from all seasonal and temporary tenants who generally do not report their sales to the Company. The growth in total anchor sales for 1997 was mitigated because of (1) the two Kmart stores that were bought out in late 1996 and which were vacant in 1997 and (2) two temporary Bon-Ton stores that closed in early 1997 and which were vacant during the remainder of the year. The Company owned 93 of 100 anchor store locations at December 31, 1997.

           Comparable Mall Store Sales and Occupancy Cost

           Management believes that over long periods of time the ability of tenants to pay occupancy costs and earn profits increases as sales per square foot increase, whether through inflation or real growth in customer spending. Because most mall shop tenants have certain fixed expenses, the occupancy costs (base fixed rents, percentage rents, and expense recoveries - pro rata share of real estate taxes and common area maintenance and other costs pertaining to the property) that they can afford to pay and still be profitable is a higher percentage of sales at higher sales per square foot. While such increased occupancy costs as a percentage of sales cannot grow indefinitely for any one tenant, management believes that it is possible to increase the percentage paid by all tenants as a group by aggressively working to replace under-performing tenants with better performing ones.

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

                                                 1997   1996   1995
Comparable mall store sales per square foot     $ 228  $  217  $    206
Occupancy  cost percentage at period  end       10.4%   10.6%     11.1%


          Seasonality and Occupancy

          The enclosed shopping mall industry is seasonal in nature, with anchor and mall shop tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and expense recoveries are generally not subject to seasonal factors, many leases are scheduled to expire in the first calendar quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Accordingly, revenues and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter.

          The aggregate occupancy percentage, defined as the ratio of total mall shop space that is leased (including both tenants occupying space and tenants that have signed leases but have not yet taken occupancy) to the total mall shop space gross leasable area ("GLA") at quarter-end for the last three years is set out below.

                                    1997   1996    1995
           March 31                 75%    79%     82%
           June 30                  77%    77%     81%
           September 30             77%    77%     81%
           December 31              79%    76%     82%


               The decline in occupancy in 1996 and early 1997 occurred due to a higher than normal number of tenant bankruptcies and early closings, particularly in the first and second quarters of 1996, and, to a lesser extent, from slower leasing activity in 1996. Occupancy at December 31, 1997 does not include Valley Mall which was purchased in November 1997. As described in Note 11 to the table in Item 2 (a), Middletown Mall and Valley Mall have been excluded from occupancy in all periods.

(e)       Results of Operations

          Comparison of Year Ended December 31, 1997, versus Year Ended December 31, 1996

     Total 1997 revenues were $131.0 million compared to $134.0 million in 1996. Contributing to the decrease in revenues were: $0.8 million lower business interruption insurance, $0.6 lower cost recovery income due to lower recoverable costs at the properties, $2.3 million lower lease buyout income due mainly to two Kmart anchor lease buyouts in the third and fourth quarters of 1996, $0.2 million lower small shop base and percentage rents due to lower occupancy earlier in the year partially offset by higher average base rent per foot, $0.6 million lower anchor base and percentage rents from higher anchor vacancies in 1997, and $0.4 million lower fees and commissions from sales of non-Company properties (included in miscellaneous income). Offsetting these decreases were:
$0.9 million in higher temporary and promotional income, $0.2 million higher net utility income, $0.5 million higher straight-line rental income, and $0.7 million in revenues from Valley Mall purchased in mid November 1997. Of the total $3.0 million decrease in revenues for 1997, $2.5 million occurred in the first six months.

Property operating and administrative costs, excluding depreciation and amortization, decreased by $2.7 million in 1997 compared to 1996. Factors contributing to this decrease were lower snow removal costs, lower insurance costs and real estate tax expense due mainly to adjustments in assessed values, and lower consulting fees and non-recoverable mall repairs. Depreciation and amortization expense increased by $3.0 million in 1997 due primarily to an increased level of real estate assets, including Logan Valley Mall, and to a cessation of depreciation in the first half of 1996 on certain assets that had been held for possible sale in 1996. These assets were withdrawn from held for sale status during the second quarter of 1996.

           General and administrative expenses were approximately $0.6 million higher in 1997 compared to 1996. This increase was primarily attributable to higher compensation and travel costs associated with income generating activities, principally leasing and acquisitions. Interest expense decreased by $2.7 million in 1997 compared to 1996, of which $3.3 million resulted from the paydown of $58.3 million of debt from the proceeds of the July 1997 preferred share offering and interest income from temporary short-term investment of the proceeds from the preferred shares, offset by $0.6 million from higher borrowings and lower capitalized interest mainly from the Logan Valley Mall reconstruction.

           The gain on the sale of outparcel land was $1.1 million in 1997, a decrease of $2.4 million compared to 1996 due to fewer sale transactions. In addition, in September 1996, the Company sold its Patrick Henry Corporate Center, an office building located in Newport News, Virginia to an insurance company. The net gain from this transaction of $2.4 million is shown as a gain on asset sales.

           During 1997 the Company recorded $2.3 million in extraordinary losses on the early extinguishment of debt. These losses result from writing off unamortized deferred financing costs and from prepayment penalties associated with certain loans that were prepaid. Similarly, during 1996 the Company recorded $0.7 million in extraordinary losses representing the early extinguishment of debt related to the sale of the Patrick Henry Corporate Center and to the refinancing of two loans.

          Comparison of Year Ended December 31, 1996, versus Year Ended December 31, 1995

           Total revenues increased by $1.7 million in 1996 compared to 1995, of which $1.0 million relates to one additional month of operations in 1996 from the two malls purchased in early 1995. The $0.7 million increase in revenues from comparable properties is due to $1.6 million in higher lease buyout income from tenants, $0.9 million from higher cost recovery income caused by higher recoverable costs, $1.6 million in higher temporary and seasonal leasing, offset by $1.5 million in lower straight-line rental income due partly to write-offs of accrued straight-line receivables from tenants that vacated early, $1.0 million in lower business interruption insurance from the Logan Valley Mall fire, $0.5 million in lower base and percentage rents due to lower mall shop occupancy partially offset by higher base rental rates, and $0.4 million in lower miscellaneous income, primarily fee and broker income.

          Property operating and administrative costs including depreciation and amortization increased $1.7 million in 1996 compared to 1995; $0.6 million of the increase relates to the extra month of operations from the two malls purchased in early 1995. Of the remaining $1.1 million increase, $1.9 million is due to higher property taxes from increased tax rates and assessments, $0.4 million in higher depreciation from higher depreciable assets, offset by $1.2 million in lower operating costs, both recoverable and non-recoverable.

           General and administrative expenses in 1996 were lower than 1995 by $0.3 million due to lower overall spending. Interest expense for 1996 was $2.4 million higher than 1995, of which $0.4 million relates to the extra month of financing for the two malls purchased in early 1995. The remaining $2.0 million increase is comprised of $1.7 million from higher average debt balances outstanding during the year, $0.9 million from higher financing costs offset by $0.2 million from lower effective interest rates and $0.4 million from higher capitalized interest on construction projects, primarily the Logan Valley Mall reconstruction.

           Property sales and adjustments contributed $5.8 million to net income in 1996 compared to $31.5 million reduction in net income in 1995. The 1995 amount includes a $35 million non-cash adjustment to the carrying value of a property as further described in Note 15 to the Consolidated Financial Statements. The 1996 amounts includes $2.4 million from the sale of Patrick Henry Corporate Center, an office building located in Newport News, Virginia, as also discussed in Note 15, and $3.4 million from sale of certain land out-parcels located adjacent to the Company's mall properties.

           The extraordinary loss in 1996 represents $0.7 million from early extinguishment of debt related to the sale of Patrick Henry Corporate Center and to refinancing of two loans in 1996. The amounts for 1995 relate to $11.2 million extraordinary gain on fire insurance from the Logan Valley Mall fire as further described in Note 4 to the Consolidated Financial Statements and $0.8 million extraordinary loss on early extinguishment of debt on Logan Valley Mall that was repaid in 1995.

(f)       Cash Flows, Liquidity and Capital Resources

      For the years ended December 31, 1997, 1996, and 1995, the Company generated $38.7 million, $44.8 million, and $57.2 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

          1997 Cash Flows

          During 1997 the Company generated $38.7 million in cash from operating activities, which is net of $9.2 million negative impact from changes in receivables, deferred charges and other assets, and payables and other liabilities. The Company invested $39.2 million in its existing properties and related escrows; this included $15.3 million to complete Logan Valley mall reconstruction and related tenant allowances, $5.3 in mall shop and anchor tenant allowances other than Logan Valley, and $2.4 million in capitalized lease acquisition costs. The Company also purchased Valley Mall in Hagerstown, Maryland for $32.0 million as described in Note 14 to the Consolidated Financial Statements. The Company generated $35.0 million from financing activities, which included (1) $118.7 million net proceeds from the issuance of senior preferred shares in July 1997 (see Note 6), (2) $33.3 million net reduction in debt, plus $4.8 in debt issuance costs (3) $35.2 million of cash dividends and distributions paid, and (4) $12.2 million to repurchase common shares held in treasury. The $33.3 million net reduction in debt during 1997 consisted of:
$171.0 million new borrowings, less $6.2 million in related loan deposits and reserves, from refinancing $161.8 million in existing loans on four malls; $17.1 million drawn under construction loans, primarily for Logan Valley Mall; $49.8 million in borrowings under lines of credit and $42.3 million repayments under lines of credit; use of the preferred share proceeds to pay-off $42.2 million of mortgages on three properties, $13.1 million in line of credit borrowings and $3.0 million partial reduction of another mortgage loan; and $2.6 million of scheduled principal amortization.

          1996 Cash Flows

          During 1996 the Company generated $44.8 million in cash from operating activities, which is net of $4.4 million negative impact from changes in accounts receivables, other assets, and accounts payable, $9.5 million in proceeds from asset sales, $1.3 million from issuance of new shares under the
Dividend Reinvestment Plan, and $25.9 million in borrowings net of repayments and debt issuance costs. The Company invested $51.5 million in its properties which included $31.9 million for the Logan Valley Mall reconstruction and expansion project and related tenant allowances, $4.4 million for anchor allowances and expansions and $5.6 million for mall shop tenant allowances other than Logan Valley, $2.2 million for leasing costs and commissions, and $7.4 million for other capitalized costs. The Company also paid $29.6 million in dividends and distributions on its outstanding common shares and Operating Partnership units at an annual rate of $0.80 per common share or Operating Partnership unit. The $25.9 million of net borrowings in 1996 was comprised of $30.7 million in borrowings under the Logan Valley Mall construction loan that was obtained in 1995, $53.8 million in three refinancings, and $3.9 million in draws under other loan or line of credit facilities; these increases were offset by $3.2 million in scheduled debt amortization, $51.3 million repayments on the refinanced debt, and $6.2 million of debt repaid related to the sale of Patrick Henry Corporate Center and certain land out-parcels.

          1995 Cash Flows

           During 1995, the Company invested $109.0 million in income-producing properties. This includes: (1) $62.0 million for two malls (see Note 14 to the Consolidated Financial Statements) of which $8.1 million related to the assigned value of approximately 1.8 million of common Operating Partnership units issued in connection with the purchase of Wyoming Valley Mall; (2) $10.5 million for mall shop tenant allowances, which includes $2.8 million at Viewmont Mall in connection with the 90,000 square foot expansion that opened in 1995; (3) $4.9 million in anchor allowances, which includes $3.0 million for The May Company store at West Manchester Mall; (4) $2.4 million for leasing and related costs;
(5) $16.2 million for the reconstruction of Logan Valley Mall; and (6) $13.0 million for other expansion and renovation projects, including the Viewmont Mall expansion and the West Manchester Mall renovation. These investments were funded by $96.1 million of issued and assumed debt, $8.1 million in Operating Partnership units issued for Wyoming Valley Mall, and the remainder from net operating and other net financing cash flows. As further described under "Liquidity and Capital Resources", in 1995 the Company reduced its quarterly dividend and retained on an annual basis an additional $22 million for investment purposes. The other major uses of cash during 1995 were (1) repayment of $35.1 million in debt, of which $14.8 million was funded by fire insurance proceeds related to Logan Valley Mall, and (2) $39.6 million in dividends and distributions on the outstanding shares and on the minority interest in the Operating Partnership. The Company also sold 250,000 shares for $3.0 million in 1995 and received $0.7 million under its dividend reinvestment plan. The Company also received an advance from an affiliate of $4.4 million (see Note 8).

          Liquidity and Capital Resources

           The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code (see Note 2 to the Consolidated Financial Statements). The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider. During 1995 the Board of Trustees determined that the Company should retain more of its internally generated cash flows to supplement other expected financing sources in order to make investments in certain mall expansion and renovations (including the Logan Valley Mall reconstruction) and in various other investment opportunities. Accordingly, the Company's quarterly dividend of $.35 per share was reduced to $.20 per share beginning with the dividend paid in September 1995. The annual amount of additional cash retained is approximately $22 million.

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

                Also, as more fully described in Note 5 to the Consolidated Financial Statements, in 1997 the Company obtained a $50 million working capital line of credit and a $100 million acquisition line of credit from GE Capital Real Estate ("GECRE"); no amounts were outstanding under either line of credit at December 31, 1997. On February 24, 1998 GECRE advised the Company that it had completed sufficient due diligence relating to a planned 10 year mortgage loan to the Company and was now committed to proceed with the financing pursuant to the terms and conditions outlined in a summary of terms agreement signed by GECRE and the Company in September 1997. The gross proceeds from the new loan (the "Permanent Loan") are expected to be near $450 million and will be used to refinance the $280.6 million Mortgage Loans, the $110.0 million GECRE mortgage loan, and a $30.0 million term loan. The remaining proceeds will be used largely to fund closing costs, initial loan reserves and a prepayment penalty with respect to $200.0 million of the Mortgage Loans that would be pre-paid prior to their maturity date. The prepayment penalty will be calculated using interest rates in effect at the time of the prepayment; based on current interest rates the prepayment penalty would be approximately $15 million. In addition approximately $4.4 million of unamortized deferred financing costs related to the existing Mortgage Loans would be written off. Both of these items would be accounted for as an extraordinary loss on early extinguishment of debt. The Permanent Loan will have a fixed interest rate established at closing and will be secured by cross-collateralized mortgages on up to 14 of the malls securing the Mortgage Loans and the two malls securing the $110.0 million GECRE mortgage loan. Closing of this planned Permanent Loan is expected to occur on or about September 1, 1998. The ultimate interest rate and the amount of the Permanent Loan will depend of several factors, including the level of interest rates, the net operating income of the secured properties, and prescribed rating agency criteria at the time of closing. Based on current conditions, the interest rate on the new loan is expected to be lower than the average rate on the indebtedness that will be refinanced. In connection with the Permanent Loan, in November 1997 the Company made a $6.0 million interest-bearing good-faith deposit with GECRE that, subject to certain conditions and limitations, could be forfeited should the Company decide not to consummate the Permanent Loan with GECRE.

      On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space and also affected three additional small shops containing approximately 18,000 square feet of gross leasable space. The net book value of the destroyed assets approximated $3.5 million. The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million. The difference between the amount received and the net book value of destroyed assets and the related demolition and clean up costs is $11.2 million, which has been recorded as an extraordinary gain in 1995. The Company also recorded $0.8 million and $1.9 million in business interruption insurance, during the years ended December 31, 1996 and 1995, respectively, which is included in revenues. The business interruption insurance coverage expired in May 1996. Because of the business interruption insurance coverage, the fire had no material impact on 1996, 1995 and 1994 results of operations. During 1995 the Company started the reconstruction and expansion of the fire-damaged mall; the entire construction project was completed in August 1997 and cost approximately $68 million, including tenant allowances. The project costs were partially funded from a construction loan obtained from a bank consortium, which aggregated $51.4 million by November 1997 when it was refinanced with a new loan with GECRE (see Note 5 to the Consolidated Financial Statements).

           As of December 31, 1997 the scheduled principal payments on all debt are $120.9 million, $112.3 million, $103.5 million, $3.8 million, and $27.7 million for the years ended December 31, 1998 through 2002, respectively, and $173.5 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans, including through the planned GECRE permanent loan financing more fully described in Note 5 to the Consolidated Financial Statements. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1997, 1996, and 1995 were 2.04 to 1, 2.08 to 1, and
2.13 to 1, respectively.

           As further described in Note 8 to the Consolidated Financial Statements, Crown Investments and its subsidiary have been granted rights, subject to certain restrictions, whereby they may redeem part or all of their partnership units for shares, on a one-to-one basis, or cash at a price equal to the value of the Company's common shares. Crown Investments has pledged a portion of its limited partnership units as collateral for a loan it has received from an unrelated third party.

(g)       Economic Trends

           Because inflation has remained relatively low during the last three years it has had little impact on the operations of the Company during this period. Tenant leases also provide, in part, a mechanism to help protect the Company during highly inflationary periods. As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants and therefore, the tenants will absorb part of this increased operating cost. Most of the leases provide for percentage rent after a certain minimum sales level is achieved. Thus, during highly inflationary periods, when retail sales at the Malls increase, the Company should receive additional rental income through percentage rent increases, partially offsetting the effect of inflation.

           The Company has made a preliminary assessment of its exposure to the so-called "Year 2000 problem" which relates to the ability of electronic equipment, computer hardware and software to properly handle dates on or after January 1, 2000. Based on its preliminary assessment, the Company believes that the cost to replace certain computer equipment and software or to reprogram certain software will not be material to its results of operations.

           As more fully described in Note 2 to the Consolidated Financial Statements, the Financial Accounting Standards Board has issued three new accounting pronouncements relating to disclosure matters that will become effective in 1998, none of which is expected to have a significant effect on the Company's disclosures.

(h)       Forward Looking Statements

           Certain of the preceding comments in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward looking statements that involve risk and uncertainties, including overall economic and credit market conditions, the ability to refinance matrity indebtedness, the impact of competition, consumer buying trends, weather conditions, financial market conditions, and other factors.

Item 8.        Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown American Realty Trust and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit of Crown American Realty Trust and subsidiaries was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 25, 1998




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

                                                 Year Ended December 31,
                                             1997           1996         1995

                                       (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                            $   81,044      $   83,441    $  83,167
Percentage rent                              6,544           6,489        6,536
Property operating cost recoveries          30,513          30,975       29,801
Temporary and promotional leasing            9,312           8,411        6,831
Net utility income                           2,806           2,559        2,386
Business interruption insurance                                830        1,870
Miscellaneous income                           775           1,267        1,657
Net                                        130,994         133,972      132,248
Property operating costs:
Recoverable operating costs                 39,467          41,324       40,045
Property administrative costs                2,349           2,068        2,210
Other operating costs                        1,963           3,065        3,153
Depreciation and amortization               38,311          35,315       34,634
Net                                         82,090          81,772       80,042
Net                                         48,904          52,200       52,206
Other expenses:
General and administrative                   4,698           4,135        4,420
Interest                                    42,663          45,337       42,923
Net                                         47,361          49,472       47,343
Net                                          1,543           2,728        4,863
Property sales and adjustments:
Adjustment to carrying value of assets                                 (35,000)
Gain on sale of outparcel land               1,051           3,425        3,492
Gain on asset sales                                          2,351
Net                                          1,051           5,776     (31,508)
Income (loss) before extraordinary
items and minority interest                  2,594           8,504     (26,645)

Extraordinary loss on early
extinguishment of debt                     (2,331)           (718)        (765)
Extraordinary gain on fire insurance
claim                                                                    11,244

Income (loss) before minority interest
in Operating Partnership                       263           7,786     (16,166)

Minority interest in (income) loss of
Operating Partnership                        1,644         (1,979)        4,205

Net income (loss)                            1,907           5,807     (11,961)

Dividends on preferred shares              (6,646)

Net income (loss) applicable to common
shares                                  $  (4,739)     $     5,807    $(11,961)

Per common share information:
Basic EPS
Income (loss) before extraordinary
items                                   $   (0.11)     $      0.23    $  (0.72)
Extraordinary items                         (0.06)          (0.02)         0.29
Net income (loss)                       $   (0.17)     $      0.21    $  (0.43)

Weighted average shares outstanding
(000)                                       27,228          27,515       27,372

Diluted EPS
Income (loss before extraordinary items $   (0.11)     $      0.23    $  (0.72)
Extraordinary items                         (0.06)          (0.02)         0.29
Net income (loss)                       $   (0.17)     $      0.21    $  (0.43)

Weighted average shares outstanding
(000)                                       27,228          27,519       27,372

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                              December 31,
                                                          1997           1996

                                                     (in thousands, except share
                                                         and per share data)

Assets

Income-producing properties:
Land                                                   $   132,055   $   120,999
Buildings and improvements                                 852,674       798,470
Deferred leasing and other charges                          39,912        41,223
Net                                                      1,024,641       960,692
Accumulated depreciation and amortization                (315,125)     (281,478)
Net                                                        709,516       679,214

Other Assets:
Investment in joint venture                                  5,808         5,799
Cash and cash equivalents                                    9,472         6,746
Tenant and other receivables                                16,986        16,516
Deferred charges and other assets                           44,167        32,363
Net                                                    $   785,949   $   740,638

Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties                    $   541,713   $   568,785
Accounts payable and other liabilities                      29,132        32,201
Net                                                        570,845       600,986

Minority interest in Operating Partnership                  25,334        35,576

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11.00%
cumulative, $.01 par value, 2,500,000 shares issued
and outstanding                                                 25
Common shares, par value $.01 per share, 120,000,000
shares authorized, 27,727,212 and 27,612,756 shares
issued at December 31, 1997 and 1996, respectively             277           276
Additional paid-in capital                                 308,571       184,205
Accumulated deficit                                      (106,881)      (80,405)
Net                                                        201,992       104,076

Less common shares held in treasury at cost, 1,251,898
shares at December 31, 1997, respectively                 (12,222)
Net                                                        189,770       104,076
Net                                                    $   785,949   $   740,638

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                  Year Ended December 31,
                                                1997        1996         1995

                                                    (in thousands)
Cash flows from operating activities:
Net income (loss)                            $   1,907    $    5,807  $(11,961)
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Minority interest in Operating Partnership     (1,644)        1,979     (4,205)
Adjustment to carrying value of assets                                   35,000
Equity earnings in joint venture                 (528)        (575)       (624)
Depreciation and amortization                   45,886       43,713      43,419
Gain on asset sales                                         (2,351)
Extraordinary loss on early extinguishment       2,331          718         765
of debt
Extraordinary gain on fire insurance claim                             (11,244)
Net changes in:
Tenant and other receivables                       520      (1,386)       (167)
Deferred charges and other assets              (7,857)        1,309     (4,221)
Accounts payable and other liabilites          (1,868)      (4,366)      10,412
Net cash provided by operating activities       38,747       44,848      57,174

Cash flows from investing activities:
Investment in income properties                (39,152)    (51,482)    (46,938)
Acquisitions of enclosed malls                 (31,981)                (53,900)
Proceeds from asset sales                                     9,452
Distributions from joint venture                   150          300         600
Net cash (used in) investing activities        (70,983)    (41,730)   (100,238)

Cash flows from financing activities:
Net proceeds from issuance of senior           118,671
preferred shares
Net proceeds from sale of common shares and
from dividend reinvestment plan                    921        1,257       3,702
Proceeds from issuance or assumption of        231,723       88,499      97,706
debt, net of deposits
Cost of issuance of debt                       (4,774)      (1,804)     (1,591)
Debt repayments                              (265,002)     (60,796)    (35,091)
Fire insurance proceeds, net of clean up                                 14,823
costs
Dividends and distributions paid on common
shares and partnership units                  (29,287)     (29,564)    (39,552)
Dividends paid on senior preferred shares      (5,921)
Advance from affiliate                                                    4,376
Purchase of common shares held in treasury    (12,222)
Cash flow support payments                         853                    2,591
Net cash provided by (used in) financing        34,962       (2,408)     46,964
activities

Net increase in cash and cash equivalents        2,726          710       3,900

Cash and cash equivalents, beginning of          6,746        6,036        2,136
period

Cash and cash equivalents, end of period     $   9,472    $    6,746   $   6,036

Interest paid (net of amounts capitalized)   $  39,351    $   41,480   $ 39,307
Interest cost capitalized                    $   2,463    $    2,943   $  2,580

Non-cash financing activities:
Tenant improvements funded by Crown          $            $            $     82
Investments Trust, including $0, $0, and
$21 allocated to minority interest           $            $            $  8,074
Issuance of partnership units related to
Wyoming Valley acquisition
Cash flow support credited to minority       $   1,889    $    2,889   $
interest and paid-in capital
that was prefunded in 1995
Preferred dividends accrued but unpaid as of $     725    $            $
year end

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity

                                  Common
                                  Shares      Senior                  Additional
                                  Out-        Preferred   Common      Paid-in
                                  standing    Shares      Shares      Capital
                                                  (in thousands)

Balance, December 31, 1994            27,128  $           $      271  $ 176,849

Shares issued for cash                   250                       2      2,973
Shares issued under dividend
reinvestment plan                         72                       1        538
Capital contributions from
Crown
Investments Trust:
Cash flow support payments                                                1,932
Tenant allowances funded                                                     61
Transfer in (out) of limited
partner's interest in the
Operating Partnership                                                   (1,016)
Net (loss)
Dividends paid

Balance, December 31, 1995            27,450                     274    181,337

Shares issued under dividend
reinvestment plan                        163                       2      1,255
Capital contributions from
Crown Investments Trust:
Cash flow support payments                                                2,152
Transfer in (out) of limited
partner's interest in the Operating                                       (539)
Partnership
Net income
Dividends paid

Balance, December 31, 1996            27,613                     276    184,205

Issuance of Preferred Shares                          25                118,646
Common Shares issued under
dividend reinvestment plan               114                       1        920
Common Shares purchased and
held in treasury                     (1,252)
Transfer in (out) of limited
partners'interest in the Operating                                        2,029
Partnership
Capital contributions from
Crown Investments Trust:
Cash flow support                                                         2,771
Net income
Dividends paid and accrued

Balance, December 31, 1997            26,475  $       25  $      277  $ 308,571


                                 Retained
                                 Earnings     Common
                                 (Accumu-     Shares
                                 lated)       Held in
                                 Deficit)     Treasury     Total



Balance, December 31, 1994       $  (22,237)  $           $  154,883

Shares issued for cash                                         2,975
Shares issued under dividend
reinvestment plan                                                539
Capital contributions from
Crown Investments Trust:
Cash flow support payments                                     1,932
Tenant allowances funded                                          61
Transfer in (out) of limited
partner's interest in the
Operating Partnership                                         (1,016)
Net (loss)                           (11,961)                (11,961)
Dividends paid                       (30,002)                (30,002)

Balance, December 31, 1995           (64,200)                 117,411

Shares issued under dividend
reinvestment plan                                              1,257
Capital contributions from
Crown Investments Trust:
Cash flow support payments                                     2,152
Transfer in (out) of limited
partner's interest in the
Operating Partnership                                           (539)
Net income                              5,807                   5,807
Dividends paid                       (22,012)                (22,012)

Balance, December 31, 1996           (80,405)                 104,076

Issuance of Preferred Shares                                 118,671
Common Shares issued under
dividend reinvestment plan                                       921
Common Shares purchased and
held in treasury                                (12,222)    (12,222)
Transfer in (out) of limited
partners'
interest in the Operating                                      2,029
Partnership
Capital contributions from
Crown Investments Trust:
Cash flow support                                              2,771
Net income                             1,907                   1,907
Dividends paid and accrued          (28,383)                (28,383)

Balance, December 31, 1997       $ (106,881)  $ (12,222)  $  189,770


The accompanying notes are an integral part of these statements.





                           CROWN AMERICAN REALTY TRUST
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Organization

Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly owned subsidiary of Crown Holding Company ("Crown Holding"). Crown Associates, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings. The Company raised approximately $405 million in equity through an initial public offering of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering to own and operate the Properties. The proceeds were used by the Operating Partnership to retire debt related to the Properties.

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership which is 99.5% owned by the Operating Partnership and 0.5% owned by the Company.

The  limited  partnership  interest in the Operating  Partnership  and  the  1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments"), by Crown American Investment Company (a subsidiary of Crown Investments), and by members of the Pasquerilla family. As described in Note 14, the Company acquired two additional malls in 1995 and one additional mall in 1997.

Simultaneously with the above transactions, the Financing Partnership borrowed approximately $300 million of mortgage debt (the "Mortgage Loans") then secured by 15 (now 14) enclosed shopping malls (see Note 5). The net proceeds from the Mortgage Loans together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties.

As further described in Note 6, on July 3, 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial offering price of $50.00 per share.

Nature of Operations

The Company is a fully-integrated real estate company primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other retailing companies. The Company's top five tenants in terms of total revenues are as follows:

                                Percent of  Total Revenues
                                      1997      1996

Sears Roebuck and Co.                 7.5%      6.6%
J C Penney, Inc.                      5.2%      4.1%
The Limited Stores, Inc.              4.6%      4.5%
F. W. Woolworth                       3.8%      3.7%
The Bon-Ton Stores, Inc.              3.4%      3.1%

The amounts for The Bon-Ton Stores, Inc. ("Bon-Ton") exclude $0.1 million and $1.1 million, respectively, of revenues for locations under temporary leases - see Note 8. Amounts for F.W. Woolworth relate to Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker, Champs, Northern Reflections, and Foot Quarters.

The Properties currently consist of: (1) 25 enclosed shopping malls located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain. The Company also owns approximately 160 acres of land adjacent to a number of the mall properties which are held for development, ground lease, or sale to third parties.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other debt instruments, and trends in the national and local economy, including income tax laws, governmental regulations and legislation, and population trends.

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership, which in turn includes the Financing Partnership, Crown American Acquisition Associates I, L.P. (See Note 14) and Crown American WL Associates, L.P. (see Note 5), all of which are 99.5% owned by the Operating Partnership and 0.5% by the Company through separate wholly-owned subsidiaries. The Company is the sole general partner in the Operating
Partnership, and at December 31, 1997 the Company held 100% of the preferred partnership interests (see Note 6) and 73.72% of the common partnership
interests.   All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Income-Producing Properties

Income-producing properties are recorded at the lower of cost or net realizable value. Included in such costs are acquisition, development, construction, tenant improvements, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents costs which meet the definition of "indirect costs" in Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated useful lives of 10 to 45 years resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements is provided utilizing the straight-line method over the life of the related leases.


With respect to assets held for the long-term production of income, the Company assesses impairment based on whether the estimated future net cash flows expected to be generated by the asset (undiscounted and without interest) is in excess of the net book value of the asset. If a property held for long term production of income is impaired, its basis is adjusted to fair value. With respect to assets held for sale, the Company assesses impairment based on whether the net realizable value (estimated fair value sales price less direct cost to sell) is in excess of the net book value of the asset. If a property held for sale is impaired, its net book value is adjusted to fair value less estimated direct cost to sell.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. Total repairs and maintenance expenses were $8.5 million, $9.2 million, and $9.3 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure. Substantially all of the income-producing properties have been pledged to secure the Company's currently outstanding debt and the $55.6 million in lines of credit (no amounts borrowed under the lines of credit as of December 31, 1997).

Interest and Financing Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $2.5 million, $2.9 million, and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense includes costs of any financings that are not completed, amortization of deferred financing costs related to completed financings (see Note 3) and is net of miscellaneous interest income on cash and escrow deposit balances aggregating $1.5 million, $0.5 million, and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Financing costs are based on actual costs incurred in obtaining the financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early is written off as an extraordinary item.

Revenue Recognition

The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rents are recognized on a straight-line basis; as such, the rental revenues for leases which contain rent abatements and contractual increases are recognized on a straight-line basis over the initial term of the related lease. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the expenses are incurred. These recoveries also include certain capital expenditures that are recovered from the tenants in the period the depreciation is recognized.

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

The Company's taxable income (before the dividends paid deduction) for the years ended December 31, 1997, 1996, 1995 was approximately $2.3 million, $2.1 million, and $2.8 million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. In order to maintain REIT status, the Company must distribute to its shareholders at least 95% of its taxable income in the form of deductible dividends. This required distribution is significantly less than the amounts actually distributed each year since the Company elected REIT status in 1993.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:

                                     Total Paid   Current
                                     Per Common   Taxable       Non-Taxable
                                        Share    Dividends    Return of Capital
Year ended December 31, 1997          $0.80         0%               100%
Year ended December 31, 1996          $0.80        44%                56%
Year ended December 31, 1995          $1.10        35%                65%


The  decrease  in  the taxable portion of the 1997 dividends  results  from  the allocation of taxable income first to the preferred share dividends with any remainder allocable to the common share dividends. During the year ended December 31, 1997 the Company paid dividends of $2.3681 per preferred share, all of which was currently taxable income.

Investment in Joint Venture

The Company's 50% joint venture investment in Palmer Park Mall Venture, which owns Palmer Park Mall (not managed by the Company), is accounted for under the equity method. As such, earnings of the joint venture are reflected in miscellaneous income in the period earned and distributions of the joint venture are reflected as a reduction in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $4.6 million at December 31, 1997, with a remaining amortization period of approximately 13 years. The Company and the other 50% owner have guaranteed $1.1 million of debt owed by the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents includes all unrestricted cash and cash equivalent investments with original maturities of three months or less. Restricted cash and cash equivalent investments are included in deferred charges and other assets (see Note 3).

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for 1997 and 1995 are identical. Below is the computation of basic and diluted EPS for the year ended December 31, 1996 (in thousands, except per share amounts):


                                             Common    Per Share
                                             Income    Shares     Amount
Basic EPS:
 Income available to common shareholders     $ 5,807    27,515   $ .21
Effect of Dilutive Securities:
 Stock Options                               -               4     .00
Diluted EPS:
 Income available to common shareholders     $ 5,807    27,519   $ .21


The calculation of diluted earnings per share for 1997 would have included approximately 68,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128

New Accounting Pronouncements

During 1997 and early 1998, three accounting pronouncements were issued by the Financial Accounting Standards Board that apply to the Company: Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." All three new standards are effective for the Company's 1998 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income (defined as the total of net income and all other non-owner changes in equity) and its components in a full set of general purpose financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 132 standardizes disclosures and requires additional disclosures for pension and postretirement benefits. Implementation of the new pronouncements is not expected to have a significant effect on the Company's disclosures.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):

                                    December 31, 1997      December 31, 1996

Deferred operating covenant costs       $   7,883              $ 10,513
Deferred financing costs                   10,667                10,860
Restricted cash and escrow deposits
  (primarily in interest bearing
  accounts)                                14,237                  3,223
Prepaid expenses and miscellaneous
  receivables                               7,278                  3,793
Furniture, fixtures, equipment, and other   4,102                  3,974
 Total                                   $ 44,167               $ 32,363

Deferred Operating Covenant Costs

During fiscal year 1991, approximately $23 million was paid to three anchor tenants with respect to leases at ten of the malls and in 1992 an additional $4 million was paid in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases beyond fiscal year 2000. In April 1993, an additional $0.2 million was paid to another tenant to obtain similar rights. These costs were capitalized and are being amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million, $2.6 million, and $2.7 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregate approximately $9.0 million. As of December 31, 1997, $8.1 million of these costs have been incurred and capitalized in the financial statements with the remainder expected to be incurred in 1998 and 1999.

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 1997, consists of approximately $5.9 million related to the $300 million mortgage debt secured as part of the organization of the Company in 1993, $0.1 million related to debt contributed with the Properties in 1993 and not retired by the Company, and $4.7 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $3.3 million, $3.9 million, and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $1.6 million, $0.4 million, and $0.8 million for the years ended December 31, 1997, 1996, and 1995, respectively. Deferred financing costs incurred and capitalized were $4.8 million, $1.8 million, and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 4 -  INSURED FIRE AT MALL

On December 16, 1994 a fire occurred at the Logan Valley Mall located in Altoona, Pennsylvania. The fire destroyed 44 small shops aggregating 148,800 square feet of gross leasable space and also affected three additional small shops containing approximately 18,000 square feet of gross leasable space. The net book value of the destroyed assets approximated $3.5 million. The Company settled the property damage insurance claim with its insurance company in the third quarter of 1995 for $15.9 million. The difference between the amount received and the net book value of destroyed assets and the related demolition and clean up costs was $11.2 million, which was recorded as an extraordinary gain in 1995. The Company also recorded $0.8 million and $1.9 million in business interruption insurance, during the years ended December 31, 1996 and 1995, respectively, which is included in revenues. The business interruption insurance coverage expired in May 1996. Because of the business interruption insurance coverage, the fire had no material impact on 1996, 1995 and 1994 results of operations. During 1995 the Company started the reconstruction and expansion of the fire-damaged mall; the entire construction project was completed in August 1997 and cost approximately $68 million, including tenant allowances. The project costs were partially funded from a construction loan obtained from a bank consortium, which aggregated $51.4 million by November 1997 when it was refinanced with a new loan with GE Capital Real Estate (see Note 5 to the Consolidated Financial Statements).

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                  December 31, 1997   December 31, 1996

Mortgage loans                        $ 280,637          $  280,637
Permanent loans                         229,417             165,134
Construction loans                        1,659              87,389
Secured term loans                       30,000              35,625
                                      $ 541,713          $  568,785

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

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% in 1997 and 1996 and 7.20% during 1995. The average rate as of December 31, 1997 is 7.24%. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs; no such amounts were borrowed as of December 31, 1997.

The $80.6 million mandatory principal payment due in August 1998 may be prepaid after March 1, 1998 without penalty. After August 1998 voluntary prepayments of the remaining two tranches can be made in whole or in part on any monthly interest payment date, subject to the payment of a yield maintenance charge; however, six months prior to the due dates of the remaining two tranches, prepayment of that tranche may be made without penalty.
Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.
The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of December 31, 1997, $1.2 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At December 31, 1997, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership. Included in permanent loans is a $3.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.3 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $1.3 million letter of credit, which expires in April 1999. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $11.3 million.

Construction Loans

In June 1997 the Company refinanced one construction loan with a new five-year permanent loan with a bank lender, together with a $6.0 million one-year construction loan facility that will convert to a four-year permanent loan in 1998. This new construction loan relates to a theater and other expansion construction at one of the Company's malls. The permanent loan bears fixed interest at 8.12% and the construction loan bears interest at LIBOR plus 2.00%. During July 1997 the Company repaid two of its outstanding construction loans from the proceeds of the senior preferred shares (see Note 6) and in November 1997 refinanced the Logan Valley construction loan as described further below.

Financing Transactions with GE Capital Real Estate

In November 1997 the Company closed a $110 million mortgage loan and a $150 million secured credit facility with GE Capital Real Estate ("GECRE"). The $110 million mortgage loan was placed through a new subsidiary, Crown American W L Associates, L.P., and is secured by Logan Valley and Wyoming Valley malls and bears interest at LIBOR plus 1.60%. The new mortgage loan proceeds were primarily used to repay in full the existing $51.4 million construction loan on Logan Valley Mall and the existing $50.0 million mortgage loan on Wyoming Valley Mall. These two loans bore interest at LIBOR plus 2.375% and 1.75%, respectively.  In connection with the early extinguishment of these  two  loans, an extraordinary non-cash loss of $1.0 million was recorded in the fourth quarter representing the write-off of the remaining unamortized balance of deferred financing costs on the previous loans. The new mortgage loan is a bridge facility with a minimum initial term ending October 15, 1998 and also provides both Crown and GECRE with options to extend the loan to April 15, 1999 or October 15, 2008, respectively, under certain conditions. However, the loan is expected to be incorporated into a new permanent loan, as noted below.

 The $150 million secured credit facility consists of a $100 million acquisition line of credit and a $50 million working capital line of credit. The acquisition line is restricted solely for new property acquisitions and will be secured by mortgages on any properties acquired under the facility. The $50 million working capital line is secured by mortgages on four existing mall properties. As of December 31, 1997 no amounts were outstanding under either the acquisition or working capital lines. Both lines have a 0.125% per annum commitment fee based on the unused amounts of the line, payable monthly; amounts borrowed will bear interest at LIBOR plus 2.35% and 1.95%, respectively, including servicing fee, with no required principal amortization. Both lines have a minimum initial term ending April 15, 1999 and can be extended to November 17, 2001 under renewal provisions so long as certain conditions are satisfied. The $110 million loan and the $150 million credit facility are cross-collateralized and cross-defaulted.

On February 24, 1998 GECRE advised the Company that it had completed sufficient due diligence relating to a planned 10 year mortgage loan to the Company and was now committed to proceed with the financing pursuant to the terms and conditions outlined in a summary of terms agreement signed by GECRE and the Company in September 1997. The gross proceeds from the new loan (the "Permanent Loan") are expected to be near $450 million and will be used to refinance the $280.6 million Mortgage Loans, the $110.0 million GECRE mortgage loan, and the $30.0 million secured term loan. The remaining proceeds will be used largely to fund closing costs, initial loan reserves and a prepayment penalty with respect to $200.0 million of the Mortgage Loans that would be pre-paid prior to their maturity date. The prepayment penalty will be calculated using interest rates in effect at the time of the prepayment; based on current interest rates the prepayment penalty would be approximately $15 million. In addition approximately $4.4 million of unamortized deferred financing costs related to the existing Mortgage Loans would be written off. Both of these items would be accounted for as an extraordinary loss on early extinguishment of debt. The Permanent Loan will have a fixed interest rate established at closing and will be secured by cross-collateralized mortgages on up to 14 of the malls securing the Mortgage Loans and the two malls securing the $110.0 million GECRE mortgage loan. Closing of this planned Permanent Loan is expected to occur on or about September 1, 1998. The ultimate interest rate and the amount of the Permanent Loan will depend of several factors, including the level of interest rates, the net operating income of the secured properties, and prescribed rating agency criteria at the time of closing. Based on current conditions, the interest rate on the new loan is expected to be lower than the average rate on the indebtedness that will be refinanced. In connection with the Permanent Loan, in November 1997 the Company made a $6.0 million interest-bearing good-faith deposit with GECRE that, subject to certain conditions and limitations, could be forfeited should the Company decide not to consummate the Permanent Loan with GECRE.

Secured Term Loans and Lines of Credit

At December 31, 1997, the Company had one secured term loan outstanding totaling $30.0 million, which matures in September 1998. At December 31, 1997 the Company had $165.6 million in available revolving lines of credit, which includes the $150.0 million credit facility with GECRE described above. Amounts outstanding under lines of credit at December 31, 1997, 1996 and 1995 were $0.0 million, $5.6 million and $2.6 million, respectively. Of the total lines available, $100 million is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired
properties.   Any  properties  so  acquired will  be  mortgaged  to  secure  the borrowings under this line. The remaining $65.6 million in credit lines consists of (i) a $50.0 million line secured by cross collateralized mortgages on four of the Company's mall properties, (ii) a $5.6 million line with a bank secured by a mortgage on the Company's headquarters office building and which is renewable annually on April 30, and (iii) a $10.0 million unsecured line of credit with a related party as more fully described in Note 8. Amounts may be borrowed under the $65.6 million credit lines for general corporate purposes.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the year ended December 31, 1997.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and eight of the permanent loans with an aggregate principal balance of $400.0 million at December 31, 1997 have fixed interest rates ranging from 0% to 9.625%. The weighted average interest rate on this fixed-rate debt at December 31, 1997 and 1996 was 7.53% and 7.82%, respectively. The weighted average interest rate during the years ended December 31, 1997, 1996 and 1995 was 7.73%, 7.87%, and 7.77%, respectively. All of the remaining loans with an aggregate principal balance of $141.7 million at December 31, 1997 have variable interest rates based on spreads ranging from 1.60% to 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rate debt at December 31, 1997 and
1996  was  7.37%  and  8.14%, respectively.   The  weighted  average interest
rate during the years ended December 31, 1997, 1996 and 1995 was 7.93%, 7.93%, and 8.48%, respectively.

Debt Maturities

As of December 31, 1997, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      1998                                    $  120,885
      1999                                       112,320
      2000                                       103,511
      2001                                         3,783
      2002                                        27,706
      Thereafter                                 173,508
       Total                                  $  541,713

Assuming that the planned financing under the GECRE commitment is consummated as described above, the debt maturities including scheduled amortization as of December 31, 1997 would be $10.2 million, $2.3 million, $5.8 million, $11.0 million and $35.4 million in each of the five years ending December 31, 1998 to 2002, respectively.

NOTE 6 - PREFERRED SHARE OFFERING

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

The net proceeds from the offering were $118.7 million after underwriter's commission and other offering expenses. The proceeds have been used primarily to repay $58.3 million of debt in early July, to repurchase $12.2 million of common shares held in treasury under a common share repurchase program approved by the Board of Trustees, and to acquire Valley Mall for $32.0 million in November 1997.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA, as defined, (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio computed as of December 31, 1997, is 5.92 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (defined below) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum. The Preferred Liquidation Preference Amount is equal to the sum of $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon (including any additional dividends) and whether or not earned or declared to the date of payment.

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls with some office space included in its portfolio. However, the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 1997, are as follows (in thousands):

     Year Ending
     December  31,

      1998                                     $   83,349
      1999                                         76,560
      2000                                         69,390
      2001                                         61,137
      2002                                         52,037
      Thereafter                                  209,348
       Total                                    $ 551,821

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):

                     Beginning                                           Ending
    Year Ended       Balance    Additions    Amortization    Other       Balance
December 31, 1997   $ 17,914     $ 2,398       $ 3,964       $     -    $ 16,348
December 31, 1996     20,041       2,156         4,015          (268)     17,914
December 31, 1995     19,164       2,410         4,380         2,847      20,041


NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments and its subsidiary, Crown American Investment Company, received certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their Partnership Units for a price equal to the equivalent value of the shares of the Company (on a one-for-one basis). Crown Investments currently owns 7,652,500 common Partnership Units and Crown American Investment Company owns 1,786,459 common Partnership Units.
The obligation to redeem these Partnership Units may be assumed by the Company in exchange for, at the Company's election, either shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 9.8% of the outstanding shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with shares to the extent that Crown Investments and its affiliates own less than 9.8% of the outstanding shares. Crown Investments has pledged substantially all its Partnership Units (the "Pledged Units") as collateral for a loan made by an unrelated third party. In June 1995 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Shelf Registration is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

Crown Associates retained certain properties that the Company has agreed to manage pursuant to a management agreement. Certain of these properties were transferred to an affiliate of Crown Associates in 1995 and 1996. For its services, the Company receives management and leasing fees which amounted to $0.2 million, $0.1 million, and $0.2 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.0 million, $0.4 million, and $0.7 million, for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in miscellaneous income.

Support Agreement

In connection with the Company's formation and the consummation of the offerings, Crown Investments entered into a cash flow support agreement (the "Support Agreement"), which was subsequently amended in 1997 and 1994, with the Operating Partnership and the Financing Partnership with respect to Mount Berry Square, Martinsburg Mall, Oak Ridge Mall and Bradley Square, all of which were opened in 1991 and were in various stages of initial lease-up, with mall store occupancy rates below 75%.

The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis, up to a maximum of $1.0 million per quarter, that each of these four malls will generate a stipulated aggregate amount of base rents from each such mall. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. The 1997 amendment provided that the quarterly support amounts after 1997 shall be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with a fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement presently continue as to all four malls and will terminate as to a mall when the aggregate base rents at such mall achieve the stipulated amount over four consecutive quarters (as determined by the independent trustees of the Company).

Total cash flow support earned by the Company was $3.7 million, $2.9 million, and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, Crown Investments agreed to fund certain tenant improvement costs incurred for signed leases as of June 30, 1993 scheduled to commence subsequent thereto. These tenant improvement costs were funded in 1993 and 1994 and have been insignificant thereafter. During 1995 Crown Holding advanced $6.4 million to the Company primarily to pre-fund future payments under the Support Agreement. This pre-funding did not change or terminate the Support Agreement, and additional funding recommenced in 1997. Earned support payments and funded tenant improvements under the Support Agreement are accounted for as capital contributions made by the minority owner in the Operating Partnership and are credited to minority interest (as to the minority ownership percentage) with the remainder to the Company's paid-in capital. As a result of the above transactions, the Company had a receivable of $1.0 million from Crown Investments at December 31, 1997.

Crown  Associates Lease at Pasquerilla Plaza

Approximately 12,200 square feet of Pasquerilla Plaza is leased to Crown Associates for annual base rent of $226,613 under a lease with a term ending July 31, 2003. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease includes a five-year renewal option at then market rents. Total rent earned by the Company for the years ended December 31, 1997, 1996 and 1995 was $245,500, $204,500, and $200,000, respectively.

Line of Credit with Crown Financing Company

In December 1996 the Board of Trustees approved the terms of a $10 million standby line of credit with Crown Financing Company, a wholly-owned subsidiary of Crown Holding Company. Under this unsecured facility, which was executed in January 1997, the Company may borrow up to $10 million with interest based on the prime rate plus 1 5/8%. Interest on amounts borrowed will accrue and be payable on the maturity date, which will be when the first tranche of the Mortgage Bonds (see Note 5) are paid or prepaid but not later than December 31, 1998. Amounts borrowed under the line are due at the maturity date and may be prepaid at any time without penalty. During 1997 $7.5 million was outstanding under this line of credit for approximately 13 days, when it was repaid in full; no amounts are outstanding at December 31, 1997.

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs related to its construction, development, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 1997, 1996, and 1995, respectively. Conversely, Crown Associates and its affiliates charge the Company for use of their corporate aircraft, hotel and dining services. Such costs totaled $0.1 million for 1997 and were de minimus for 1996 and 1995. As a result of the above transactions, the Company had a net receivable from Crown Associates and Crown Holding at December 31, 1997 of $0.1 million.

Acquisition of Wyoming Valley and Middletown Malls

As described above and in Note 14, in 1995 the Company acquired the Wyoming Valley and Middletown Malls. These malls had been jointly owned by Crown Associates and an unrelated third party.

Hess's Department Stores, Inc.

Hess's Department Stores, Inc. ("Hess's") was a wholly-owned indirect subsidiary of Crown Holding until November 1994 when all of Hess's operations were sold. Hess's was a tenant in 13 of the income-producing properties and also was a tenant in the joint venture's enclosed shopping mall. At a special meeting of the Company's shareholders held on September 9, 1994, the shareholders approved modifications of leases with Hess's in connection with the sale by Hess's of its store locations at Company properties to The May Department Stores Company ("May") and The Bon-Ton Stores, Inc. ("Bon-Ton").

Under the transaction with Bon-Ton, which closed in September 1994, Bon-Ton assumed leases and agreed to operate six Hess's stores, and also agreed to temporarily operate five Hess's stores through January 1996 (two stores) and January 1997 (three stores). The Company has begun discussions with department store chains and other tenants for replacements in those five malls. A J.C. Penney store has opened in March 1997 in one of the temporary locations, and the Company has leased a second location to a telecommunications service company. In January 1997 Bon-Ton vacated the remaining three locations.

Under the transaction with May, which closed in November 1994, May purchased (pursuant to 99 year ground leases with nominal purchase options) three Hess's store locations from the Company for $17.6 million and leased the Hess's store at two other locations. One of the leased locations is subject to a purchase option by May in the amount of $3.5 million. In 1994 the Company recorded a gain of $4.5 million on the sale of the three store locations. The Company also committed to renovate the mall where one of the leased stores is located, which was done in 1995. During 1995 May expanded the stores at all five of these locations. In 1994 the Company also received $2.4 million from Hess's relating to one of the stores that May is leasing to make up the difference between the rent formerly paid by Hess's and rent being paid by May. This amount was recorded as deferred income and is being amortized over the remaining lease term (10 years). Hess's also paid $0.8 million to the Company in 1995 for lost or reduced rents from mall shop tenants that occurred during the construction period when the former Hess's locations were being expanded.

NOTE 9 - LEASES

The Company is the lessee under a ground lease with a third party for Shenango Valley Mall and is the lessee under two ground leases with third parties for Uniontown Mall. The Shenango Valley Mall lease expires on July 24, 2017. One lease for Uniontown Mall expires on March 30, 2018 with up to eleven five-year renewal options and the other lease expires on April 30, 2009 with up to ten five-year renewal options. All three leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 1997, 1996 and 1995, was $153,000 in each year. Future minimum lease payments on these leases are $153,000 per year through 2002 and $963,000 for all years thereafter.

Under the Uniontown Mall leases additional rents are paid based on mall tenant percentage rents. These additional rents were $58,000, $56,000, and $65,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Capital Leases

Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. Capital lease obligations amounted to $1.0 million and $1.7 million at December 31, 1997 and 1996, respectively, and are included in accounts payable and other liabilities.

NOTE 10 - RETIREMENT SAVINGS AND SHARE INCENTIVE PLANS

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

The Operating Partnership contributes a percentage of each eligible employee's base pay (the "Supplemental Employer Contribution") to the Retirement Savings Plan on behalf of each eligible employee. The Supplemental Employer Contribution is 2% of base pay if the employee is under 35 years of age, 3% if 35 to 49 years of age, and 5% if 50 years of age or older. In addition, participants may elect to contribute between 1% and (subject to certain restrictions) 15%. Employee contributions are matched (the "Matching Contribution") by the Company up to 50% of the first 3% of the participant's compensation.

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

Total  plan  costs  for the years ended December 31, 1997, 1996  and  1995  were
$512,000,  $465,000,  and  $394,000, respectively.   The  plans  of  predecessor
affiliated entities were terminated upon the formation of the Company.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings Plan. The plan became effective January 1, 1997 and $114,000 was deferred in 1997 under the plan. Amounts deferred are charged to expense in the current period; as such, all compensation expense under the above plans is being fully recognized as it is earned.

Share Incentive Plans

Prior to the initial public offering, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"), and the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan"). Under the Employee Option Plan, options to purchase a total of 1,200,000 common Partnership "Units" of the Operating Partnership are available for grant to officers and key employees; the Chairman and President currently do not participate in any share incentive plan. Under the Employee Option Plan, options are to be granted at not less than the market value of the common shares on the date of grant. In certain circumstances, option holders may redeem the Units for cash or Shares (at the option of the Company).

Currently, all the Employee Option Agreements except one provide that an option may only be exercised after the optionee has completed two years of employment with the Operating Partnership after the date of the grant of the option. Under such Option Agreements, an option first becomes exercisable to the extent of 20% of the total number of Units subject to the option on each of the second, third, fourth, fifth and sixth anniversaries of the date of the grant of the option. One Option Agreement provides for full vesting of the options granted thereunder three years after the date of grant. If employment is terminated after the option has partially or fully vested, the option may be exercised to the extent it was exercisable at the time of termination of employment. There are certain limitations on the timing of exercise of the option after termination of employment. Currently, all the Option Agreements provide that options expire five years after the date they first become exercisable. Effective on January 3, 1996, the Board of Trustees canceled all then outstanding options (except for 30,000 options that were granted in November 1995) and issued 968,000 new options at the then current market price of $8.00 per share, pursuant to the terms described above.

Option transactions under the Employee Option Plan are as follows:

                                           Year Ended December 31,
                                 1997              1996             1995
                                     Weighted           Weighted       Weighted
                            Number   Average   Number   Average         Average
                              of     Exercise    of     Exercise   of   Exercise
                            Units     Price    Units     Price    Units  Price
Options outstanding,
beginning of period         1,036,000  $8.00    998,000  $15.78  972,000 $16.63
Granted                        90,000   9.53  1,062,000    8.00  170,000  11.71
Canceled                                     (1,024,000)  15.59 (144,000) 16.23
Exercised
Options outstanding, end of
period                     1,126 ,000  $8.13  1,036,000  $ 8.00  998,000 $15.78

Range of option exercise     $7.50 to        $7.50 to            $7.75 to
prices                       $   9.75        $   8.50            $  17.25
Weighted average fair value
of options granted during
the year                     $   0.59        $   0.54            $   1.61
Weighted average contractual
life at end of period
(in years)                        7.1             8.0                 7.3
Options exercisable at
period end                      2,000               0              92,000
Total compensation expense
recognized during the period $      0         $     0            $      0


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 8.40%, 10.0%, and 11.0%; expected volatility of 17%, 23%, and 35%; risk-free interest rates of 6.3%, 6.6%, and 7.0%; and expected lives of 9 years for all options.

The Trustees' Option Plan was amended and restated effective as of December 30, 1997. As amended, options to purchase a total of 125,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Each non-employee Trustee automatically is granted on December 31 of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant. Previously, the plan provided for annual grants of 500 shares. On December 31,1997 each of the four non-employee trustees were granted options to purchase 5,000 common shares at an exercise price of $9.313. On December 31, 1996, 1995 and 1994, each of the four non-employee trustees was granted an option to purchase 500 shares at an exercise price of $7.50, $7.875, and $13.50, respectively. The amended Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares at the date of grant upon the appointment or election of each new non-employee Trustee to the Board. Previously, the Company awarded options to purchase 500 common shares at an exercise price of $17.25 per share (the initial public offering price of the common shares) to each of the four non-employee Trustees upon their initial election to the Board in August 1993. As of December 31, 1997 there were 30,000 options to purchase common shares held by the Trustees. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant, but as of December 31, 1997 none had been exercised.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the years ended December 31, 1997, 1996 and 1995 would have been reduced by approximately $0.13 million, $0.12 million, and $0.17 million, respectively, or $0.005, $0.004, and $0.006 per share, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement  of  Financial Accounting Standards No. 107 "Fair Value  of  Financial
Instruments" requires disclosures about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of the Company's $400.0 million of fixed rate debt has an estimated fair value of $410 million at December 31, 1997. The remaining $141.7 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 is shown below (in thousands, except per share data):

                                     First      Second       Third        Fourth
                                    Quarter     Quarter     Quarter      Quarter

Year ended December 31, 1997:
Revenues                         $   30,873   $  30,986   $  30,741   $ 38,394
Operating income before interest,
asset sales and adjustments, and
extraordinary items                   9,361      10,512       9,702     14,631
Extraordinary gains (losses)                      (732)       (631)      (968)
Income (loss) before minority
interest in Operating Partnership   (1,703)     (1,407)       (174)      3,547
Net income (loss) allocated
to common shares                 $  (1,269)   $ (1,048)   $ (2,520)   $     98
Net income (loss) per share:
Basic EPS                        $    (.05)   $   (.04)   $   (.09)   $    .00
Diluted EPS                      $    (.05)   $   (.04)   $   (.09)   $    .00

Year ended December 31, 1996:

Revenues                         $   33,417   $  30,939   $  31,784   $ 37,832
Operating income before interest,
asset sales and adjustments, and
extraordinary items                  12,823      10,053      10,652     14,537
Extraordinary (losses)                            (120)       (598)
Income before minority interest
in Operating Partnership              2,420         602       1,595      3,169
Net income                            1,804         451       1,189      2,363
Net income per share:
Basic EPS                         $     .07    $    .01     $   .04     $  .09
Diluted EPS                       $     .07    $    .01     $   .04     $  .09


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for worker's compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, and general liability through the use of deductibles which generally range up to $250,000 per claim with certain maximum aggregate policy limits per year. Provisions for losses expected under these programs are recorded based on estimates, provided by consulting actuaries who utilize the Company's claims experience and actuarial assumptions, of the aggregate  liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 1997 and 1996 was $3.8 million and $4.5 million, respectively, and is included in accounts payable and other liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will be immaterial.

The Company from time to time is involved in litigation incidental to its business. Except as described below, neither the Company nor any of the Partnerships are currently involved in any material litigation and, to the best of the Company's knowledge, there is no material litigation currently threatened against the Company or the Partnerships, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance or established reserves.

Shareholder litigation

On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on February 23, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

A fourth Complaint was filed the week of December 15, 1995 by an individual on behalf of himself and also purportedly on behalf of other similarly situated persons against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of Pennsylvania (the Warden action). This action was subsequently transferred to the Western District of Pennsylvania. While this Complaint is substantially similar to the previous Complaints, it alleged a class period extending from August 17, 1993 (the IPO Date) to August 8, 1995.

The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated action. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of the consolidated action and the Warden action.

The consolidated legal action and the Warden action are in a very preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the Plaintiffs' claims, and the Company intends to vigorously defend the actions. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

Logan Valley Mall fire litigation

As a result of the fire which damaged the Logan Valley Mall in Altoona, Pennsylvania on December 16, 1994 a number of tenants or their insurers filed lawsuits against the Company for damages to property and for interruption of business. In August 1997, all of these above-referenced lawsuits were settled within the coverage limits of the applicable insurance policies. The settlements had no material adverse effect on the Company's results of operations or financial condition.

Tenant litigation

In July 1997 The Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores seeking to enjoin the development of a Kaufmann's Department Store at Nittany Mall. Bon-Ton claimed that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown and May's motion for declaratory judgment. Bon-Ton has appealed to the Pennsylvania Superior Court. The appeal is pending and has not yet been briefed or argued. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

In December 1996 the Company was advised by Proffitt's, a tenant at the Company's Patrick Henry Mall in Newport News, Virginia, that it was selling its stores in the Tidewater region of Virginia to Dillard's, Inc. Pursuant to the Lease between the Company and Proffitt's, the Company had the right to terminate its Lease with Proffitt's in the event of an assignment to a third party. The Company exercised its right of termination. In conjunction with its termination of the Lease, the Company filed a declaratory judgment action in the state court of Virginia seeking a judicial affirmation of the lease termination. On December 29, 1997 the state court granted summary judgment in favor of the Company, ruling that the termination of the Lease by the Company was proper. In August 1997 Dillard's, Inc. and Dillard's Virginia, Inc. filed suit against the Company and May Department Stores, alleging that the Company and May conspired and agreed in restraint of trade in violation of the antitrust laws of the United States and Commonwealth of Virginia to preclude Dillard's from entering the Patrick Henry Mall. In January 1998 this lawsuit was settled by the parties. The settlement had no material adverse effect on the Company's results of operations or financial condition.

NOTE 14 - MALL ACQUISITIONS

On November 17, 1997 the Company, through a new subsidiary, Crown American Acquisitions I, L.P., acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. The purchase was funded entirely from the proceeds of the Preferred Share Offering (See Note 6). Valley Mall is an enclosed regional mall consisting of approximately 616,000 square feet of gross leasable area ("GLA"), of which 123,400 square feet is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of outparcel GLA and 30.8 acres of additional adjacent undeveloped land. One and one-half months of operations of Valley Mall are included in the 1997 consolidated results of operations, producing $0.7 million in revenues and $0.3 million in net income before minority interest.

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

In 1994 the Company, Crown Associates and the unrelated third party entered into agreements, approved by the Independent Trustees, under which the Company purchased  all  interests  in the two malls together with  the  related  working capital. The transactions closed effective as of January 31, 1995 (Wyoming Valley Mall) and February 1, 1995 (Middletown Mall). The aggregate purchase price paid for the two malls consisted of $45.2 million in cash, assumption of debt aggregating $7.8 million, of which $6.0 million is a non-recourse note related to Middletown Mall due January 1998, and, for Wyoming Valley Mall, an additional 5.1% partnership interest in the Operating Partnership, issued to Crown American Investment Company ("CAIC"), a wholly-owned subsidiary of Crown Investments. The Company also incurred $1.4 million in transaction costs, including transfer taxes, debt issuance costs, and legal fees. The funds to pay the purchase price and transaction costs were obtained through a $45.3 million term loan from a bank (subsequently increased to $50.0 million during 1995). The loan bore interest at a variable interest rate indexed to the LIBOR rate and was repaid in November 1997 as part of the GECRE financing (see Note 5).

The portion of the purchase price paid to the unrelated third party (who held a 50% interest in the malls) was accounted for using the purchase method and resulted in a step-up in basis. In addition, the monetary consideration paid to the predecessor (46% of the total value) was recorded at step-up basis, while the remaining 54% was recorded at the predecessor's carryover basis, consistent with SAB 48 and the Initial Public Offering (IPO) Accounting.

There  is additional contingent consideration to CAA and/or its affiliates with respect to Middletown Mall, to be paid in partnership units, based on this mall's operating performance during the year ended December 31, 1997. Approximately 400,000 additional common Partnership Units are expected to be issued, effective as of January 1, 1998, as consideration for the con-tribution of Middletown Mall to the Operating Partnership, subject to final determination and approval by the Independent Trustees. The 400,000 units would represent approximately 1.1% of the total common Partnership Units
outstanding prior to the issuance of the new units.   If Middletown Mall is held
for redevelopment during 1998, there may be additional common Partnership Units issued to CAA and/or its affiliates in 1999 if such redevelopment and leasing activities result in enhanced Funds from Operations, as defined, during 1998.

Eleven months of operating activities of the two malls are included in the  1995
consolidated  results of operations.   In 1995 the two malls  contributed  $11.5
million in revenues and $0.5 million of income before minority interest.

NOTE 15  -  PROPERTY SALES, DISPOSALS, AND ADJUSTMENTS

The Company has nearly finalized an agreement of sale with an unrelated third party with respect to Middletown Mall and the adjacent outparcel land under which the purchaser has 30 days to complete its due diligence and can cancel the agreement for any reason during this period. The purchase price is approximately $12 million which would result in a gain. Additional consider-ation may also be due to CAA and/or its affiliates if such sale is consum-mated, the amount of which will be dependent on net proceeds received. For the year ended December 31, 1997 Middletown contributed $2.2 million in revenues and $0.2 million in income before minority interest.

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

As  part  of  the  Company's ongoing strategic evaluation of  its  portfolio  of assets, the Trustees of the Company authorized management in August 1995 to pursue the sale of certain malls and other assets that were not considered at that time to be fully consistent with or essential to the Company's long-term strategies. Under generally accepted accounting principles ("GAAP"), assets held for the long-term production of income are recorded at the lower of cost or net realizable value (generally defined as the future net cash flows expected to be generated by the asset, undiscounted and without interest charges). However, when a decision is made to dispose of long-lived assets, the carrying value of those assets is computed using their fair value (generally defined as the amount at which the asset could be bought or sold in a current transaction other than a forced or liquidation sale) less selling costs. Accordingly, in the second quarter of 1995 the Company recorded a $35.0 million adjustment to the carrying value of one of the assets then held for sale as required under GAAP. This non-cash adjustment was charged to operations and represents the difference between the estimated fair value (less direct costs to sell) and net book value of that asset. Assets that had been held for sale are no longer being offered due to new development opportunities that have arisen, current market conditions, and other reasons.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable

                                    PART III

Items  10  through 13.

            In accordance with the provisions  of  General Instruction  G (3)
to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and
Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 1998, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                       Page No.

(a)      (1)   Financial Statements

               Report of Independent Public Accountants                   30

               Consolidated Statement of Operations of Crown
                 American Realty Trust for the years ended
                 December 31, 1997, 1996 and 1995.                        31

               Consolidated Balance Sheets of Crown American
                 Realty Trust as of December 31, 1997, and 1996.          32

               Consolidated Statements of Cash Flows of Crown
                 American Realty Trust for the years ended
                 December 31, 1997, 1996 and 1995.                        33

               Consolidated Statements of Shareholders' Equity of
                 Crown American Realty Trust for the years ended
                 December 31, 1997, 1996 and 1995.                        34

               Notes to Consolidated Financial Statements              35-52

         (2)   Financial Statement Schedules

               Schedule  III  - Consolidated Real Estate and
                                Accumulated Depreciation               57-58

               Schedule  IV   - Valuation and Qualifying Accounts
                                and Reserves                              59

(b)  Reports on Form 8-K

No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended December 31, 1997.

(c)       Exhibits

3.1       Second Amended and Restated Declaration of Trust of the Company. (c)
3.2       Bylaws of the Company. (c)
4.1 See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (c)
4.2 Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment
          No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3 Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement on Form S-3,
          filed on June 27, 1997
10.1 Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (a) First Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (b) Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (c) Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (d) Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (f)
10.3      Amended and Restated Partnership Agreement of Crown American
          Financing Partnership. (b)
10.4 Certificate of Incorporation and Bylaws of Crown American Financing Corporation. (b)
10.5 Real Estate Management Agreements between the Operating Partnership and the following entities:
          (a)  Financing Partnership (b)
          (b)  Crown American Associates (b)
          (c)  Wyoming Valley Mall, Inc. (b)
          (d)  Middletown Mall, Inc. (b)
          (e)  Pasquerilla Partnership (b)
          (f)  Greater Lewistown Shopping Plaza (b)
          (g)  The Grandview Company (b)
          (h)  Crown American WL Associates, L.P. (f)
          (i)  Crown American Acquisition Associates I, L.P. (f)
10.6      Key Executive Bonus Incentive Plan. (c) #
10.7      Retirement Savings Plan. (c) #
10.8 Sample Indemnification Agreement between the Company and its Trustees and officers (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
10.9 Loan Agreement between the Financing Partnership and Kidder Peabody Mortgage Capital Corporation ("Loan Agreement"). (b)
10.10     Amendment to Loan Agreement. (b)
10.11     Amended and Restated Cash Flow Support Agreement, dated May 9,
          1994 (a)
10.11 (a) Amendment dated December 3, 1997, to the Amended and Restated Cash Flow Support Agreement dated May 9, 1994. (f)
10.12     1993 Crown American Realty Option Plan. (c) #
10.13 Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997 (f) #
10.14 Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
#10.15    Sample Option Agreement for Trustees (together with a schedule
          identifying the other agreements    not being filed and material
          differences therein). (b)#
10.16 Option Agreement dated as of April 24, 1995 among CBA Funding, L.L.C., Crown American Realty Trust, Crown American Properties, L.P. and Crown Investments Trust. (d)
10.17 Registration Rights Agreement dated as of April 24, 1995 between Crown American Realty Trust and CBA Funding, L.L.C., as Agent (d)
10.18 Exchange Agreement dated as of April 24, 1995 among CBA Funding, L.L.C., as Agent, Crown American Realty Trust, Crown American Properties, L.P., Crown Investments Trust and Crown American Investment Company (d)
10.19     Crown American Properties L.P. Savings Restoration Plan (e) #
21        List of subsidiaries of the Company. (f)
23        Consent of Arthur Andersen LLP (f)
24        Powers of Attorney (f)
99(a)     Press release dated February 25, 1998 (f)
99(b) Fourth Quarter 1997 Supplemental Financial and Operational Information Package (f)

(a) Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b) Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c)       Filed as an Exhibit to the Company's Registration Statement on
          Form S-11, effective as of August 9, 1993.
(d) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-91880, effective as of
          June 9, 1995.
(e) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f)       Filed herewith.
#         Indicates management contract or compensatory plan or arrangement.


SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CROWN  AMERICAN REALTY TRUST

                                            By  /s/  Frank  J.Pasquerilla
                                                Frank J. Pasquerilla
                                                Chief Executive Officer

Date:  March 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature                       Title                        Date

/s/Frank J. Pasquerilla        Trustee, Chairman of          March 6, 1998
Frank  J. Pasquerilla          the Board and Chief
                               Executive Officer

/s/Mark  E.  Pasquerilla       Trustee and President         March 6, 1998
Mark  E. Pasquerilla

/s/  John  M.  Kriak           Trustee,  Executive  Vice     March 6,  1998
John  M.  Kriak                President and Chief
                               Financial Officer
                               (Principal Financial Officer)

/s/ Terry L. Stevens           Senior Vice President -
Terry L. Stevens               Finance and Chief Accounting  March 6, 1998
                               Officer

*                              Trustee                       March 6, 1998
Clifford A.  Barton

*                              Tustee                        March 6, 1998
Donald F. Mazziotti

*                              Trustee                       March 6, 1998
Margaret T.  Monaco

*                              Trustee                       March 6, 1998
Zachary L.  Solomon

*By: /s/  Terry L. Stevens
     Terry L. Stevens
     as Attorney-in-Fact



                                                  Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
(Dollars in Thousands)

                                                       Costs Capitalized
                                 Initial Cost      Subsequent To Acquisition
                                        Buildings          Buildings
                                          and      Land      and
               Encum-                   Improve-  Improve- Improve-  Carrying
Properties     brances        Land       ments     ments    ments     Costs
                                          (D)       (C)      (C)       (E)
Carlisle
Carlisle, PA   $ 12,484  (A)  $    379  $    611  $     9  $  8,920  $    139

Logan Valley
Altoona, PA      56,812  (G)     2,138       954    2,086    75,197     6,242

North Hanover
Hanover, PA      16,220  (F)     1,272     1,325      591    14,520       194

Viewmont
Scranton, PA     46,249  (F),    1,696     4,602    6,768    38,657     7,701
                         (B)
Shenango
Valley
Sharon, PA            0  (H)         0     6,403       22     8,596       151

Nittany
State College,   24,982  (F)     6,683     6,204       95    27,563     5,718
PA

Capital City
Camp Hill, PA    40,748          1,580    11,269    (193)     8,249       216

Franklin
Washington, PA   10,805  (F)     2,977     3,915       43    17,881       233

Uniontown
Uniontown, PA    22,734  (F)         0     6,635    1,384    31,216     2,510

Francis Scott
Key
Frederick, MD    28,037  (F)     3,784    12,170    (636)    19,095       100

Lycoming
Williamsport, PA 32,361  (F)     2,110    14,204     (24)    15,769       638

Schuylkill
Frackville, PA   36,896         10,332    24,843      165     8,141         5

West Manchester
York, PA         24,123  (F)     7,694    24,122    2,455    16,903       665

Chambersburg
Chambersburg,    18,077  (F)     2,363    14,063       38    11,491       271
PA

South
Allentown, PA     8,705  (F)     3,465     2,331       23    13,429         0

Phillipsburg
Phillipsburg,    23,708  (F)    11,169    50,368       36     3,363         0
NJ

Patrick Henry
Newport News,    29,838  (F)     3,953    22,432       14     7,561        98
VA

New River Valley
Christiansburg,  12,999  (F)     3,923    27,094       38     5,366         0
VA

Martinsburg
Martinsburg,WV   11,800  (F)     8,375    37,547    (653)     2,224        22

Bradley Square
Cleveland, TN         0  (H)     7,012    29,385    (198)     2,574         0

Mt. Berry Square
Rome, GA              0  (H)     6,260    37,434     (24)     3,683         0

Oak Ridge
Oak Ridge, TN    21,492          9,393    31,323    (230)     5,567     1,210

Wyoming Valley
Wilkes-Barre,    53,188  (G)     6,825    52,057     (90)     1,965        12
PA

Middletown
Fairmont, WV      6,490          1,610    10,359       15       253         1

Pasquerilla
Plaza
Johnstown, PA     2,965          3,289    23,010        3       541         0

Westgate
Anchor Pad
Bethlehem, PA                              3,219        0         0         0

Valley Mall           0  (H)    12,036    19,945        0         0         0
Hagerstown, MD

Total          $541,713       $120,318  $477,824  $11,737  $348,724  $ 26,126

                  See following page for note references (A) to (H).




Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated
Depreciation as of December 31, 1997
(Dollars in Thousands)

                   Gross Amounts at Which Carried
                         at Close of Period
                          Buildings         Accumu-
                          and               lated        Date of
                          Improve-          Depre-       Construc-    Date
Properties      Land      ments    Total    ciaton       tion         Acquired

Carlisle
Carlisle, PA    $    388 $  9,670  $ 10,058  $ (5,648)     1964

Logan Valley
Altoona, PA        4,224   82,393    86,617    (12,979)    1965,
                                                          1995-96

North Hanover
Hanover, PA        1,863   16,039    17,902    (9,989)     1967

Viewmont
Scranton, PA       8,464   50,960    59,424    (13,785)    1968,
                                                          1994-95

Shenango
Valley
Sharon, PA            22   15,150    15,172    (7,836)     1967,
                                                           1995

Nittany
State College,     6,778   39,485    46,263    (14,470)    1968,
PA                                                         1970,
                                                           1991
Capital City
Camp Hill, PA      1,387   19,734    21,121    (10,742)    1974

Franklin
Washington, PA     3,020   22,029    25,049    (11,625)    1969

Uniontown
Uniontown, PA      1,384   40,361    41,745    (17,733)    1969,
                                                           1984,
                                                           1989
Francis Scott
Key
Frederick, MD      3,148   31,365    34,513    (15,077)    1978

Lycoming
Williamsport,      2,086   30,611    32,697    (14,358)    1978,
PA                                                         1990

Schuylkill
Frackville, PA    10,497   32,989    43,486    (16,965)    1980

West
Manchester
York, PA          10,149   41,690    51,839    (13,407)    1981,
                                                           1995

Chambersburg
Chambersburg,PA    2,401   25,825    28,226    (12,397)    1982

South
Allentown, PA      3,488   15,760    19,248    (5,364)                1980

Phillipsburg
Phillipsburg, NJ  11,205   53,731    64,936    (16,662)    1989

Patrick Henry
Newport News, VA   3,967   30,091    34,058    (11,370)    1987

New River
Valley
Christiansburg, VA 3,961   32,460    36,421    (8,603)     1988

Martinsburg
Martinsburg,WV     7,722   39,793    47,515    (10,405)    1991

Bradley Square
Cleveland, TN      6,814   31,959    38,773    (8,780)     1991

Mt. Berry
Square
Rome, GA           6,236   41,117    47,353    (10,786)    1991

Oak Ridge
Oak Ridge, TN      9,163   38,100    47,263    (15,196)               1989

Wyoming Valley
Wilkes-Barre, PA    6,735   54,034    60,769    (14,705)              1995

Middletown
Fairmont, WV       1,625   10,613    12,238    (5,579)                1995

Pasquerilla
Plaza
Johnstown, PA      3,292   23,551    26,843    (6,827)     1989

Westgate
Anchor Pad
Bethlehem, PA               3,219     3,219      (925)                1988

Valley Mall       12,036   19,945    31,981      (162)                1997
Hagerstown, MD

Total           $132,055 $852,674  $984,729  $(292,375)

See following page for note references (A) to (H).




Schedule III (continued)

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
(Dollars in Thousands)

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

Base Building                                               45 years
Building Components                                         10 - 20 years
Tenant Improvements                                         Terms of Leases
                                                            or useful lives,
                                                            whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $947 million at December 31, 1997.

The changes in total real estate assets and accumulated depreciation and amortization for the periods February 1, 1993 to August 16, 1993, and August 17,
1993 to December 31, 1993, and the years ended December 31, 1994, 1995, 1996, and 1997 are as follows:

 Total Real Estate Assets

                                              Years ended December 31,
                                  1997          1996         1995         1994
Balance, beginning of         $  919,469   $  880,279   $  799,090   $  779,184
period
Additions and improvements        34,230       50,245       46,916        39,809
Acquisitions                      31,981                    70,180
Adjustments to carrying                                   (35,000)
value
Cost of real estate sold           (341)      (9,612)        (907)      (19,903)
Other writeoffs                    (610)      (1,443)
Balance, end of period        $  984,729   $  919,469   $  880,279   $  799,090


                                August 17     February 1
                                    to          to
                                December 31,  August 16,
                                   1993          1993

Balance, beginning of          $   767,036   $  762,186
period
Additions and improvements          12,148        8,974
Acquisitions
Adjustments to carrying
value
Cost of real estate sold                        (4,124)
Other writeoffs
Balance, end of period         $   779,184   $  767,036


Accumulated Depreciation & Amortization

                                              Years ended December 31,
                                  1997          1996         1995         1994

Balance, beginning of         $   259,099   $  232,771   $  190,379   $  173,930
period
Depreciation and                   33,886       29,987       29,546       24,816
amortization
Acquisitions                                                 12,846
Cost of real estate sold                       (2,216)                   (8,367)
Other writeoffs                     (610)      (1,443)
Balance, end of period        $   292,375   $  259,099   $  232,771   $  190,379


                                August 17     February 1
                                   to             to
                               December 31,    August 16,
                                   1993          1993

Balance, beginning of          $   165,183   $  154,480
period
Depreciation and                     8,747       12,119
amortization
Acquisitions
Cost of real estate sold                        (1,416)
Other writeoffs
Balance, end of period         $   173,930   $  165,183


(A)    Includes $1,250 secured only by a bank letter of credit.
(B)    Includes $30,000 secured only by assignment of leases.
(C)    Improvements are reported net of dispositions.
(D)    Initial cost for constructed malls is cost at end of first complete
       fiscal year subsequent to opening and   includes carrying costs on
       initial construction.
(E)    Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent  to initial construction of the mall.
(F)    Fourteen malls in the Financing Partnership are cross-defaulted and cross-collateralized.
(G)    Logan Valley and Wyoming Valley are cross-defaulted and
       cross-collateralized.
(H)    Shenango Valley, Mt. Berry Square, Bradley Square and Valley Mall are
       mortgaged to secure the $50.0 million GECRE working capital line of credit.  These four properties are cross-defaulted and
       cross-collateralized.




Schedule IV


CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)
                                                                        Balance
                              Balance at        Additions                  at
                               January    Charged                       December
                                 1,         to                              31,
Description                     1997      Expense      Other  Deductions  1997

Allowance for doubtful          $1,042     $1,101     $      $   (177)    $1,966
accounts

Reserve for uninsured risks      4,495      1,002              (1,694)     3,803




EXHIBIT 10.2 (d)


                           FOURTH AMENDMENT TO AMENDED
                            AND RESTATED AGREEMENT OF
                             LIMITED PARTNERSHIP OF
                         CROWN AMERICAN PROPERTIES, L.P.



          THIS FOURTH AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CROWN AMERICAN PROPERTIES, L.P. (this "Amendment") is made and entered into as of July 1, 1997 by and among the undersigned parties.

                              W I T N E S S E T H:

          WHEREAS, Crown American Properties, L.P. (the "Partnership") was formed as a Delaware limited partnership on July 23, 1993 pursuant to an Agreement of Limited Partnership dated July 18, 1993, with Crown American Realty Trust, a Maryland real estate investment trust (the "General Partner"), as general partner and Crown American Corporation, a Pennsylvania corporation ("CAC"), as limited partner;

          WHEREAS, the General Partner, CAC and Crown Investment Trust, a Delaware business trust, entered into an Amended and Restated Agreement of Limited Partnership dated as of August 17, 1993, as amended by a First Amendment dated as of December 31, 1993, a Second Amendment dated as of January 27, 1995, and a Third Amendment dated as of February 1, 1995, hereinafter referred to as the "Agreement";

          WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given them in the Agreement;

          WHEREAS, the General Partner intends to issue and sell up to 2,875,000 11.00% Senior Preferred Shares ($50.00 Liquidation Preference) in a public offering registered under the Securities Act of 1933, as amended, and will contribute the net proceeds of the offering to the Partnership;

          WHEREAS, Section 4.3(b) of the Agreement provides that the General Partner shall be issued additional Partnership Units upon the issuance of Shares by the General Partner the net proceeds of which are contributed to the Partnership; and

          WHEREAS, the Agreement does not currently provide for partnership interests or units relating to preferred shares of the General Partner, and the Partners deem it advisable for the Agreement to be amended to do so;

          NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

          1. Preferred Partnership Interest. The Agreement is hereby amended to add thereto a new Article IV(A) as follows:

                                  ARTICLE IV(A)
                         Preferred Partnership Interest

            4A.1. Creation of Preferred Partnership Interest and Preferred Partnership Units. As a result of the General Partner's public sale of up to 2,875,000 11.00% Senior Preferred Shares ($50.00 Liquidation Preference) (the "Preferred Shares") in July 1997 and the contribution by the General Partner of the aggregate net proceeds thereof to the Partnership, there is hereby created in favor of the General Partner a Preferred Partnership Interest. The Preferred Partnership Interest shall be in an amount equal to the net proceeds of the offering contributed to the Partnership by the General Partner and shall have the rights and attributes set forth in this Article IV(A). There also is hereby created a class of Preferred Partnership Units in the Partnership. The number of Preferred Partnership Units at any time shall equal to the number of Preferred Shares outstanding at such time. The Preferred Partnership Units shall be issued to the General Partner.

           4A.2. Distributions. The General Partner shall cause the Partnership to distribute such amounts to the General Partner in respect of the Preferred Partnership Interest and the Preferred
     Partnership Units as the General Partner may determine are necessary to enable it to pay dividends on the outstanding Preferred Shares (including any "Additional Dividends" required by the terms of the Preferred Shares). No payments or distributions (including without limitation under Section 6.2 or 8.2 of this Agreement) in respect of any Partnership Interests or Partnership Units other than the Preferred Partnership Interest and the Preferred Partnership Units will be made at any time unless full cumulative dividends on the Preferred Shares for all past dividend periods and the then current dividend period have been paid or provided for.

           4A.3. Redemptions. The General Partner shall cause the Partnership to distribute such additional amounts to the General Partner in respect of the Preferred Partnership Interest and the Preferred Partnership Units as may be required from time to time to pay the redemption price of the Preferred Shares.

            4A.4. Ranking; Liquidation. The Preferred Partnership Interest and the Preferred Partnership Units shall, with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Partnership, rank senior to the other Partnership Interests in the Partnership. Upon any such liquidation, dissolution or winding up, the Preferred Partnership Interest and the Preferred Partnership Units shall be entitled to receive an aggregate liquidation preference in an amount equal to $50.00 times the number of Preferred Shares then outstanding prior to the payment or distribution of any amounts in respect of the other Partnership Interests or Partnership Units in the Partnership, including without limitation any such payment pursuant to Section 8.2 of this Agreement.

           4A.5.      Priority  of Article IV(A).  The provisions  of  this
     Article IV(A) shall take precedence over and control any other provisions of this Agreement which may be in conflict with the terms of this Article IV(A). Accordingly, the other provisions of this Agreement shall be construed wherever appropriate to give full force and effect to this Article IV(A).

          2. Ratification of Agreement. As amended hereby, the provisions of the Agreement are hereby ratified and confirmed in all respects.

          3. Miscellaneous. This Amendment shall be governed by and construed in accordance with the laws of the State of Delaware, and shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns. This Amendment may be executed in counterparts, each of which shall constitute an original, but all of which shall constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have executed this Amendment or caused this Amendment to be executed as of the day and year first above written.

                               GENERAL PARTNER:

                               CROWN AMERICAN REALTY TRUST,
                               a Maryland real estate investment trust

                               By: /s/ John M. Kriak
                                  Name:    John M. Kriak
                                  Title:   Executive Vice-President



                               INITIAL LIMITED PARTNER:

                               CROWN INVESTMENTS TRUST,
                               a Delaware business trust

                               By: /s/ Ronald P. Rusinak
                                  Name:    Ronald P. Rusinak
                                  Title:   Vice-President



                               ADDITIONAL LIMITED PARTNERS:

                               CROWN AMERICAN INVESTMENT COMPANY,
                               a Delaware corporation

                               By: /s/ Ronald J. Hamilton
                                  Name:    Ronald J. Hamilton
                                  Title:   Vice-President


                               CROWN AMERICAN ASSOCIATES,
                               a Pennsylvania business trust

                               By: /s/ Ronald J. Hamilton
                                  Name:    Ronald J. Hamilton
                                  Title:   Vice-President



                               CROWN DELAWARE HOLDING COMPANY,

                               a Delaware corporation, successor-by-merger to:
                               MIDDLETOWN MALL, INC.,
                               a West Virginia corporation

                               By: /s/ Ronald J. Hamilton
                                  Name:    Ronald J. Hamilton
                                  Title:   Vice-President




EXHIBIT 10.5 (h)
                        REAL ESTATE MANAGEMENT AGREEMENT


      THIS AGREEMENT, made as of the 17th day of November, 1997, between Crown American WL Associates, L.P., a Pennsylvania limited partnership having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H

     In consideration of the mutual Covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:

                                    ARTICLE I

                       APPOINTMENT AND AUTHORITY OF AGENT

     1.1 Owner owns leasehold interests in certain retail properties identified on Exhibit A attached hereto and made a part hereof (the "Premises"). Owner hereby appoints Agent as the exclusive managing and renting agent for the Premises, and hereby authorizes Agent to exercise such powers with respect to the Premises as may be necessary for the performance of Agent's obligations under Article II, and Agent accepts such appointment on the terms and conditions hereinafter set forth for the term as provided in Article V. Agent shall have no right or authority, express or implied, to commit or otherwise obligate Owner in any manner whatsoever except to the extent specifically provided herein and agrees that it shall not hold itself out as having authority to act on behalf of Owner in any manner which is beyond the scope of authority granted to Agent in this Agreement.

                                   ARTICLE II

                               AGENT'S AGREEEMENT

      2.1 Agent, on behalf of Owner, shall implement, or cause to be implemented, the decisions of Owner and shall conduct the ordinary and usual business affairs of Owner with respect to the management, operation and leasing of the Premises as provided in this Agreement. Agent shall at all times conform to the policies and programs established by Owner and the scope of Agent's authority shall be limited to said policies. Agent shall act in a fiduciary capacity with respect to the cash and cash equivalent assets of Owner which are within the custody or control of Agent. Agent shall deal at arm's length with all parties and shall serve Owner's interests at all times. All undertakings incurred by Agent on behalf of Owner in accordance with this Agreement shall be at the cost and expense of Owner unless otherwise provided for herein. Agent agrees to use its best efforts in the management and operation of the Premises. Agent shall perform the following duties in connection with the management and operation of the Premises:

           (a) Contract, for periods not longer than the term of Owner's leasehold estate, in the name of Owner, for gas, electricity, water and such other services as are currently being furnished to the Premises. Service contracts shall be written to include a provision allowing termination by Owner upon 30 days' notice wherever possible. All service contracts, including those in effect at the date hereof in respect of the Premises, including the terms thereof (with cancellation right, if any), the services provided thereunder and the charges called for thereby, should be detailed in the annual budget package. No such contract, other than for utilities, including water, which involves an expenditure in excess of the amount set forth in paragraph 3 of Exhibit A attached hereto shall hereinafter be entered into by Agent without the prior approval of Owner. Agent shall also perform the obligations of the Owner under any utility service agreement and any reciprocal easement agreements.

           (b) Select, employ, pay, supervise, direct and discharge all employees necessary for the proper, safe and economic operation and maintenance of the Premises, in number and at wages in accordance with industry practices and the annual budget, carry Worker's Compensation Insurance (and, when required by law, compulsory Non-Occupational Disability Insurance) covering such employees, and use reasonable care in the selection, discharge, and supervision of such employees. Agent will keep bi-weekly time sheets which shall be available for inspection by Owner. Agent shall prepare or cause to be prepared and timely filed and paid, all necessary returns, forms and payments in connection with unemployment insurance, medical and life insurance policies, pensions, withholding and social security taxes and all other taxes relating to said employees which are imposed on employees by any federal, state or municipal authority. Agent shall also provide usual management services in connection with labor relations and shall prepare, maintain and file all necessary reports with respect to the Fair Labor Standards Act and all other required statements and reports pertaining to employees at the Premises. Agent shall use its best efforts to comply with all laws and regulations and collective bargaining agreements, if any, affecting such employment. Owner shall have the right to review and approve all collective bargaining agreements which affect the Premises prior to their implementation or acceptance by Agent. Agent will be and will continue throughout the term of this Agreement to be an equal opportunity employer. All persons employed in connection with the operation and maintenance of the Premises shall be employees of Agent or employees of contractors approved by Owner to provide contract services to the Premises.

           (c) Keep the Premises in a safe, clean, rentable and sightly condition and make and contract for all repairs, alterations, replacements, and installations, do all decorating and landscaping, and purchase all supplies necessary for the proper operation and maintenance of the Premises and for the fulfillment of Owner's obligations under any lease, operating agreement or other agreement or compliance with all governmental and insurance requirements, provided that, except as provided in Section 2.5 hereof, Agent shall not make any purchase or do any work, the cost of which shall exceed the approved budget or the amount set forth in paragraph 3 of Exhibit A attached hereto, without obtaining in each instance the prior approval of Owner, except in circumstances which Agent shall deem to constitute an emergency requiring immediate action for the protection of the Premises or of tenants or other persons or to avoid the suspension of necessary services or in order to cure any violation or other condition which would subject Owner or Agent to any criminal penalty or any civil fine in excess of $5,000.00. Agent shall notify Owner immediately of the necessity for, the nature of, and the cost of, any such emergency repairs or any action to cure any such violation or other condition. Agent shall arrange for and supervise, on behalf of Owner, the performance of all alterations and other work to prepare or alter space in the Premises for occupancy by tenants thereof. If Owner shall require, Agent shall submit a list of contractors and subcontractors performing tenant work, repairs, alterations or services at the Premises under Agent's direction.

      It is understood that Agent shall not be required to undertake the making or supervision of extensive reconstruction of the Premises or any part thereof except after written agreement by the parties hereto as to any additional fee to be paid for such services.

      Owner shall receive the benefit of all discounts and rebates obtainable by Agent in its operation of the Premises. When requested by Owner, Agent agrees to obtain competitive bids for the performance of any work at the Premises, to furnish copies of such bids to Owner and to accept such bid as Owner may direct.

      If Agent desires to contract for repair, construction or other service described in this paragraph (c) (other than work done at the request of a tenant and at the tenant's sole cost and expense, hereinafter referred to as "Tenant Work") with a party with respect to which any partner or shareholder of Agent holds a beneficial interest, or with any subsidiary, affiliate or related corporation in which Agent shall have a financial interest, such interest shall be disclosed to, and approved by, Owner before such services are procured. The cost of any such services shall likewise be at competitive rates, notwithstanding that tenants of the Premises may be required to pay such costs. Agent, or a general contractor working under the supervision of Agent is authorized to make and install Tenant Work, Agent may collect from such tenant or such general contractor, for its sole account, its charge for supervisory overhead on all such Tenant Work. Agent shall hold Owner harmless from any claims which may be advanced by any such tenant in connection with Tenant Work performed by Agent or under Agent's supervision. Agent, however, shall not require any tenant to use Agent, its subsidiary, affiliate or related corporation as its general contractor to perform such Tenant Work.

           (d) Handle promptly complaints and requests from tenants and parties to reciprocal easement and/or operating agreements, notify Owner of any major complaint made by any such tenant or party and notify owner promptly (together with copies of supporting documentation) of: the receipt of any notice of violation of any governmental requirements; any known orders or requirements of insurers, insurance rating organizations, Board of Fire Underwriters or similar bodies; any known defect in the Premises; any known fire or other damage to the Premises, and, in the case of any serious fire or other serious damage to the Premises, Agent also shall immediately provide telephone notice thereof to Owner's General Insurance Office, so that an insurance adjuster can view the damage before repairs are started, and complete customary loss reports in connection with fire or other damage to the Premises.

           (e) Notify Owner's General Liability Insurance carrier and Owner promptly of any personal injury or property damage known to Agent occurring to or claimed by any tenant or third party on or with respect to the Premises and promptly forward to the carrier, completed insurance forms, any summons, subpoena, or other like legal document served upon Agent relating to actual or alleged potential liability of Owner, Agent, or the Premises, with copies to Owner of all such doucments.

           (f) Advise Owner of those exceptions in leases, operating agreements and other agreements executed on or after the date hereof in which the tenants or parties to such agreements do not agree to hold Owner harmless with respect to liability from any accidents.

           (g) At the option of Owner, or as otherwise provided in the Loan Documents, as hereinafter defined, receive and collect rent and all other monies payable to Owner by all tenants and licensees in the Premises and by all other parties including department stores under ground leases and reciprocal easement agreements and tenants under leases of free-standing stores. In this connection, Agent shall calculate all amounts due to Owner from such tenants, licensees and other parties, including annual or periodic adjustments where applicable, and shall, when appropriate, submit statements or invoices to such tenants, licensees and parties. Agent shall deposit the same promptly in the bank named on Exhibit A attached hereto (the "Bank") in an account with title including a distinctive portion of Agent's name and such designation as Owner may direct (the "Bank Account"), which account shall be used exclusively for such funds. Owner's representative will be a signatory on all bank accounts maintained by Agent and such representative's signature shall be required on all checks in excess of $50,000 and for withdrawals in excess of $1,000,000 in any month. All amounts received by Agent for or on behalf of Owner shall be and remain the property of Owner. Checks may be drawn on the above-mentioned bank account only for purposes authorized under this Agreement. No funds of Agent or others shall be commingled with funds in any such bank account. Owner has the right to control the types of cash management accounts and dictate the specifics of said accounts with respect to disbursement and management of funds.

          (h) Serve notice of default upon tenants of space in the Premises and other parties which are in default in performing obligations under their leases, reciprocal easement agreements or other agreements, with copies sent simultaneously to Owner, and attempt to cause such defaults to be cured by the defaulting tenant or other party. Agent shall, subject to Owner's consent with respect to any tenant who occupies more than 1,000 square feet, utilizing counsel theretofore approved by Owner, institute all necessary legal action or proceedings for the collection of rent or other income from the Premises or the ousting or dispossessing of tenants or other persons therefrom and all other matters requiring legal attention. Agent agrees to use its best efforts to collect rent and other charges from tenants in a timely manner and to pursue Owner's legal remedies for nonpayment of same. Agent shall not terminate tenant leases in the Premises without Owner's consent. Owner reserves the right to designate or approve counsel and to control litigation of any character affecting or arising out of the operation of the Premises and the settlement of such litigation.

           (i) Bond Agent and all of Agent's employees who may handle or be responsible for monies or property of Owner with a "comprehensive 3-D" or "Commercial Blanket" bond, in an amount of $500,000.00.

           (j) Notify Owner immediately of any known fire, accident or other casualty, condemnation proceedings, rezoning or other governmental order, lawsuit or threat thereof involving the Premises; and the receipt of any notice of violations relative to the leasing, use, repair and maintenance of the Premises under governmental laws, rules, regulations, ordinances or like provisions.

           (k) If Owner so directs, make timely payment of real estate and personal property taxes and assessments levied or assessed against the Premises or personal property used in connection therewith and any other charge that may become a lien against the Premises. Owner may direct that payment of such taxes and assessments either be made to the taxing authority or to a mortgage lender holding an escrow account for such items. Agent shall participate in Owner's tax review program and check tax assessments and, when so requested, Agent shall assist Owner in its efforts to reduce such taxes. Agent shall promptly furnish Owner with copies of all assessment notices and receipt tax bills.

           (l) Promptly comply with all present and future laws, ordinances, orders, rules, regulations and requirements of all Federal, state and local governments, courts, departments, commissions, boards and offices, any national or local Board of Fire Underwriters or Insurance Services offices having jurisdiction, or any other body exercising functions similar to those of any of the foregoing ("Legal Requirements") which may be applicable to the Premises or any part thereof or to the leasing, use, repair, operation and management thereof, but only to the extent that such compliance is reasonably capable of being carried out by Agent and Agent has available the necessary funds therefor from collections or advances by Owner. Agent shall give prompt notice to Owner of any known violation or the receipt of notice of alleged violation of such laws and Agent shall not bear responsibility for failure of the Premises or the operation thereof to comply with such laws unless Agent has committed gross negligence or a willful act of omission in the performance of its obligations under this Agreement or in the performance of any other duties owed to Owner or third parties by Agent. As and when directed by Owner, Agent shall institute in its name, or in the name of Owner using counsel selected by Owner, appropriate actions or proceedings to contest any such law, ordinance, rule, regulation, order, determination or requirement.

          (m) Promote the Premises and participate as Owner's representative in any Merchant's Associations or Promotional Organizations (collectively, the "Promotional Organizations") established to promote the Premises.

           (n) Consent to and approve tenant alteration work and installations which are performed by tenants of space in the Premises and are provided for in the leases of such tenants and are within such tenant's space. Agent is authorized to approve tenant alteration work and installations not provided for in leases if (i) such alteration work and installations are made solely at the expense of the tenant, and (ii) such alteration work and installations do not affect the structural integrity or facade of any building. Agent shall periodically monitor the progress of any tenant alteration work and installations to confirm that the work is being done in a good and workmanlike manner and in substantial conformity with any plans and specifications approved by Owner or Agent, and shall notify Owner of any material deficiencies or material variations from the approved plans and specifications.

           (o) Provide, upon Owner's request in accordance with the provisions of Section 10 and Section 11 of Exhibit A, general contracting and construction management services ("Development Services") and consultation to Owner for the Premises, which shall include, without limitation, the management, supervision and administration of, and provisions for services for the improvement or expansion (and in the event of damage or condemnation, the reconstruction) of the Premises, including advice, expertise and support of Agent provided and/or retained and/or coordinated by home office and on-site personnel including, without limitation, executive personnel, design and engineering personnel, clerical personnel, legal and accounting personnel. Such personnel will perform consultation and various functions involved with Development Services including, without limitation, the following: design, planning, architectural, engineering, acquisition and negotiation, negotiations with department stores for site acquisition and operation in the Premises; permits and licenses; preopening advertising and publicity; market research, site work; negotiations with public authorities; attendance at public hearings; project management and all other activities necessary to accomplish the improvement, expansion or reconstruction of the Premises. It is understood that Development Services and consultation with Owner may or may not involve Agent's in-house personnel; by mutual agreement of Agent and Owner, outside professionals or other persons may be engaged to provide Development Services and consultation with Owner, provided that Agent agrees to require any contractor or subcontractor brought onto the Premises to have workers' compensation and employers' liability insurance in the necessity statutory amounts and comprehensive general liability insurance for at least $1,000,000.00.

           (p) If Owner so directs, pay when due (i) all debt service and other amounts due under any mortgages that encumber the Premises or any part thereof, and (ii) all rent and other charges payable under any ground lease of land included in the Premises under which Owner is the tenant and give Owner notice of the making of each payment.

          (q) Carry out and comply with, directly or through a third party, all requirements on the part of Owner under all such mortgages and ground leases, all leases of space in the Premises, all ground leases and reciprocal easement agreements with department stores and all other agreements affecting or relating to the Premises which are known or made known to Agent, including, without limitation, the furnishing of all services and utilities called for therein, but only to the extent that such requirements are at the time reasonably capable of being carried out by Agent and Agent has available the necessary funds therefor from collections or advances by Owner, provided that Agent shall promptly notify Owner if Agent cannot carry out such requirement or has insufficient funds available to do so. Agent shall notify Owner promptly of any default under any such mortgage, lease, ground lease, reciprocal easement or other agreement on the part of Owner, the tenant or other party thereto of which agent becomes aware.

          (r) Use reasonable efforts to comply with and require compliance with the requirements of leases of space in the Premises, ground leases, reciprocal easement agreements and all other agreements affecting or relating to the Premises which are known or made known to Agent on the part of Tenants, department stores and other parties thereto and enforce compliance with the rules and regulations, sign criteria and like standards for the Premises adopted by Owner from time to time.

           (s) Upon request, furnish Owner with an executed copy of each lease, lease renewal, lease amendment, service contract and other agreement entered into on or after the date of this Agreement in connection with the operation, management and leasing of the Premises, and use reasonable efforts to secure from tenants and parties to reciprocal easement agreements, and furnish to Owner, any certificates of insurance and renewals thereof required to be furnished by the terms of their leases or agreements. All such executed copies of leases shall be maintained in Agent's main office, with additional lease copies together with insurance certificates also maintained at the Agent's office at the relevant property, if any such office exists.

           (t) Inspect the Premises periodically and submit reports of findings and recommendations to Owner which shall include, without limitation, recommendations as to required repairs, replacements or maintenance. Agent shall keep and submit annual written reports of all material alterations made to the Premises, no matter by whom effected.

           (u) Erect barriers or chains for the purpose of blocking access to the common areas of and buildings included in the Premises as local law may require, or, as directed in writing by owner, in order to avoid the dedication of the same for public use and furnish appropriate evidence of same to Owner. Agent shall give any advance notice of the erection of such barriers or chains which may be required under reciprocal easement agreements or ground leases with department stores.

          (v) Use its reasonable efforts to obtain from tenants of the Premises and department stores which are parties to reciprocal easement agreements or ground leases waivers of their insurers' rights of subrogation in respect to policies of fire and extended coverage and other property damage insurance carried by them in favor of Owner, Agent and any department store or tenant for which Owner is obligated to attempt to obtain such waivers under a ground lease, reciprocal easement agreement or space lease.

          (w) Assist owner in preparing any statements required to be submitted by Owner under the terms of mortgages, ground leases, reciprocal easement agreements and leases.

            (x) Perform its duties in renting, managing, operating and maintaining the Premises applying prudent and reasonable business practices which are consistent with those followed in respect of the Premises prior to the date of this Agreement, using reasonable care and diligence in carrying out properly and efficiently its responsibilities under this Agreement. Agent shall maintain those portions of the common areas of the Premises which are Owners' obligation to maintain in a clean, safe and attractive condition, use reasonable efforts to enforce the provisions of applicable leases, ground leases and reciprocal easement agreements so as to cause tenants and department stores to maintain their premises and common areas, if any, in similar condition, arrange for necessary security for the Premises and their common areas and arrange for cleaning and snow removal for the parking areas and roadways of the Premises. Agent shall recommend to Owner from time to time such procedures with respect to the Premises as Agent may deem advisable for the more efficient and economic management and operation thereof.

           (y) Where leasing guidelines or any Legal Requirement (as defined in paragraph 2.1 (m) hereof) now or hereafter in effect require that tenant security deposits be maintained, a separate interest-bearing account for such security deposits (the "Security Deposit Account") shall be opened by Agent at a bank approved by Owner. The Security Deposit Account shall be maintained in the name of Agent in accordance with the relevant lease or Legal Requirement, as the case may be, and shall be used only for tenant security deposits. The bank shall be informed that the funds in the Security Deposit Account are held in trust for Owner. Agent shall have the authority to remit to tenants any interest to which they are entitled on their security deposit, in accordance with their leases or any Legal Requirement, but Agent shall obtain the written approval of Owner prior to the return of such deposits or any other security (including letters of credit) to any tenant when the amount, in any single instance, exceed $50,000.00.

     Owner recognizes and understands that Environmental Service (as hereinafter defined) are not actions or services that Agent is required to perform under this Agreement and Owner further recognizes and understands that Agent is not a consultant or a contractor that performs Environmental Services. Upon Owner's request, Agent agrees to obtain and coordinate for and on behalf of Owner, such Environmental Services as Owner may request or require. Owner shall reimburse Agent for its administrative costs in connection with the coordination of such Environmental Services as provided in Exhibit A, paragraph 11 of the Agreement. In addition, Owner shall reimburse Agent for the costs of outside professionals retained to perform Environmental Services. Environmental Services is defined to be those acts or actions involving the presence use, exposure, removal, restoration, or introduction of Hazardous materials (as hereinafter defined) and the investigation of and compliance with any and all applicable rules, laws, or regulations of local, state or federal authorities which apply or regulate Hazardous Materials. Hazardous Materials means any hazardous, radioactive, or toxic substance, material or waste listed in the United States Department of Transportation Hazardous Materials Table; or by the Environmental Protection Agency as hazardous substances; or such substances, materials and waste which are or become regulated under applicable local, state or federal law including materials which are petroleum products, asbestos, polychlorinated biphenyls, or designated as hazardous substances under the Clean Water Act; or defined hazardous waste under the Resource Conservation and Recovery Act; or defined as hazardous substances under the Comprehensive Environmental Response, Compensation and Inability Act.

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined below), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement, the term "Loan Documents" shall refer to that certain Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Mortgage"); Promissory Note; Interim Loan Agreement; Assignment of Leases and Rents; Manager's Consent and Subordination of Management Agreement; each dates as of November 17, 1997, from Owner to General Electric Capital Corporation ("Lender"), and such other documents executed or to be executed in connection with the loan (the "Mortgage Loan") secured by the Mortgage.

      Further, at all times during the term of this Agreement, Agent shall keep or cause to be kept insured, at Owner's cost and expense, all buildings and improvements on the Premises against loss or damage by fire, windstorm, hail, explosion, damage from aircraft and vehicles and smoke damage, and such other risks as are from time to time included in "extended coverage" endorsements in an amount sufficient to replace said improvements.

      All insurance provided for in this Section 2.2 shall be effected under valid and enforceable polices issued by insurers of recognized responsibility and shall provide respectively, for the waiver of all rights of subrogation by Owner or parties claiming through Owner against Agent and its agents and employees. Owner and Agent hereby waive all rights of recovery as against the other party hereto arising from loss or damage caused by the perils enumerated in this Section 2.2 and agree that any policies obtained with respect to such perils shall be endorsed accordingly, if such endorsements are available. Any insurance required to be maintained hereunder may be taken out under a blanket insurance policy or polices covering other properties of the insured. Any policy required by this Section 2.2 shall provide that such policy shall not be canceled without at least thirty (30) days' prior notice to Owner and Agent and, in any event, shall provide that all parties insured thereby shall receive notice no less than fifteen (15) days prior to the expiration dates of the expiring policies.

      2.3 Agent agrees to render monthly reports relating to the management and operation of the Premises for the preceding calendar month on or before the twenty-fifth (25th) day of each month in form as Owner and Agent will mutually agree. Agent agrees that Owner shall have the right to require the transfer to Owner at any time of any funds in the Bank Account considered by Owner to be in excess of an amount reasonably required by Agent for disbursement in connection with the Premises. Agent agrees to keep records with respect to the management and operation of the Premises as prescribed by owner, and to retain those records for periods specified by Owner. Owner shall have the right to inspect such records and audit the reports required by this Section during business hours for the life of this Agreement and thereafter during the period such records are to be retained pursuant to this Section. In addition, Agent agrees that such records may be examined from time to time during the period aforesaid by any of the supervisory or regulatory authorities having jurisdiction over Owner.

      2.4 Agent shall ensure such control over accounting and financial transactions as is reasonably required to protect Owner's assets from loss or diminution due to gross negligence or willful misconduct on the part of Agent's associates or employees. Losses caused by gross negligence or willful misconduct shall be borne by Agent.

      2.5 Agent shall establish and prepare, in the form authorized by Owner, with such additional changes as may be reasonably requested by Owner, operating and capital improvement budgets for the promotion, operation, repair and maintenance of the Premises for each calendar year. Preliminary and final budgets will be due 45 and 30 days, respectively, prior to commencement of the calendar year to which they relate. Such budgets shall be prepared on both an accrual basis showing a month-by-month projection of income and expenses and capital expenditures. At least 30 days prior to the end of each year, Agent shall meet with Owner to review such budgets for the subsequent year. Upon receiving Owner's approval, Agent shall use its best efforts to comply with such final budgets.

           (a) Agent shall meet with Owner on a regular basis, not less frequently than semi-annually and otherwise upon reasonable call by Owner, to review the operations of the Premises, to review and, if appropriate, revise in light of actual experience the annual operating and capital improvement budgets theretofore approved by Owner and to consider other matters which Owner may raise.

           (b) Upon approval of the operating budget by Owner, and unless and until revoked or revised by Owner, Agent shall have the right, without further consent or approval by Owner to incur and pay the operating expenses set forth in the approved operating budget, subject to paragraph 2.1(g) above.

          (c) At the request of Owner from time to time Agent shall prepare and submit to Owner (i) operating projections for the Premises for the ensuing five
(5) years, such projections to be made on a year-by-year basis and to be based on Agent's best judgment as to the future, taking into consideration known circumstances and circumstances Agent can reasonably anticipate are likely to occur, and (ii) a schedule in reasonable detail of capital improvements, repairs and replacements not provided for in the current capital improvement budget which Agent reasonably anticipates will be required or should be made in the foreseeable future, with Agent's opinion as to the relative priority and cost of each thereof.

      2.6 Agent shall also participate in Owner's property review programs to the extent requested by Owner. Such review shall include asset, investment, financial and strategy profiles in form satisfactory to Owner. Agent shall respond, within 10 days, to Owner's management evaluation reports concerning actions to be taken by Agent to correct or modify its management standards for the operations, leasing or financial services provided for the Premises. If Owner shall request that Agent's home office or regional office personnel travel to the Premises to participate in Owner's property review programs or for any other reason (unless such reason is for normal supervision), the reasonable cost of meals, travel and hotel accommodations expenses incurred by such home office personnel in connection with such travel shall be reimbursed to Agent by Owner. Agent shall, however, bear the full cost and expenses incurred by its home office or regional office personnel in connection with their travel to the Premises to the extent such travel is required by the Agent for the normal supervision of the management and leasing of the Premises.

      2.7 Agent agrees to use its best efforts to have all space within the Premises rented to desirable tenants, satisfactory to Owner, considering the nature of the Premises, and in connection therewith:

           (a) To negotiate, as the exclusive agent of Owner, all leases and renewals of leases at the appropriate time, it being understood that all inquiries to Owner with respect to leasing any portion of the Premises shall be referred to Agent. Except for license agreements for temporary tenants, all leases and renewals for lease terms in excess of one (1) year must be prepared in accordance with Exhibit C by Agent and in accordance with the annual approved budget and be submitted to Owner's representative for execution by Owner. Agent is authorized to negotiate and execute license agreements prepared in accordance with Exhibit C for temporary tenants and/or short term promotional activities. If Agent shall receive a prospective tenant reference from a property other than the Premises, which Agent or any subsidiary or affiliate manages, Agent shall promptly declare its potential conflict of interest to Owner and Owner shall determine if negotiations with such prospective tenant shall be undertaken by Agent, Owner, or a third party approved by Owner. References of prospective tenants, as well as their varying use requirements, shall be investigated carefully by Agent. Agent also is authorized to negotiate and execute on Owner's behalf lease amendments which: (i) change a Tenant's commencement date by sixty (60) days or less (or for such longer period as is approved by Owner);
(ii) change a Tenant's permitted use by allowing the sale of such additional items as are reasonably related to the Tenant's primary and principal use, provided Agent has no reason to know of any lease at the center prohibiting such use; (iii) change a tenant's marketing charge or promotional charge or advertising obligation.

      Owner acknowledges and understands that Agent manages properties for third parties. Owner further acknowledges and understands that Agent routinely and customarily negotiates tenant leases from multiple locations involving two or more properties (one or more of which may be the Premises and one or more of which may be properties owned by Agent or by others). Agent conducts such multiple location negotiations in good faith for the benefit and interests of Owner and other property owners, including Agent. Agent shall be entitled to assume that such leasing practices are approved and acceptable to Owner, unless and until Owner specifically disapproves the practice and so notifies Agent.

           (b) With Owner's prior approval, to advertise the Premises or portions thereat for rent, by means of periodicals, signs, plans, brochures and other means appropriate to the Premises. Owner acknowledges and agrees that the Premises may be included in brochures or other advertising media of Agent, which may include other properties being offered for lease by Agent.

           (c) In no event shall Agent engage or utilize the services of an outside broker in connection with any lease without Owner's prior written consent. In any case in which Owner requests or gives such consent, Agent shall cause such broker to enter into a written agreement with Owner, on terms reasonably satisfactory to Owner, with respect to such broker's commission and Owner shall be responsible for the payment of such commission pursuant to the terms of said agreement.

           (d) Agent will, in each instance, negotiate for the inclusion in all leases entered into by Owner of a provision to the effect that recourse on such obligation shall be had only against the property to which such obligation relates and no recourse shall be sought against Owner or any other person holding, directly or indirectly, a beneficial interest in the property.

           (e) Agent will, upon the request of Owner, undertake to find buyers for the sale of any of the Owner's outparcels, peripheral land or such other real estate situate upon the Premises, ("Sale Property"), and, in addition to any other compensation provided to be paid to Agent under this Agreement, Owner agrees to pay to Agent as compensation for its services hereunder, a fee at the rate specified in Paragraph 7(iii) of Exhibit "A", attached hereto. In performing its duties hereunder, Agent shall perform the following:

               (i) Submit to Owner for approval, a pricing schedule on the Sale Property;

               (ii) Upon request, submit to Owner for approval, contract form(s) to be used in the sale of the Sale Property;

                (iii) Upon request, furnish Owner with a written report regarding its progress in such sale activities;

                (iv) Negotiate on behalf of Owner, the sale of the subject Sale Property; and

               (v)  Provide legal services, limited to:

                    (a)  Preparation of the Purchase and Sale Agreement;
                    (b)  Deed and Easement(s) preparation;
                    (c)  Preparation and submittal to Owner of the Seller's
                           closing statement;
                    (d)  Preparation of closing instructions;
                    (e)  Coordination of title work;
                    (f)  Upon approval of Owner, retain local counsel,
                           whose fees will be reimbursed by Owner; and
                    (g)  Submit to Owner, for final execution, all
                           documents necessary to consummate the
                           transaction.

      Agent shall pursue these duties and obligations with diligence and in the best interests of Owner.

     2.8 Agent agrees, for itself and all persons retained or employed by Agent in performing its services, to hold in confidence and not to use or disclose to others any confidential or proprietary information of Owner heretofore or hereafter disclosed to Agent ("Confidential Information"), including, but not limited to, any data, information plans, programs, processes, costs, operations or the names of any tenants which may come within the knowledge of Agent in the performance of, or as a result of, its services, except where required by judicial or administrative order, or where Owner specifically gives Agent written authorization to disclose any of the foregoing to others or such disclosure as is required in the direct performance of Agent's duties hereunder. If Agent is required by a judicial or administrative order to disclose any Confidential Information, Agent will promptly notify Owner thereof, consult with Owner on the advisability of taking steps to resist or narrow such request and cooperate with Owner in any attempt it may make to obtain an order or other assurance that confidential treatment will be accorded to the Confidential Information disclosed.

      2.9 If at any time there shall be insufficient funds available to Agent from collections to pay any obligations of Owner required to be paid under this Agreement, Agent shall promptly notify Owner and Agent shall not be obligated to pay such obligations unless Owner furnishes Agent with funds therefor.

      2.10 Agent assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and Owner shall make no claim against Agent on account of any alleged errors of judgment made in good faith in connection with Agent's obligations hereunder and with the operation of the Premises. Agent shall not be liable to Owner or others except by reason of acts constituting willful misfeasance or gross negligence on the part of Agent, and Owner agrees to indemnify, defend and hold harmless Agent and its partners (and the shareholders, trustees and officers thereof)and employees from and against all claims, actions, causes of action, costs and expenses (including, but not limited to, reasonable attorney's fees) directly or indirectly arising from the claims of any third party, except only those claims where liability arises from acts constituting willful misfeasance or gross negligence on the part of Agent.

                                   ARTICLE III

                               OWNER'S AGREEMENTS

     3.1 Owner, at its option, may pay directly all taxes, special assessments, ground rents, insurance premiums and mortgage payments. If Owner makes such election, Agent shall advise Owner of the due dates of such taxes assessments, insurance premiums and mortgage payments.

      3.2 Owner shall bear the cost of all premiums relating to insurance procured by Agent for Owner pursuant to Section 2.2 hereof. Owner shall look solely to such insurance for indemnity against any loss or damage to the Premises and shall obtain waivers of subrogation against the Agent under such policies if available at no additional cost to Owner.

      3.3 Owner agrees to indemnify and save harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, losses and liabilities resulting from: (i) damage to property or injury to, or death of, persons from any cause whatsoever when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner in or about the Premises; (ii) claims for defamation and false arrest when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner; and (iii) claims occasioned by or in connection with or arising out of acts or omissions, other than criminal acts, of the Agent when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner (except in cases of Agent's willful misconduct or gross negligence), and to defend or cause to be defended, at no expense to Agent or such persons, any claim, action or proceeding brought against Agent or such persons or Agent and Owner, jointly or severally, arising out of the foregoing, and to hold Agent and such persons harmless from any judgment, loss or settlement on account thereof.

       Notwithstanding the foregoing, Owner shall not be responsible for indemnifying or defending Agent or such persons in respect of any matter, claim or liability in respect of which Agent is obligated to indemnify Owner as provided in the following sentence. Agent agrees to indemnify and save harmless Owner from and against all claims, losses and liabilities resulting from injury to, or death of, persons in or about the Premises or for deformation and false arrest in each case caused in whole or in part by the willful misfeasance or gross negligence of Agent, and to defend, at no expense to Owner, any claim, action or proceeding brought against Owner or Owner and Agent, jointly or severally, arising out of the foregoing, and to hold Owner harmless from any judgments, loss or settlement on account thereof.

       Notwithstanding the foregoing, Agent shall not be responsible for indemnifying or defending Owner in respect of any matter, claim or liability which is covered by any public liability insurance policies carried by Owner and under which Agent is named as an additional insured. The indemnification obligations of Owner and Agent under this Section 3.3 shall in each case be conditioned upon (a) prompt notice from the other party after such party learns of any claim or basis therefor which is covered by such indemnity, (b) such party's not taking any steps which would bar Owner or Agent, as the case may be, from obtaining recovery under applicable insurance policies or would prejudice the defense of the claim in question, and (c) such party's taking of all necessary steps which if not taken would result in Owner or Agent, as the case may be, being barred from obtaining recovery under applicable insurance policies or would prejudice the defense of the claim in question. The provisions of this
Section 3.3 shall survive the expiration or termination of this Agreement.

      3.4 Owner shall provide such office space on the Premises as may be necessary for Agent to properly perform its functions under this Agreement. Agent shall not be required to pay for utilities, telephone service or rent for the office area on the Premises occupied by Agent. Agent shall have the right to use the fixtures, furniture, furnishings and equipment, if any, which are the property of Owner in said office space. Owner shall also provide space on the Premises for use as community rooms and information and service centers where the use of such space is determined by Owner to be in the best interest of the Premises. All income derived from the utilization and/or operation of such community rooms and/or information or service centers shall belong to the Owner and all expenses relating thereto shall be borne by Owner.

      3.5 Except as otherwise provided in this Agreement, everything done by Agent in the performance of its obligations under this Agreement and all expenses incurred pursuant hereto shall be for and on behalf of Owner and for its account. Except as otherwise provided herein, all debts and liabilities incurred to third parties in the ordinary course of business of managing the Premises as provided herein are and shall be obligations of Owner, and Agent shall not be liable for any such obligations by reason of its management, supervision or operation of the Premises for Owner.

                                   ARTICLE IV

                                  COMPENSATION

      4.1 In addition to any other compensation provided to be paid to Agent under this Agreement, Owner agrees to pay to Agent as compensation for its management services hereunder, a fee at the rate specified in paragraph 5 of Exhibit A attached hereto. Said fee shall be payable monthly no later than the twenty-fifth (25th) day of the following month, and shall be based on the following components of income from the preceding calendar month determined in accordance with GAAP. It is understood that the management fee shall be calculated upon the following items: (i) minimum rents from all permanent tenants (anchor, mall shops, ground leases and all other tenants); (ii) Lease buyout income; (iii) Percentage rents in lieu of minimum rents; (iv) Percentage rents; (v) all cost recovery income (CAM, taxes, food court, security, other);
(vi) income from all temporary tenants (initial term of one year or less); (vii) income from all promotional activity; (viii) miscellaneous mall income such as payphone commissions, stroller rentals, etc. and (ix) bad debts expense related to any of the above revenue items. The following items shall not be subject to management fees: (i) business interruption insurance income; (ii) recoveries from insurance companies for casualty and other losses; (iii) payments from tenants for leasehold improvements and related services provided by Agent; (iv) payments from tenants to Merchants' Associations or to Marketing Funds; (v) tenant security deposits; (vi) straight line rental income or losses, and (vii) operating covenant and amortization (classified as a reduction of minimum rent). Agent shall withdraw said fee from the operating account for the Premises and shall account for same as provided for in Section 2.3 hereof.

      4.2 The following expenses or costs incurred by or on behalf of Agent in connection with the management and leasing of the Premises shall be the sole cost and expense of Agent and shall not be reimbursable by Owner and Agent shall indemnify Owner for such expenses and costs:

           (a) cost of gross salary and wages, payroll taxes, insurance, worker's compensation, pension benefits and any other benefits of Agent's employees, except that Owner will reimburse Agent for all costs of employees who provide either full or part time services on-site at any of the Premises. Within the category of "on-site" personnel, Agent may include the pro-rata costs for regional personnel performing required services at the Premises on a regular basis (but which personnel may share time working at other properties managed by Agent); provided, however, that the costs for any employees who are based at or work from Agent's home office shall not be included, and provided further that the pro-rata costs for any such regional personnel are included and identified as such within the annual operating budget as approved by Owner.

           (b) general accounting and reporting services, as such services are considered to be within the reasonable scope of Agent's responsibility to Owner;

           (c) costs of forms, stationery, ledgers, supplies, equipment and other "general overhead" items used in Agent's home office or regional offices;

           (d) cost or pro rata cost of telephone and general office expenses incurred in the Premises by Agent for the operation and management of properties not owned by Owner;

           (e) cost of all bonuses, incentive compensation, profit sharing, or any pay advances by Agent to Agent's employees, except such costs pertaining to employees employed by Agent in accordance with Paragraph 2.1 (b) hereof;

           (f) cost attributable to losses arising from criminal acts, gross negligence or fraud on the part of Agent or Agent's associates or employees;

           (g) cost for meals, travel and hotel accommodations for Agent's home office or regional office personnel who travel to and from the Premises, except as provided in Section 2.6;

          (h) cost of automobile purchase and/or rental, except if furnished or approved by Owner;

           (i) except as otherwise provided in Exhibit A attached hereto, expenses incurred in connection with the leasing of the Premises, it is being understood and agreed, however, that Agent shall be reimbursed for advertising expenses incurred in connection with the leasing of the Premises;

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on January 31, 1998. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent, (ii) the occurrence of an Event of Default (as defined in the Loan Documents), (iii) the failure of the Premises to meet the Net Operating Income requirements (as defined in the Loan Documents), or (iv) pursuant to the provisions of the Manager's Consent and Subordination of Management Agreement.

      5.3 It shall be an Event of Default under this Agreement on the part of Agent if Agent shall default in any material respect in performing any of its obligations under this Agreement and such default shall not be cured within 30 days after written notice thereof is given by Owner to Agent (or, if the default in question is curable but is of such nature that it cannot reasonably be completely cured within such 30-day period, if Agent does not promptly after receiving such notice commence to cure such default and thereafter proceed with reasonable diligence to complete the curing thereof within 180 days after notice is given by Owner to Agent). If an Event of Default by Agent shall occur, Owner shall have the right to terminate this Agreement by written notice given to Agent, and upon the giving of such notice this Agreement and the term hereof shall terminate without any obligation on the part of Owner to make any payments to Agent hereunder except as hereinafter provided.

      5.4 If at any time during the term of this Agreement any involuntary petition in bankruptcy or similar proceeding shall be filed against Agent seeking its reorganization, liquidation or appointment of a receiver, trustee or liquidator for it or for all or substantially all of its assets, and such petition shall not be dismissed within 90 days after the filing thereof, or if Agent shall:

          (a) apply for or consent in writing to the appointment of a receiver, trustee or liquidator of all or substantially all of its assets;

           (b) file a voluntary petition in bankruptcy or admit in writing its inability to pay its debts as they become due;

          (c)  make a general assignment for the benefit of creditors;

           (d) file a petition or an answer seeking reorganization or an arrangement with creditors or take advantage of any insolvency law; or

           (e) file an answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization or insolvency proceedings;

then upon the occurrence of any such event, Owner, at its option, may terminate this Agreement by written notice given to Agent, and upon the giving of such notice this Agreement and the term hereof shall terminate without any obligation on the part of Owner to make any payments to Agent hereunder except as hereinafter provided.

      5.5 Owner shall have the additional right to terminate this Agreement on at least 10 days' written notice to Agent, if Agent without Owner's prior written consent shall assign or attempt to assign its rights or obligations under this Agreement or subcontract (except for normal service agreements or as otherwise specified in this Agreement) any of the services to be performed by Agent. Owner shall also have the right to terminate this Agreement as to any property included within the Premises on at least 10 days' written notice to Agent if (a) such property shall be damaged or destroyed to the extent of 25% or more by fire or other casualty and Owner elects not to restore or repair such property or (b) there shall be a condemnation or deed in lieu thereof of 25% or more of such property.

      5.6 Agent acknowledges and agrees that Owner shall have the right to subordinate and/or assign this agreement in connection with the Loan Documents. Agent further agrees to execute such further instruments as Owner or Lender deems necessary to effectuate such subordination, provided that in the event Lender becomes entitled to possession of the Premises, the Lender shall be entitled, at its option, to retain Agent to manage the Premises, in which case the Agent shall be entitled to the compensation set forth in this Agreement during all periods in which Agent is providing services to the Premises for the Lender. Moreover, notwithstanding anything to the contrary contained herein, for so long as any amounts remain outstanding under the Loan Documents, (i) this Agreement and all fees payable by Owner hereunder shall be subject to and subordinate to any mortgage liens on the Premises established by the Loan Documents and (ii) Agent shall comply with any and all applicable provisions of the Loan Documents and in the event there is a conflict between the terms of this Agreement and the terms of the Loan Documents, the Loan Documents shall control.

      5.7 Upon any termination of this Agreement pursuant to the provisions of this Article V, Owner shall remain obligated to pay to Agent fees and other amounts due to Agent hereunder which accrued prior to the effective date of such termination. Nothing contained in this Section 5.7 shall be deemed to waive, affect or impair (a) Owner's rights to seek recourse against Agent for damages or other relief in the event of the termination of this Agreement by Owner pursuant to Section 5.3, 5.4 or 5.5 hereof, and (b) Agent's right to seek recourse against Owner for damages or other relief in the event of the termination of this Agreement by Agent pursuant to Section 5.2 hereof.

      5.8 Upon the expiration or earlier termination of this Agreement, Agent shall forthwith surrender and deliver to Owner any space in the Premises occupied by Agent and shall make delivery to Owner or to Owner's designee or agent, at Agent's home or regional offices or at its offices at the Premises, of the following:

           (a) a final accounting, reflecting the balance of income from and expenses of the Premises as at the date of expiration or termination of this Agreement;

           (b) any funds of Owner or tenant security or advance rent deposits, or both, held by agent with respect to the Premises; and

           (c) all Confidential Information (in whatever medium stored) and all other records, contracts, leases, ground leases, reciprocal easement agreements, receipts for deposits, unpaid bills, lease summaries, canceled checks, bank statements, paid bills and all other records, papers and documents and any microfilm and/or computer disk of any of the foregoing which relate to the Premises and the operation, maintenance, management and leasing thereof; all such data, information and documents being at all times the property of Owner.

      In addition, Agent shall furnish all such information and take all such action as Owner shall reasonably require to effectuate an orderly and systematic termination of Agent's duties and activities under this Agreement.

      5.9 This Agreement shall terminate at the election of Owner as to any of the properties set forth in Exhibit A upon thirty (30) days written notice to the Agent if such properties are sold by Owner to a non-affiliated third party purchaser or (unless the Lender shall otherwise notify the Agent in writing)
automatically if such properties were acquired on foreclosure of a mortgage encumbering all or a portion of the Premises. In the event such properties are sold by Owner to a non-affiliated third party purchaser and this Agreement is not thereby terminated by Owner, the Agent shall have the right to terminate this Agreement as to such properties upon sixty (60) days prior written notice which notice must be given within ninety (90) days after the date of such sale is consummated. If such properties are sold, Agent will not be entitled to sales commission unless the Agent has been retained by Owner pursuant to a separate commission arrangement. This Agreement shall remain in full force and effect as to all properties not terminated pursuant to this Section 5.9.

      5.10 The provisions of this Article V shall survive the expiration or termination of this Agreement.

                                   ARTICLE VI

                                   ASSIGNMENT

      6.1 Agent, except for a transfer to a "Permissible Transferee", shall not assign its rights or obligations under this Agreement, either directly or by a transfer of shares of beneficial interest or voting control either voluntarily or by operation of law. Any change other than to a "Permissible Transferee" shall constitute a breach of this Agreement by Agent and Owner may terminate this Agreement in accordance with Section 5.5 A "Permissible Transferee" shall mean any corporation, partnership, trust or other entity, more than 50% of the outstanding stock of which, or more than 50% interest in which, is owned or controlled by Agent.

      6.2 In the event of a sale or conveyance of any of the Premises, Owner shall have the right to cancel or assign this Agreement and its rights and obligations hereunder to any person or entity to whom or which Owner sells or conveys such property or properties. Upon such assignment, Owner shall be relieved of its obligations under this Agreement with respect to such property or properties that accrue from and after the date of such assignment, provided that the assignee shall assume the obligations of Owner under this Agreement and shall agree to perform and be bound by all of the terms and provisions hereof, effective from and after the date of such assignment and an executed copy of such assumption agreement shall be delivered to Agent. Agent shall not be entitled to a "termination fee" in connection with an assignment or cancellation as set forth in this Section 6.2, but otherwise shall be entitled to collect from Owner such fees and expenses, including termination and/or relocation expenses of Agent's full-time employees, if any, as Agent has earned pursuant to this Agreement prior to the date of such assignment or cancellation.

                                   ARTICLE VII

                                  MISCELLANEOUS

      7.1 Owner's representative ("Owner's Representative"), whose name and address is set forth in paragraph 2 of Exhibit A attached hereto, shall be the duly authorized representative of Owner for the purpose of this Agreement. Any statement, notice, recommendation, request, demand, consent or approval under this Agreement shall be in writing and shall be deemed given by Owner when made or given by Owner's Representative or any officer of Owner and delivered personally to an officer of Agent or mailed, addressed to Agent, at his address first above set forth. Either party may, by notice to the other, designate a different address for the receipt of the aforementioned communications and Owner may, by notice to Agent, from time to time, designate a different Owner's Representative to act as such. All communications mailed by one party to another shall be sent by first class mail, postage prepaid or Express Mail Service, or other commercial overnight delivery service, except that notices of default shall be sent by registered or certified mail, return receipt requested, postage prepaid, Express Mail Service or other commercial overnight delivery service with receipt acknowledged in writing. Communications so mailed shall be deemed given or served on the date mailed. Notwithstanding the foregoing, any notices, requests, consents, approvals and other communications, other than notices of default or approvals of annual budgets, and other communications, approvals or agreements which are required by the express terms of other provisions of this Agreement to be in writing, may be given by telegram, telephonic communication or orally in person. Agent and Owner shall furnish to the other the names and telephone numbers of one or more persons who can be reached at any time during the term of this Agreement in the event of an emergency.

     7.2 Agent shall, at its own expense, qualify to do business and obtain and maintain such licenses as may be required for the performance by Agent of its services.

      7.3 Each provision of this Agreement is intended to be severable. If any term or provision hereof shall be determined by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such provision shall be severed from this Agreement and shall not affect the validity of the remainder of this Agreement.

      7.4 In the event either of the parties hereto shall institute any action or proceeding against the other party relating to this Agreement, the unsuccessful party in such action or proceeding shall reimburse the successful party for its disbursements incurred in connection therewith and for its reasonable attorney's fees as fixed by the court.

     7.5 No consent or waiver, express or implied, by either party hereto or of any breach or default by the other party in the performance by the other of its obligations hereunder shall be valid unless in writing, and no such consent or waiver shall be deemed or construed to be a consent or waiver to or of any other breach or default in the performance by such other party of the same or any other obligations of such party hereunder. Failure on the part of either party to complain of any act or failure to act of the other party or to declare the other party in default, irrespective of how long such failure continues, shall not constitute a waiver by such party of its rights hereunder. The granting of any consent or approval in any one instance by or on behalf of Owner shall not be construed to waive or limit the need for such consent in any other or subsequent instance.

      7.6 The venue of any action or proceeding brought by either party against the other arising out of this Agreement shall be in the state or federal courts of the Commonwealth of Pennsylvania.

      7.7 This Agreement may not be changed or modified except by an agreement in writing executed by each of the parties hereto and consented to by the Lender. This Agreement constitutes all of the understandings and agreements between the parties in connection with the agency herein created.

      7.8 This Agreement shall be binding upon and inure to the benefit of the parties hereto and their permitted successors and assigns, but shall not inure to the benefit of, or be enforceable by, any other person or entity.

     7.9 Nothing contained in this Agreement shall be construed as making Owner and gent partners or joint ventures or as making either of such parties liable for the debts or obligations of the other, except as in this Agreement is expressly provided.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                    CROWN  AMERICAN WL  ASSOCIATES, L.P.
                              (Owner)
                    BY: CROWN AMERICAN WL ASSOCIATES, as sole
                         general partner

                    By   /s/ Terry L. Stevens
                         Name:     Terry L. Stevens
                         Title:    Sr. Vice President  - Finance
                                   Chief Accounting Officer


                    CROWN AMERICAN PROPERTIES, L.P.
                         (Agent)
                    BY: CROWN AMERICAN REALTY TRUST,
                    as sole general partner


                    By:  /s/ Ronald P. Rusinak
                         Name:     Ronald P. Rusinak
                         Title:    Vice President

                                    EXHIBIT A




1.   Premises (1.1):

     a.   Wyoming Valley Mall
          Wilkes-Barre, Pennsylvania;

     b.   Logan Valley Mall
          Altoona, Pennsylvania.

2.   Name and Address of Owner's Representative (7.1):

     Frank J. Pasquerilla
     Pasquerilla Plaza
     Johnstown, PA  15907.

3. Limit of amount authorized for non-emergency purchases and repairs (2.1(a) and (c)):

     $50,000.00.

4.   Name of Banks (2.1(g)):

     PNC Bank, N.A.


5.   Management Fees (4.1):

     Owner agrees to pay Agent as compensation for its management services hereunder an amount equal to 5% of the amounts set forth in Section 4.1. Such management fee shall be payable monthly based on the income earned for the categories described in Section 4.1, computed in accordance with GAAP. Agent shall be entitled to receive the management fee on the pro rata portion of percentage rents received by Owner after the termination of this Agreement but applicable to time periods prior to the termination of this Agreement based upon the actual number of days lapsed divided by 365.
6.   Legal and Tenant Coordination Expenses:

     Owner agrees to pay Agent, to defray in-house legal expenses and tenant coordination expenses (a) with respect to each new lease and each lease renewal of mall shops and free-standing buildings (other than a lease renewal or extension resulting from the exercise of an option contained in such lease), an amount equal to the Agent's actual costs of providing such services, limited however to the annual amount which is capitalized as tenant allowance costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated fees per square foot, based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fee per square foot and shall adjust the amount periodically during the year as mutually agreed upon.

7.   Leasing and Land Sale Fees:

     (i)  Leasing Commission:

          Agent shall be entitled to commissions for leases secured, in addition to other fees and compensation provided in this Agreement, equal to the Agent's actual costs of providing leasing services related to permanent leases (those with an initial term in excess of one year), limited however to the aggregate amount which is capitalized as lease acquisition costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated fees per square foot, based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fee per square foot and shall adjust the amount periodically during the year as mutually agreed upon.

          (ii) Brokerage Commissions:

            Owner and Agent acknowledge that some leasing and land sale transactions will involve the use of an independent real estate broker or real estate sales agent, who will be paid a commission for introducing and bringing a prospective tenant or purchaser to the Premises. Agent may utilize brokers in connection with carrying out its leasing and land sale activities, and shall be reimbursed by Owner for the cost of those Brokerage Commissions in the following circumstances:

          (a) Agent was required to recognize the broker or sales agent as the representative of the prospective tenant or purchaser and was not allowed or permitted the opportunity to contact or negotiate with the tenant or purchaser except through the broker or sales agent, and this fact was disclosed to Owner.

          (b) Agent disclosed to Owner the existence of the broker or sales agent and the brokerage fee at the time the proposed leasing or land sale transaction was submitted to Owner for approval.

Except as provided in (a) and (b) above, Agent shall assume the sole cost and responsibility for broker commissions.

     (iii)     Land Sale Commission:

           For services provided pursuant to Section 2.7(e), Owner shall pay the Agent a sales commission equal to fifteen percent (15%) of the adjusted sales price ("Sales Commission"), as compensation for overhead associated with the services of certain employees of Agent. For purposes of the foregoing "adjusted sales price" shall mean the gross proceeds payable to Owner less reasonable and necessary development costs paid by Owner in connection with the transfer. One-half (1/2) of the Sales Commission shall be due and payable to Agent at the time a mutually binding Agreement of Sale with respect to any Sale Property is fully-executed, with the computation of such amount being based on the gross proceeds payable to Owner. The balance of the Sales Commission shall be paid to Agent at the time of closing of any such sale.

     8.   Excluded Services:

     Notwithstanding anything to the contrary contained herein, the parties acknowledge that it is not within the contemplation of this Agreement or the fee structure included herein that the Agent perform any services with respect to the following: any "due diligence" or similar efforts relating to any financing, refinancing or sale or disposition of the Premises; zoning compliance of the Premises; performing or supervising (including tenant room build-outs or remodeling) any extensive alteration or renovation to the Premises; asbestos and/or other environmental studies and any related abatement or remediation activities for any tenant premises, site acquisitions of additional ground for the expansion of the Premises; reconstruction after casualty or condemnation; leasing, management, or construction relating to any proposed or implemented expansion of the Premises or work generally classified as "development" work in connection with the same; renewals or renegation of leases or other agreements with department stores if such involves substantial changes from existing documents (including, without limitation, negotiation of new leases, renewal leases, operating covenants, renovation provisions, expansion rights, and like matters); or replacement of department stores tenancies. Owner shall reimburse Agent for all such services rendered equal to the Agent's actual costs of providing such services, limited however to the annual amount which is capitalized as tenant allowance or construction costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fees and shall adjust the amount periodically during the year as mutually agreed upon.

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half
     (2 1/2) times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred
     incident to furnishing  such  requested services.   Owner  and Agent shall
     agree in advance as to the  hourly  base  cost  to  be  applicable for the
     specific services to  be  provided.   Such  amount  or amounts shall be
     payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.

                                    EXHIBIT B

INTENTIONALLY OMITTED


                                    EXHIBIT C

                               Leasing Guidelines




      Agent shall use a form or forms of lease; or with respect to temporary tenants and/or short term promotional activities, a form or forms of license agreement, which have been prepared and submitted to Owner for Owner's prior review and approval. Agent will negotiate and make modifications to such forms as directed by Owner, or as necessary or appropriate with respect to the needs of the particular transactions, utilizing methods and techniques consistent with prevailing practices employed in management and leasing of shopping centers.

      For all agreements, excepting license agreements for temporary tenants and/or for short term promotion activities, all essential financial and business terms and provisions of the lease or agreement, including construction and improvements of the leasehold, shall be presented for Owner's approval. Tenant-signed leases presented by Agent for Owner's review and execution shall be consistent with such terms and conditions previously approved by Owner, or with such deviations or modifications identified for Owner's review. Execution of tenant-signed leases that are presented by Agent for Owner's signature will acknowledge Owner's approval of the lease, its form, its terms and provisions.

      No lease or other agreement shall be entered into, modified, canceled or extended if the consent of any mortgagee or ground lessor is required unless such consent has been obtained. Agent will notify Owner when consent is required.


EXHIBIT 10.5 (i)

                        REAL ESTATE MANAGEMENT AGREEMENT


      THIS AGREEMENT, made as of the 18th day of November, 1997, between CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P., a Pennsylvania limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H

     In consideration of the mutual Covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:

                                    ARTICLE I

                       APPOINTMENT AND AUTHORITY OF AGENT

     1.1 Owner owns leasehold interests in certain retail properties identified on Exhibit A attached hereto and made a part hereof (the "Premises"). Owner hereby appoints Agent as the exclusive managing and renting agent for the Premises, and hereby authorizes Agent to exercise such powers with respect to the Premises as may be necessary for the performance of Agent's obligations under Article II, and Agent accepts such appointment on the terms and conditions hereinafter set forth for the term as provided in Article V. Agent shall have no right or authority, express or implied, to commit or otherwise obligate Owner in any manner whatsoever except to the extent specifically provided herein and agrees that it shall not hold itself out as having authority to act on behalf of Owner in any manner which is beyond the scope of authority granted to Agent in this Agreement.

                                   ARTICLE II

                                AGENT'S AGREEMENT

      2.1 Agent, on behalf of Owner, shall implement, or cause to be implemented, the decisions of Owner and shall conduct the ordinary and usual business affairs of Owner with respect to the management, operation and leasing of the Premises as provided in this Agreement. Agent shall at all times conform to the policies and programs established by Owner and the scope of Agent's authority shall be limited to said policies. Agent shall act in a fiduciary capacity with respect to the cash and cash equivalent assets of Owner which are within the custody or control of Agent. Agent shall deal at arm's length with all parties and shall serve Owner's interests at all times. All undertakings incurred by Agent on behalf of Owner in accordance with this Agreement shall be at the cost and expense of Owner unless otherwise provided for herein. Agent agrees to use its best efforts in the management and operation of the Premises. Agent shall perform the following duties in connection with the management and operation of the Premises:

           (a) Contract, for periods not longer than the term of Owner's leasehold estate, in the name of Owner, for gas, electricity, water and such other services as are currently being furnished to the Premises. Service contracts shall be written to include a provision allowing termination by Owner upon 30 days' notice wherever possible. All service contracts, including those in effect at the date hereof in respect of the Premises, including the terms thereof (with cancellation right, if any), the services provided thereunder and the charges called for thereby, should be detailed in the annual budget package. No such contract, other than for utilities, including water, which involves an expenditure in excess of the amount set forth in paragraph 3 of Exhibit A attached hereto shall hereinafter be entered into by Agent without the prior approval of Owner. Agent shall also perform the obligations of the Owner under any utility service agreement and any reciprocal easement agreements.

           (b) Select, employ, pay, supervise, direct and discharge all employees necessary for the proper, safe and economic operation and maintenance of the Premises, in number and at wages in accordance with industry practices and the annual budget, carry Worker's Compensation Insurance (and, when required by law, compulsory Non-Occupational Disability Insurance) covering such employees, and use reasonable care in the selection, discharge, and supervision of such employees. Agent will keep bi-weekly time sheets which shall be available for inspection by Owner. Agent shall prepare or cause to be prepared and timely filed and paid, all necessary returns, forms and payments in connection with unemployment insurance, medical and life insurance policies, pensions, withholding and social security taxes and all other taxes relating to said employees which are imposed on employees by any federal, state or municipal authority. Agent shall also provide usual management services in connection with labor relations and shall prepare, maintain and file all necessary reports with respect to the Fair Labor Standards Act and all other required statements and reports pertaining to employees at the Premises. Agent shall use its best efforts to comply with all laws and regulations and collective bargaining agreements, if any, affecting such employment. Owner shall have the right to review and approve all collective bargaining agreements which affect the Premises prior to their implementation or acceptance by Agent. Agent will be and will continue throughout the term of this Agreement to be an equal opportunity employer. All persons employed in connection with the operation and maintenance of the Premises shall be employees of Agent or employees of contractors approved by Owner to provide contract services to the Premises.

           (c) Keep the Premises in a safe, clean, rentable and sightly condition and make and contract for all repairs, alterations, replacements, and installations, do all decorating and landscaping, and purchase all supplies necessary for the proper operation and maintenance of the Premises and for the fulfillment of Owner's obligations under any lease, operating agreement or other agreement or compliance with all governmental and insurance requirements, provided that, except as provided in Section 2.5 hereof, Agent shall not make any purchase or do any work, the cost of which shall exceed the approved budget or the amount set forth in paragraph 3 of Exhibit A attached hereto, without obtaining in each instance the prior approval of Owner, except in circumstances which Agent shall deem to constitute an emergency requiring immediate action for the protection of the Premises or of tenants or other persons or to avoid the suspension of necessary services or in order to cure any violation or other condition which would subject Owner or Agent to any criminal penalty or any civil fine in excess of $5,000.00. Agent shall notify Owner immediately of the necessity for, the nature of, and the cost of, any such emergency repairs or any action to cure any such violation or other condition. Agent shall arrange for and supervise, on behalf of Owner, the performance of all alterations and other work to prepare or alter space in the Premises for occupancy by tenants thereof. If Owner shall require, Agent shall submit a list of contractors and subcontractors performing tenant work, repairs, alterations or services at the Premises under Agent's direction.

      It is understood that Agent shall not be required to undertake the making or supervision of extensive reconstruction of the Premises or any part thereof except after written agreement by the parties hereto as to any additional fee to be paid for such services.

      Owner shall receive the benefit of all discounts and rebates obtainable by Agent in its operation of the Premises. When requested by Owner, Agent agrees to obtain competitive bids for the performance of any work at the Premises, to furnish copies of such bids to Owner and to accept such bid as Owner may direct.

      If Agent desires to contract for repair, construction or other service described in this paragraph (c) (other than work done at the request of a tenant and at the tenant's sole cost and expense, hereinafter referred to as "Tenant Work") with a party with respect to which any partner or shareholder of Agent holds a beneficial interest, or with any subsidiary, affiliate or related corporation in which Agent shall have a financial interest, such interest shall be disclosed to, and approved by, Owner before such services are procured. The cost of any such services shall likewise be at competitive rates, notwithstanding that tenants of the Premises may be required to pay such costs. Agent, or a general contractor working under the supervision of Agent is authorized to make and install Tenant Work, Agent may collect from such tenant or such general contractor, for its sole account, its charge for supervisory overhead on all such Tenant Work. Agent shall hold Owner harmless from any claims which may be advanced by any such tenant in connection with Tenant Work performed by Agent or under Agent's supervision. Agent, however, shall not require any tenant to use Agent, its subsidiary, affiliate or related corporation as its general contractor to perform such Tenant Work.

           (d) Handle promptly complaints and requests from tenants and parties to reciprocal easement and/or operating agreements, notify Owner of any major complaint made by any such tenant or party and notify owner promptly (together with copies of supporting documentation) of: the receipt of any notice of violation of any governmental requirements; any known orders or requirements of insurers, insurance rating organizations, Board of Fire Underwriters or similar bodies; any known defect in the Premises; any known fire or other damage to the Premises, and, in the case of any serious fire or other serious damage to the Premises, Agent also shall immediately provide telephone notice thereof to Owner's General Insurance Office, so that an insurance adjuster can view the damage before repairs are started, and complete customary loss reports in connection with fire or other damage to the Premises.

           (e) Notify Owner's General Liability Insurance carrier and Owner promptly of any personal injury or property damage known to Agent occurring to or claimed by any tenant or third party on or with respect to the Premises and promptly forward to the carrier, completed insurance forms, any summons, subpoena, or other like legal document served upon Agent relating to actual or alleged potential liability of Owner, Agent, or the Premises, with copies to Owner of all such documents.

           (f) Advise Owner of those exceptions in leases, operating agreements and other agreements executed on or after the date hereof in which the tenants or parties to such agreements do not agree to hold Owner harmless with respect to liability from any accidents.

           (g) At the option of Owner, or as otherwise provided in the Loan Documents, as hereinafter defined, receive and collect rent and all other monies payable to Owner by all tenants and licensees in the Premises and by all other parties including department stores under ground leases and reciprocal easement agreements and tenants under leases of free-standing stores. In this connection, Agent shall calculate all amounts due to Owner from such tenants, licensees and other parties, including annual or periodic adjustments where applicable, and shall, when appropriate, submit statements or invoices to such tenants, licensees and parties. Agent shall deposit the same promptly in the bank named on Exhibit A attached hereto (the "Bank") in an account with title including a distinctive portion of Agent's name and such designation as Owner may direct (the "Bank Account"), which account shall be used exclusively for such funds. Owner's representative will be a signatory on all bank accounts maintained by Agent and such representative's signature shall be required on all checks in excess of $50,000 and for withdrawals in excess of $1,000,000 in any month. All amounts received by Agent for or on behalf of Owner shall be and remain the property of Owner. Checks may be drawn on the above-mentioned bank account only for purposes authorized under this Agreement. No funds of Agent or others shall be commingled with funds in any such bank account. Owner has the right to control the types of cash management accounts and dictate the specifics of said accounts with respect to disbursement and management of funds.

          (h) Serve notice of default upon tenants of space in the Premises and other parties which are in default in performing obligations under their leases, reciprocal easement agreements or other agreements, with copies sent simultaneously to Owner, and attempt to cause such defaults to be cured by the defaulting tenant or other party. Agent shall, subject to Owner's consent with respect to any tenant who occupies more than 1,000 square feet, utilizing counsel theretofore approved by Owner, institute all necessary legal action or proceedings for the collection of rent or other income from the Premises or the ousting or dispossessing of tenants or other persons therefrom and all other matters requiring legal attention. Agent agrees to use its best efforts to collect rent and other charges from tenants in a timely manner and to pursue Owner's legal remedies for nonpayment of same. Agent shall not terminate tenant leases in the Premises without Owner's consent. Owner reserves the right to designate or approve counsel and to control litigation of any character affecting or arising out of the operation of the Premises and the settlement of such litigation.

           (i) Bond Agent and all of Agent's employees who may handle or be responsible for monies or property of Owner with a "comprehensive 3-D" or "Commercial Blanket" bond, in an amount of $500,000.00.

           (j) Notify Owner immediately of any known fire, accident or other casualty, condemnation proceedings, rezoning or other governmental order, lawsuit or threat thereof involving the Premises; and the receipt of any notice of violations relative to the leasing, use, repair and maintenance of the Premises under governmental laws, rules, regulations, ordinances or like provisions.

           (k) If Owner so directs, make timely payment of real estate and personal property taxes and assessments levied or assessed against the Premises or personal property used in connection therewith and any other charge that may become a lien against the Premises. Owner may direct that payment of such taxes and assessments either be made to the taxing authority or to a mortgage lender holding an escrow account for such items. Agent shall participate in Owner's tax review program and check tax assessments and, when so requested, Agent shall assist Owner in its efforts to reduce such taxes. Agent shall promptly furnish Owner with copies of all assessment notices and receipt tax bills.

           (l) Promptly comply with all present and future laws, ordinances, orders, rules, regulations and requirements of all Federal, state and local governments, courts, departments, commissions, boards and offices, any national or local Board of Fire Underwriters or Insurance Services offices having jurisdiction, or any other body exercising functions similar to those of any of the foregoing ("Legal Requirements") which may be applicable to the Premises or any part thereof or to the leasing, use, repair, operation and management thereof, but only to the extent that such compliance is reasonably capable of being carried out by Agent and Agent has available the necessary funds therefor from collections or advances by Owner. Agent shall give prompt notice to Owner of any known violation or the receipt of notice of alleged violation of such laws and Agent shall not bear responsibility for failure of the Premises or the operation thereof to comply with such laws unless Agent has committed gross negligence or a willful act of omission in the performance of its obligations under this Agreement or in the performance of any other duties owed to Owner or third parties by Agent. As and when directed by Owner, Agent shall institute in its name, or in the name of Owner using counsel selected by Owner, appropriate actions or proceedings to contest any such law, ordinance, rule, regulation, order, determination or requirement.

          (m) Promote the Premises and participate as Owner's representative in any Merchant's Associations or Promotional Organizations (collectively, the "Promotional Organizations") established to promote the Premises.

           (n) Consent to and approve tenant alteration work and installations which are performed by tenants of space in the Premises and are provided for in the leases of such tenants and are within such tenant's space. Agent is authorized to approve tenant alteration work and installations not provided for in leases if (i) such alteration work and installations are made solely at the expense of the tenant, and (ii) such alteration work and installations do not affect the structural integrity or facade of any building. Agent shall periodically monitor the progress of any tenant alteration work and installations to confirm that the work is being done in a good and workmanlike manner and in substantial conformity with any plans and specifications approved by Owner or Agent, and shall notify Owner of any material deficiencies or material variations from the approved plans and specifications.

           (o) Provide, upon Owner's request in accordance with the provisions of Section 10 and Section 11 of Exhibit A, general contracting and construction management services ("Development Services") and consultation to Owner for the Premises, which shall include, without limitation, the management, supervision and administration of, and provisions for services for the improvement or expansion (and in the event of damage or condemnation, the reconstruction) of the Premises, including advice, expertise and support of Agent provided and/or retained and/or coordinated by home office and on-site personnel including, without limitation, executive personnel, design and engineering personnel, clerical personnel, legal and accounting personnel. Such personnel will perform consultation and various functions involved with Development Services including, without limitation, the following: design, planning, architectural, engineering, acquisition and negotiation, negotiations with department stores for site acquisition and operation in the Premises; permits and licenses; preopening advertising and publicity; market research, site work; negotiations with public authorities; attendance at public hearings; project management and all other activities necessary to accomplish the improvement, expansion or reconstruction of the Premises. It is understood that Development Services and consultation with Owner may or may not involve Agent's in-house personnel; by mutual agreement of Agent and Owner, outside professionals or other persons may be engaged to provide Development Services and consultation with Owner, provided that Agent agrees to require any contractor or subcontractor brought onto the Premises to have workers' compensation and employers' liability insurance in the necessity statutory amounts and comprehensive general liability insurance for at least $1,000,000.00.

           (p) If Owner so directs, pay when due (i) all debt service and other amounts due under any mortgages that encumber the Premises or any part thereof, and (ii) all rent and other charges payable under any ground lease of land included in the Premises under which Owner is the tenant and give Owner notice of the making of each payment.

          (q) Carry out and comply with, directly or through a third party, all requirements on the part of Owner under all such mortgages and ground leases, all leases of space in the Premises, all ground leases and reciprocal easement agreements with department stores and all other agreements affecting or relating to the Premises which are known or made known to Agent, including, without limitation, the furnishing of all services and utilities called for therein, but only to the extent that such requirements are at the time reasonably capable of being carried out by Agent and Agent has available the necessary funds therefor from collections or advances by Owner, provided that Agent shall promptly notify Owner if Agent cannot carry out such requirement or has insufficient funds available to do so. Agent shall notify Owner promptly of any default under any such mortgage, lease, ground lease, reciprocal easement or other agreement on the part of Owner, the tenant or other party thereto of which agent becomes aware.

          (r) Use reasonable efforts to comply with and require compliance with the requirements of leases of space in the Premises, ground leases, reciprocal easement agreements and all other agreements affecting or relating to the Premises which are known or made known to Agent on the part of Tenants, department stores and other parties thereto and enforce compliance with the rules and regulations, sign criteria and like standards for the Premises adopted by Owner from time to time.

           (s) Upon request, furnish Owner with an executed copy of each lease, lease renewal, lease amendment, service contract and other agreement entered into on or after the date of this Agreement in connection with the operation, management and leasing of the Premises, and use reasonable efforts to secure from tenants and parties to reciprocal easement agreements, and furnish to Owner, any certificates of insurance and renewals thereof required to be furnished by the terms of their leases or agreements. All such executed copies of leases shall be maintained in Agent's main office, with additional lease copies together with insurance certificates also maintained at the Agent's office at the relevant property, if any such office exists.

           (t) Inspect the Premises periodically and submit reports of findings and recommendations to Owner which shall include, without limitation, recommendations as to required repairs, replacements or maintenance. Agent shall keep and submit annual written reports of all material alterations made to the Premises, no matter by whom effected.

           (u) Erect barriers or chains for the purpose of blocking access to the common areas of and buildings included in the Premises as local law may require, or, as directed in writing by owner, in order to avoid the dedication of the same for public use and furnish appropriate evidence of same to Owner. Agent shall give any advance notice of the erection of such barriers or chains which may be required under reciprocal easement agreements or ground leases with department stores.

          (v) Use its reasonable efforts to obtain from tenants of the Premises and department stores which are parties to reciprocal easement agreements or ground leases waivers of their insurers' rights of subrogation in respect to policies of fire and extended coverage and other property damage insurance carried by them in favor of Owner, Agent and any department store or tenant for which Owner is obligated to attempt to obtain such waivers under a ground lease, reciprocal easement agreement or space lease.

          (w) Assist owner in preparing any statements required to be submitted by Owner under the terms of mortgages, ground leases, reciprocal easement agreements and leases.

            (x) Perform its duties in renting, managing, operating and maintaining the Premises applying prudent and reasonable business practices which are consistent with those followed in respect of the Premises prior to the date of this Agreement, using reasonable care and diligence in carrying out properly and efficiently its responsibilities under this Agreement. Agent shall maintain those portions of the common areas of the Premises which are Owners' obligation to maintain in a clean, safe and attractive condition, use reasonable efforts to enforce the provisions of applicable leases, ground leases and reciprocal easement agreements so as to cause tenants and department stores to maintain their premises and common areas, if any, in similar condition, arrange for necessary security for the Premises and their common areas and arrange for cleaning and snow removal for the parking areas and roadways of the Premises. Agent shall recommend to Owner from time to time such procedures with respect to the Premises as Agent may deem advisable for the more efficient and economic management and operation thereof.

           (y) Where leasing guidelines or any Legal Requirement (as defined in paragraph 2.1 (m) hereof) now or hereafter in effect require that tenant security deposits be maintained, a separate interest-bearing account for such security deposits (the "Security Deposit Account") shall be opened by Agent at a bank approved by Owner. The Security Deposit Account shall be maintained in the name of Agent in accordance with the relevant lease or Legal Requirement, as the case may be, and shall be used only for tenant security deposits. The bank shall be informed that the funds in the Security Deposit Account are held in trust for Owner. Agent shall have the authority to remit to tenants any interest to which they are entitled on their security deposit, in accordance with their leases or any Legal Requirement, but Agent shall obtain the written approval of Owner prior to the return of such deposits or any other security (including letters of credit) to any tenant when the amount, in any single instance, exceed $50,000.00.

     Owner recognizes and understands that Environmental Service (as hereinafter defined) are not actions or services that Agent is required to perform under this Agreement and Owner further recognizes and understands that Agent is not a consultant or a contractor that performs Environmental Services. Upon Owner's request, Agent agrees to obtain and coordinate for and on behalf of Owner, such Environmental Services as Owner may request or require. Owner shall reimburse Agent for its administrative costs in connection with the coordination of such Environmental Services as provided in Exhibit A, paragraph 11 of the Agreement. In addition, Owner shall reimburse Agent for the costs of outside professionals retained to perform Environmental Services. Environmental Services is defined to be those acts or actions involving the presence use, exposure, removal, restoration, or introduction of Hazardous materials (as hereinafter defined) and the investigation of and compliance with any and all applicable rules, laws, or regulations of local, state or federal authorities which apply or regulate Hazardous Materials. Hazardous Materials means any hazardous, radioactive, or toxic substance, material or waste listed in the United States Department of Transportation Hazardous Materials Table; or by the Environmental Protection Agency as hazardous substances; or such substances, materials and waste which are or become regulated under applicable local, state or federal law including materials which are petroleum products, asbestos, polychlorinated biphenyls, or designated as hazardous substances under the Clean Water Act; or defined hazardous waste under the Resource Conservation and Recovery Act; or defined as hazardous substances under the Comprehensive Environmental Response, Compensation and Inability Act.

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined in that certain Credit Agreement dated as of November 17, 1997, by and between Owner, Agent, and other borrowers, signatories thereto, as Borrowers, and General Electric Capital Corporation, as Lender, as may be amended, changed or modified from time to time), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement.

      Further, at all times during the term of this Agreement, Agent shall keep or cause to be kept insured, at Owner's cost and expense, all buildings and improvements on the Premises against loss or damage by fire, windstorm, hail, explosion, damage from aircraft and vehicles and smoke damage, and such other risks as are from time to time included in "extended coverage" endorsements in an amount sufficient to replace said improvements.

      All insurance provided for in this Section 2.2 shall be effected under valid and enforceable polices issued by insurers of recognized responsibility and shall provide respectively, for the waiver of all rights of subrogation by Owner or parties claiming through Owner against Agent and its agents and employees. Owner and Agent hereby waive all rights of recovery as against the other party hereto arising from loss or damage caused by the perils enumerated in this Section 2.2 and agree that any policies obtained with respect to such perils shall be endorsed accordingly, if such endorsements are available. Any insurance required to be maintained hereunder may be taken out under a blanket insurance policy or polices covering other properties of the insured. Any policy required by this Section 2.2 shall provide that such policy shall not be canceled without at least thirty (30) days' prior notice to Owner and Agent and, in any event, shall provide that all parties insured thereby shall receive notice no less than fifteen (15) days prior to the expiration dates of the expiring policies.

      2.3 Agent agrees to render monthly reports relating to the management and operation of the Premises for the preceding calendar month on or before the twenty-fifth (25th) day of each month in form as Owner and Agent will mutually agree. Agent agrees that Owner shall have the right to require the transfer to Owner at any time of any funds in the Bank Account considered by Owner to be in excess of an amount reasonably required by Agent for disbursement in connection with the Premises. Agent agrees to keep records with respect to the management and operation of the Premises as prescribed by owner, and to retain those records for periods specified by Owner. Owner shall have the right to inspect such records and audit the reports required by this Section during business hours for the life of this Agreement and thereafter during the period such records are to be retained pursuant to this Section. In addition, Agent agrees that such records may be examined from time to time during the period aforesaid by any of the supervisory or regulatory authorities having jurisdiction over Owner.

      2.4 Agent shall ensure such control over accounting and financial transactions as is reasonably required to protect Owner's assets from loss or diminution due to gross negligence or willful misconduct on the part of Agent's associates or employees. Losses caused by gross negligence or willful misconduct shall be borne by Agent.

      2.5 Agent shall establish and prepare, in the form authorized by Owner, with such additional changes as may be reasonably requested by Owner, operating and capital improvement budgets for the promotion, operation, repair and maintenance of the Premises for each calendar year. Preliminary and final budgets will be due 45 and 30 days, respectively, prior to commencement of the calendar year to which they relate. Such budgets shall be prepared on both an accrual basis showing a month-by-month projection of income and expenses and capital expenditures. At least 30 days prior to the end of each year, Agent shall meet with Owner to review such budgets for the subsequent year. Upon receiving Owner's approval, Agent shall use its best efforts to comply with such final budgets.

           (a) Agent shall meet with Owner on a regular basis, not less frequently than semi-annually and otherwise upon reasonable call by Owner, to review the operations of the Premises, to review and, if appropriate, revise in light of actual experience the annual operating and capital improvement budgets theretofore approved by Owner and to consider other matters which Owner may raise.

           (b) Upon approval of the operating budget by Owner, and unless and until revoked or revised by Owner, Agent shall have the right, without further consent or approval by Owner to incur and pay the operating expenses set forth in the approved operating budget, subject to paragraph 2.1(g) above.

          (c) At the request of Owner from time to time Agent shall prepare and submit to Owner (i) operating projections for the Premises for the ensuing five
(5) years, such projections to be made on a year-by-year basis and to be based on Agent's best judgment as to the future, taking into consideration known circumstances and circumstances Agent can reasonably anticipate are likely to occur, and (ii) a schedule in reasonable detail of capital improvements, repairs and replacements not provided for in the current capital improvement budget which Agent reasonably anticipates will be required or should be made in the foreseeable future, with Agent's opinion as to the relative priority and cost of each thereof.

      2.6 Agent shall also participate in Owner's property review programs to the extent requested by Owner. Such review shall include asset, investment, financial and strategy profiles in form satisfactory to Owner. Agent shall respond, within 10 days, to Owner's management evaluation reports concerning actions to be taken by Agent to correct or modify its management standards for the operations, leasing or financial services provided for the Premises. If Owner shall request that Agent's home office or regional office personnel travel to the Premises to participate in Owner's property review programs or for any other reason (unless such reason is for normal supervision), the reasonable cost of meals, travel and hotel accommodations expenses incurred by such home office personnel in connection with such travel shall be reimbursed to Agent by Owner. Agent shall, however, bear the full cost and expenses incurred by its home office or regional office personnel in connection with their travel to the Premises to the extent such travel is required by the Agent for the normal supervision of the management and leasing of the Premises.

      2.7 Agent agrees to use its best efforts to have all space within the Premises rented to desirable tenants, satisfactory to Owner, considering the nature of the Premises, and in connection therewith:

           (a) To negotiate, as the exclusive agent of Owner, all leases and renewals of leases at the appropriate time, it being understood that all inquiries to Owner with respect to leasing any portion of the Premises shall be referred to Agent. Except for license agreements for temporary tenants, all leases and renewals for lease terms in excess of one (1) year must be prepared in accordance with Exhibit C by Agent and in accordance with the annual approved budget and be submitted to Owner's representative for execution by Owner. Agent is authorized to negotiate and execute license agreements prepared in accordance with Exhibit C for temporary tenants and/or short term promotional activities. If Agent shall receive a prospective tenant reference from a property other than the Premises, which Agent or any subsidiary or affiliate manages, Agent shall promptly declare its potential conflict of interest to Owner and Owner shall determine if negotiations with such prospective tenant shall be undertaken by Agent, Owner, or a third party approved by Owner. References of prospective tenants, as well as their varying use requirements, shall be investigated carefully by Agent. Agent also is authorized to negotiate and execute on Owner's behalf lease amendments which: (i) change a Tenant's commencement date by sixty (60) days or less (or for such longer period as is approved by Owner);
(ii) change a Tenant's permitted use by allowing the sale of such additional items as are reasonably related to the Tenant's primary and principal use, provided Agent has no reason to know of any lease at the center prohibiting such use; (iii) change a tenant's marketing charge or promotional charge or advertising obligation.

      Owner acknowledges and understands that Agent manages properties for third parties. Owner further acknowledges and understands that Agent routinely and customarily negotiates tenant leases from multiple locations involving two or more properties (one or more of which may be the Premises and one or more of which may be properties owned by Agent or by others). Agent conducts such multiple location negotiations in good faith for the benefit and interests of Owner and other property owners, including Agent. Agent shall be entitled to assume that such leasing practices are approved and acceptable to Owner, unless and until Owner specifically disapproves the practice and so notifies Agent.

           (b) With Owner's prior approval, to advertise the Premises or portions thereat for rent, by means of periodicals, signs, plans, brochures and other means appropriate to the Premises. Owner acknowledges and agrees that the Premises may be included in brochures or other advertising media of Agent, which may include other properties being offered for lease by Agent.

           (c) In no event shall Agent engage or utilize the services of an outside broker in connection with any lease without Owner's prior written consent. In any case in which Owner requests or gives such consent, Agent shall cause such broker to enter into a written agreement with Owner, on terms reasonably satisfactory to Owner, with respect to such broker's commission and Owner shall be responsible for the payment of such commission pursuant to the terms of said agreement.

           (d) Agent will, in each instance, negotiate for the inclusion in all leases entered into by Owner of a provision to the effect that recourse on such obligation shall be had only against the property to which such obligation relates and no recourse shall be sought against Owner or any other person holding, directly or indirectly, a beneficial interest in the property.

           (e) Agent will, upon the request of Owner, undertake to find buyers for the sale of any of the Owner's outparcels, peripheral land or such other real estate situate upon the Premises, ("Sale Property"), and, in addition to any other compensation provided to be paid to Agent under this Agreement, Owner agrees to pay to Agent as compensation for its services hereunder, a fee at the rate specified in Paragraph 7(iii) of Exhibit "A", attached hereto. In performing its duties hereunder, Agent shall perform the following:

               (i) Submit to Owner for approval, a pricing schedule on the Sale Property;

               (ii) Upon request, submit to Owner for approval, contract form(s) to be used in the sale of the Sale Property;

                (iii) Upon request, furnish Owner with a written report regarding its progress in such sale activities;

                (iv) Negotiate on behalf of Owner, the sale of the subject Sale Property; and

               (v)  Provide legal services, limited to:

                    (a)  Preparation of the Purchase and Sale Agreement;
                    (b)  Deed and Easement(s) preparation;
                    (c)  Preparation and submittal to Owner of the Seller's
                           closing statement;
                    (d)  Preparation of closing instructions;
                    (e)  Coordination of title work;
                    (f)  Upon approval of Owner, retain local counsel,
                           whose fees will be reimbursed by Owner; and
                    (g)  Submit to Owner, for final execution, all
                           documents necessary to consummate the
                           transaction.

      Agent shall pursue these duties and obligations with diligence and in the best interests of Owner.

     2.8 Agent agrees, for itself and all persons retained or employed by Agent in performing its services, to hold in confidence and not to use or disclose to others any confidential or proprietary information of Owner heretofore or hereafter disclosed to Agent ("Confidential Information"), including, but not limited to, any data, information plans, programs, processes, costs, operations or the names of any tenants which may come within the knowledge of Agent in the performance of, or as a result of, its services, except where required by judicial or administrative order, or where Owner specifically gives Agent written authorization to disclose any of the foregoing to others or such disclosure as is required in the direct performance of Agent's duties hereunder. If Agent is required by a judicial or administrative order to disclose any Confidential Information, Agent will promptly notify Owner thereof, consult with Owner on the advisability of taking steps to resist or narrow such request and cooperate with Owner in any attempt it may make to obtain an order or other assurance that confidential treatment will be accorded to the Confidential Information disclosed.

      2.9 If at any time there shall be insufficient funds available to Agent from collections to pay any obligations of Owner required to be paid under this Agreement, Agent shall promptly notify Owner and Agent shall not be obligated to pay such obligations unless Owner furnishes Agent with funds therefor.

      2.10 Agent assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and Owner shall make no claim against Agent on account of any alleged errors of judgment made in good faith in connection with Agent's obligations hereunder and with the operation of the Premises. Agent shall not be liable to Owner or others except by reason of acts constituting willful misfeasance or gross negligence on the part of Agent, and Owner agrees to indemnify, defend and hold harmless Agent and its partners (and the shareholders, trustees and officers thereof)and employees from and against all claims, actions, causes of action, costs and expenses (including, but not limited to, reasonable attorney's fees) directly or indirectly arising from the claims of any third party, except only those claims where liability arises from acts constituting willful misfeasance or gross negligence on the part of Agent.

                                   ARTICLE III

                               OWNER'S AGREEMENTS

     3.1 Owner, at its option, may pay directly all taxes, special assessments, ground rents, insurance premiums and mortgage payments. If Owner makes such election, Agent shall advise Owner of the due dates of such taxes assessments, insurance premiums and mortgage payments.

      3.2 Owner shall bear the cost of all premiums relating to insurance procured by Agent for Owner pursuant to Section 2.2 hereof. Owner shall look solely to such insurance for indemnity against any loss or damage to the Premises and shall obtain waivers of subrogation against the Agent under such policies if available at no additional cost to Owner.

      3.3 Owner agrees to indemnify and save harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, losses and liabilities resulting from: (i) damage to property or injury to, or death of, persons from any cause whatsoever when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner in or about the Premises; (ii) claims for defamation and false arrest when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner; and (iii) claims occasioned by or in connection with or arising out of acts or omissions, other than criminal acts, of the Agent when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner (except in cases of Agent's willful misconduct or gross negligence), and to defend or cause to be defended, at no expense to Agent or such persons, any claim, action or proceeding brought against Agent or such persons or Agent and Owner, jointly or severally, arising out of the foregoing, and to hold Agent and such persons harmless from any judgment, loss or settlement on account thereof.

       Notwithstanding the foregoing, Owner shall not be responsible for indemnifying or defending Agent or such persons in respect of any matter, claim or liability in respect of which Agent is obligated to indemnify Owner as provided in the following sentence. Agent agrees to indemnify and save harmless Owner from and against all claims, losses and liabilities resulting from injury to, or death of, persons in or about the Premises or for deformation and false arrest in each case caused in whole or in part by the willful misfeasance or gross negligence of Agent, and to defend, at no expense to Owner, any claim, action or proceeding brought against Owner or Owner and Agent, jointly or severally, arising out of the foregoing, and to hold Owner harmless from any judgments, loss or settlement on account thereof.

       Notwithstanding the foregoing, Agent shall not be responsible for indemnifying or defending Owner in respect of any matter, claim or liability which is covered by any public liability insurance policies carried by Owner and under which Agent is named as an additional insured. The indemnification obligations of Owner and Agent under this Section 3.3 shall in each case be conditioned upon (a) prompt notice from the other party after such party learns of any claim or basis therefor which is covered by such indemnity, (b) such party's not taking any steps which would bar Owner or Agent, as the case may be, from obtaining recovery under applicable insurance policies or would prejudice the defense of the claim in question, and (c) such party's taking of all necessary steps which if not taken would result in Owner or Agent, as the case may be, being barred from obtaining recovery under applicable insurance policies or would prejudice the defense of the claim in question. The provisions of this
Section 3.3 shall survive the expiration or termination of this Agreement.

      3.4 Owner shall provide such office space on the Premises as may be necessary for Agent to properly perform its functions under this Agreement. Agent shall not be required to pay for utilities, telephone service or rent for the office area on the Premises occupied by Agent. Agent shall have the right to use the fixtures, furniture, furnishings and equipment, if any, which are the property of Owner in said office space. Owner shall also provide space on the Premises for use as community rooms and information and service centers where the use of such space is determined by Owner to be in the best interest of the Premises. All income derived from the utilization and/or operation of such community rooms and/or information or service centers shall belong to the Owner and all expenses relating thereto shall be borne by Owner.

      3.5 Except as otherwise provided in this Agreement, everything done by Agent in the performance of its obligations under this Agreement and all expenses incurred pursuant hereto shall be for and on behalf of Owner and for its account. Except as otherwise provided herein, all debts and liabilities incurred to third parties in the ordinary course of business of managing the Premises as provided herein are and shall be obligations of Owner, and Agent shall not be liable for any such obligations by reason of its management, supervision or operation of the Premises for Owner.

                                   ARTICLE IV

                                  COMPENSATION

      4.1 In addition to any other compensation provided to be paid to Agent under this Agreement, Owner agrees to pay to Agent as compensation for its management services hereunder, a fee at the rate specified in paragraph 5 of Exhibit A attached hereto. Said fee shall be payable monthly no later than the twenty-fifth (25th) day of the following month, and shall be based on the following components of income from the preceding calendar month determined in accordance with GAAP. It is understood that the management fee shall be calculated upon the following items: (i) minimum rents from all permanent tenants (anchor, mall shops, ground leases and all other tenants); (ii) Lease buyout income; (iii) Percentage rents in lieu of minimum rents; (iv) Percentage rents; (v) all cost recovery income (CAM, taxes, food court, security, other);
(vi) income from all temporary tenants (initial term of one year or less); (vii) income from all promotional activity; (viii) miscellaneous mall income such as payphone commissions, stroller rentals, etc. and (ix) bad debts expense related to any of the above revenue items. The following items shall not be subject to management fees: (i) business interruption insurance income; (ii) recoveries from insurance companies for casualty and other losses; (iii) payments from tenants for leasehold improvements and related services provided by Agent; (iv) payments from tenants to Merchants' Associations or to Marketing Funds; (v) tenant security deposits; (vi) straight line rental income or losses, and (vii) operating covenant and amortization (classified as a reduction of minimum rent). Agent shall withdraw said fee from the operating account for the Premises and shall account for same as provided for in Section 2.3 hereof.

      4.2 The following expenses or costs incurred by or on behalf of Agent in connection with the management and leasing of the Premises shall be the sole cost and expense of Agent and shall not be reimbursable by Owner and Agent shall indemnify Owner for such expenses and costs:

           (a) cost of gross salary and wages, payroll taxes, insurance, worker's compensation, pension benefits and any other benefits of Agent's employees, except that Owner will reimburse Agent for all costs of employees who provide either full or part time services on-site at any of the Premises. Within the category of "on-site" personnel, Agent may include the pro-rata costs for regional personnel performing required services at the Premises on a regular basis (but which personnel may share time working at other properties managed by Agent); provided, however, that the costs for any employees who are based at or work from Agent's home office shall not be included, and provided further that the pro-rata costs for any such regional personnel are included and identified as such within the annual operating budget as approved by Owner.

           (b) general accounting and reporting services, as such services are considered to be within the reasonable scope of Agent's responsibility to Owner;

           (c) costs of forms, stationery, ledgers, supplies, equipment and other "general overhead" items used in Agent's home office or regional offices;

           (d) cost or pro rata cost of telephone and general office expenses incurred in the Premises by Agent for the operation and management of properties not owned by Owner;

           (e) cost of all bonuses, incentive compensation, profit sharing, or any pay advances by Agent to Agent's employees, except such costs pertaining to employees employed by Agent in accordance with Paragraph 2.1 (b) hereof;

           (f) cost attributable to losses arising from criminal acts, gross negligence or fraud on the part of Agent or Agent's associates or employees;

           (g) cost for meals, travel and hotel accommodations for Agent's home office or regional office personnel who travel to and from the Premises, except as provided in Section 2.6;

          (h) cost of automobile purchase and/or rental, except if furnished or approved by Owner;

           (i) except as otherwise provided in Exhibit A attached hereto, expenses incurred in connection with the leasing of the Premises, it is being understood and agreed, however, that Agent shall be reimbursed for advertising expenses incurred in connection with the leasing of the Premises;

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on January 31, 1998. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent, (ii) the occurrence of an Event of Default (as defined in the Loan Documents), (iii) the failure of the Premises to meet the Net Operating Income requirements (as defined in the Loan Documents), or (iv) pursuant to the provisions of the Manager's Consent and Subordination of Management Agreement.

      5.3 It shall be an Event of Default under this Agreement on the part of Agent if Agent shall default in any material respect in performing any of its obligations under this Agreement and such default shall not be cured within 30 days after written notice thereof is given by Owner to Agent (or, if the default in question is curable but is of such nature that it cannot reasonably be completely cured within such 30-day period, if Agent does not promptly after receiving such notice commence to cure such default and thereafter proceed with reasonable diligence to complete the curing thereof within 180 days after notice is given by Owner to Agent). If an Event of Default by Agent shall occur, Owner shall have the right to terminate this Agreement by written notice given to Agent, and upon the giving of such notice this Agreement and the term hereof shall terminate without any obligation on the part of Owner to make any payments to Agent hereunder except as hereinafter provided.

      5.4 If at any time during the term of this Agreement any involuntary petition in bankruptcy or similar proceeding shall be filed against Agent seeking its reorganization, liquidation or appointment of a receiver, trustee or liquidator for it or for all or substantially all of its assets, and such petition shall not be dismissed within 90 days after the filing thereof, or if Agent shall:

          (a) apply for or consent in writing to the appointment of a receiver, trustee or liquidator of all or substantially all of its assets;

           (b) file a voluntary petition in bankruptcy or admit in writing its inability to pay its debts as they become due;

          (c)  make a general assignment for the benefit of creditors;

           (d) file a petition or an answer seeking reorganization or an arrangement with creditors or take advantage of any insolvency law; or

           (e) file an answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization or insolvency proceedings;

then upon the occurrence of any such event, Owner, at its option, may terminate this Agreement by written notice given to Agent, and upon the giving of such notice this Agreement and the term hereof shall terminate without any obligation on the part of Owner to make any payments to Agent hereunder except as hereinafter provided.

      5.5 Owner shall have the additional right to terminate this Agreement on at least 10 days' written notice to Agent, if Agent without Owner's prior written consent shall assign or attempt to assign its rights or obligations under this Agreement or subcontract (except for normal service agreements or as otherwise specified in this Agreement) any of the services to be performed by Agent. Owner shall also have the right to terminate this Agreement as to any property included within the Premises on at least 10 days' written notice to Agent if (a) such property shall be damaged or destroyed to the extent of 25% or more by fire or other casualty and Owner elects not to restore or repair such property or (b) there shall be a condemnation or deed in lieu thereof of 25% or more of such property.

      5.6 Agent acknowledges and agrees that Owner shall have the right to subordinate and/or assign this agreement in connection with the Loan Documents. Agent further agrees to execute such further instruments as Owner or Lender deems necessary to effectuate such subordination, provided that in the event Lender becomes entitled to possession of the Premises, the Lender shall be entitled, at its option, to retain Agent to manage the Premises, in which case the Agent shall be entitled to the compensation set forth in this Agreement during all periods in which Agent is providing services to the Premises for the Lender. Moreover, notwithstanding anything to the contrary contained herein, for so long as any amounts remain outstanding under the Loan Documents, (i) this Agreement and all fees payable by Owner hereunder shall be subject to and subordinate to any mortgage liens on the Premises established by the Loan Documents and (ii) Agent shall comply with any and all applicable provisions of the Loan Documents and in the event there is a conflict between the terms of this Agreement and the terms of the Loan Documents, the Loan Documents shall control.

      5.7 Upon any termination of this Agreement pursuant to the provisions of this Article V, Owner shall remain obligated to pay to Agent fees and other amounts due to Agent hereunder which accrued prior to the effective date of such termination. Nothing contained in this Section 5.7 shall be deemed to waive, affect or impair (a) Owner's rights to seek recourse against Agent for damages or other relief in the event of the termination of this Agreement by Owner pursuant to Section 5.3, 5.4 or 5.5 hereof, and (b) Agent's right to seek recourse against Owner for damages or other relief in the event of the termination of this Agreement by Agent pursuant to Section 5.2 hereof.

      5.8 Upon the expiration or earlier termination of this Agreement, Agent shall forthwith surrender and deliver to Owner any space in the Premises occupied by Agent and shall make delivery to Owner or to Owner's designee or agent, at Agent's home or regional offices or at its offices at the Premises, of the following:

           (a) a final accounting, reflecting the balance of income from and expenses of the Premises as at the date of expiration or termination of this Agreement;

           (b) any funds of Owner or tenant security or advance rent deposits, or both, held by agent with respect to the Premises; and

           (c) all Confidential Information (in whatever medium stored) and all other records, contracts, leases, ground leases, reciprocal easement agreements, receipts for deposits, unpaid bills, lease summaries, canceled checks, bank statements, paid bills and all other records, papers and documents and any microfilm and/or computer disk of any of the foregoing which relate to the Premises and the operation, maintenance, management and leasing thereof; all such data, information and documents being at all times the property of Owner.

      In addition, Agent shall furnish all such information and take all such action as Owner shall reasonably require to effectuate an orderly and systematic termination of Agent's duties and activities under this Agreement.

      5.9 This Agreement shall terminate at the election of Owner as to any of the properties set forth in Exhibit A upon thirty (30) days written notice to the Agent if such properties are sold by Owner to a non-affiliated third party purchaser or (unless the Lender shall otherwise notify the Agent in writing)
automatically if such properties were acquired on foreclosure of a mortgage encumbering all or a portion of the Premises. In the event such properties are sold by Owner to a non-affiliated third party purchaser and this Agreement is not thereby terminated by Owner, the Agent shall have the right to terminate this Agreement as to such properties upon sixty (60) days prior written notice which notice must be given within ninety (90) days after the date of such sale is consummated. If such properties are sold, Agent will not be entitled to sales commission unless the Agent has been retained by Owner pursuant to a separate commission arrangement. This Agreement shall remain in full force and effect as to all properties not terminated pursuant to this Section 5.9.

      5.10 The provisions of this Article V shall survive the expiration or termination of this Agreement.

                                   ARTICLE VI

                                   ASSIGNMENT

      6.1 Agent, except for a transfer to a "Permissible Transferee", shall not assign its rights or obligations under this Agreement, either directly or by a transfer of shares of beneficial interest or voting control either voluntarily or by operation of law. Any change other than to a "Permissible Transferee" shall constitute a breach of this Agreement by Agent and Owner may terminate this Agreement in accordance with Section 5.5 A "Permissible Transferee" shall mean any corporation, partnership, trust or other entity, more than 50% of the outstanding stock of which, or more than 50% interest in which, is owned or controlled by Agent.

      6.2 In the event of a sale or conveyance of any of the Premises, Owner shall have the right to cancel or assign this Agreement and its rights and obligations hereunder to any person or entity to whom or which Owner sells or conveys such property or properties. Upon such assignment, Owner shall be relieved of its obligations under this Agreement with respect to such property or properties that accrue from and after the date of such assignment, provided that the assignee shall assume the obligations of Owner under this Agreement and shall agree to perform and be bound by all of the terms and provisions hereof, effective from and after the date of such assignment and an executed copy of such assumption agreement shall be delivered to Agent. Agent shall not be entitled to a "termination fee" in connection with an assignment or cancellation as set forth in this Section 6.2, but otherwise shall be entitled to collect from Owner such fees and expenses, including termination and/or relocation expenses of Agent's full-time employees, if any, as Agent has earned pursuant to this Agreement prior to the date of such assignment or cancellation.

                                   ARTICLE VII

                                  MISCELLANEOUS

      7.1 Owner's representative ("Owner's Representative"), whose name and address is set forth in paragraph 2 of Exhibit A attached hereto, shall be the duly authorized representative of Owner for the purpose of this Agreement. Any statement, notice, recommendation, request, demand, consent or approval under this Agreement shall be in writing and shall be deemed given by Owner when made or given by Owner's Representative or any officer of Owner and delivered personally to an officer of Agent or mailed, addressed to Agent, at his address first above set forth. Either party may, by notice to the other, designate a different address for the receipt of the aforementioned communications and Owner may, by notice to Agent, from time to time, designate a different Owner's Representative to act as such. All communications mailed by one party to another shall be sent by first class mail, postage prepaid or Express Mail Service, or other commercial overnight delivery service, except that notices of default shall be sent by registered or certified mail, return receipt requested, postage prepaid, Express Mail Service or other commercial overnight delivery service with receipt acknowledged in writing. Communications so mailed shall be deemed given or served on the date mailed. Notwithstanding the foregoing, any notices, requests, consents, approvals and other communications, other than notices of default or approvals of annual budgets, and other communications, approvals or agreements which are required by the express terms of other provisions of this Agreement to be in writing, may be given by telegram, telephonic communication or orally in person. Agent and Owner shall furnish to the other the names and telephone numbers of one or more persons who can be reached at any time during the term of this Agreement in the event of an emergency.

     7.2 Agent shall, at its own expense, qualify to do business and obtain and maintain such licenses as may be required for the performance by Agent of its services.

      7.3 Each provision of this Agreement is intended to be severable. If any term or provision hereof shall be determined by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such provision shall be severed from this Agreement and shall not affect the validity of the remainder of this Agreement.

      7.4 In the event either of the parties hereto shall institute any action or proceeding against the other party relating to this Agreement, the unsuccessful party in such action or proceeding shall reimburse the successful party for its disbursements incurred in connection therewith and for its reasonable attorney's fees as fixed by the court.

     7.5 No consent or waiver, express or implied, by either party hereto or of any breach or default by the other party in the performance by the other of its obligations hereunder shall be valid unless in writing, and no such consent or waiver shall be deemed or construed to be a consent or waiver to or of any other breach or default in the performance by such other party of the same or any other obligations of such party hereunder. Failure on the part of either party to complain of any act or failure to act of the other party or to declare the other party in default, irrespective of how long such failure continues, shall not constitute a waiver by such party of its rights hereunder. The granting of any consent or approval in any one instance by or on behalf of Owner shall not be construed to waive or limit the need for such consent in any other or subsequent instance.

      7.6 The venue of any action or proceeding brought by either party against the other arising out of this Agreement shall be in the state or federal courts of the Commonwealth of Pennsylvania.

      7.7 This Agreement may not be changed or modified except by an agreement in writing executed by each of the parties hereto and consented to by the Lender. This Agreement constitutes all of the understandings and agreements between the parties in connection with the agency herein created.

      7.8 This Agreement shall be binding upon and inure to the benefit of the parties hereto and their permitted successors and assigns, but shall not inure to the benefit of, or be enforceable by, any other person or entity.

     7.9 Nothing contained in this Agreement shall be construed as making Owner and gent partners or joint ventures or as making either of such parties liable for the debts or obligations of the other, except as in this Agreement is expressly provided.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                         CROWN  AMERICAN ACQUISITION
                         ASSOCIATES I, L.P.
                              (Owner)
                         BY: CROWN AMERICAN ACQUISITION
                         ASSOCIATES I
                         as sole   general partner

                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:    Vice President


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:    Vice President

                                    EXHIBIT A




1.   Premises (1.1):

     a.   Valley Mall
          Hagerstown, Maryland.

2.   Name and Address of Owner's Representative (7.1):

     Frank J. Pasquerilla
     Pasquerilla Plaza
     Johnstown, PA  15907.

3. Limit of amount authorized for non-emergency purchases and repairs (2.1(a) and (c)):

     $50,000.00.

4.   Name of Banks (2.1(g)):

     PNC Bank, N.A.


5.   Management Fees (4.1):

     Owner agrees to pay Agent as compensation for its management services hereunder an amount equal to 5% of the amounts set forth in Section 4.1. Such management fee shall be payable monthly based on the income earned for the categories described in Section 4.1, computed in accordance with GAAP. Agent shall be entitled to receive the management fee on the pro rata portion of percentage rents received by Owner after the termination of this Agreement but applicable to time periods prior to the termination of this Agreement based upon the actual number of days lapsed divided by 365.
6.   Legal and Tenant Coordination Expenses:

     Owner agrees to pay Agent, to defray in-house legal expenses and tenant coordination expenses (a) with respect to each new lease and each lease renewal of mall shops and free-standing buildings (other than a lease renewal or extension resulting from the exercise of an option contained in such lease), an amount equal to the Agent's actual costs of providing such services, limited however to the annual amount which is capitalized as tenant allowance costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated fees per square foot, based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fee per square foot and shall adjust the amount periodically during the year as mutually agreed upon.

7.   Leasing and Land Sale Fees:

     (i)  Leasing Commission:

          Agent shall be entitled to commissions for leases secured, in addition to other fees and compensation provided in this Agreement, equal to the Agent's actual costs of providing leasing services related to permanent leases (those with an initial term in excess of one year), limited however to the aggregate amount which is capitalized as lease acquisition costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated fees per square foot, based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fee per square foot and shall adjust the amount periodically during the year as mutually agreed upon.

          (ii) Brokerage Commissions:

            Owner and Agent acknowledge that some leasing and land sale transactions will involve the use of an independent real estate broker or real estate sales agent, who will be paid a commission for introducing and bringing a prospective tenant or purchaser to the Premises. Agent may utilize brokers in connection with carrying out its leasing and land sale activities, and shall be reimbursed by Owner for the cost of those Brokerage Commissions in the following circumstances:

          (a) Agent was required to recognize the broker or sales agent as the representative of the prospective tenant or purchaser and was not allowed or permitted the opportunity to contact or negotiate with the tenant or purchaser except through the broker or sales agent, and this fact was disclosed to Owner.

          (b) Agent disclosed to Owner the existence of the broker or sales agent and the brokerage fee at the time the proposed leasing or land sale transaction was submitted to Owner for approval.

Except as provided in (a) and (b) above, Agent shall assume the sole cost and responsibility for broker commissions.

     (iii)     Land Sale Commission:

           For services provided pursuant to Section 2.7(e), Owner shall pay the Agent a sales commission equal to fifteen percent (15%) of the adjusted sales price ("Sales Commission"), as compensation for overhead associated with the services of certain employees of Agent. For purposes of the foregoing "adjusted sales price" shall mean the gross proceeds payable to Owner less reasonable and necessary development costs paid by Owner in connection with the transfer. One-half (1/2) of the Sales Commission shall be due and payable to Agent at the time a mutually binding Agreement of Sale with respect to any Sale Property is fully-executed, with the computation of such amount being based on the gross proceeds payable to Owner. The balance of the Sales Commission shall be paid to Agent at the time of closing of any such sale.

     8.   Excluded Services:

     Notwithstanding anything to the contrary contained herein, the parties acknowledge that it is not within the contemplation of this Agreement or the fee structure included herein that the Agent perform any services with respect to the following: any "due diligence" or similar efforts relating to any financing, refinancing or sale or disposition of the Premises; zoning compliance of the Premises; performing or supervising (including tenant room build-outs or remodeling) any extensive alteration or renovation to the Premises; asbestos and/or other environmental studies and any related abatement or remediation activities for any tenant premises, site acquisitions of additional ground for the expansion of the Premises; reconstruction after casualty or condemnation; leasing, management, or construction relating to any proposed or implemented expansion of the Premises or work generally classified as "development" work in connection with the same; renewals or renegation of leases or other agreements with department stores if such involves substantial changes from existing documents (including, without limitation, negotiation of new leases, renewal leases, operating covenants, renovation provisions, expansion rights, and like matters); or replacement of department stores tenancies. Owner shall reimburse Agent for all such services rendered equal to the Agent's actual costs of providing such services, limited however to the annual amount which is capitalized as tenant allowance or construction costs under the Owner's customary accounting practices as Agent and Owner shall mutually agree and as recorded in the Owner's audited annual financial statements. Such fees shall be payable monthly in arrears using estimated based on the estimated annual fee; the monthly estimated fees shall be adjusted to a final actual amount within 90 days after the Owner's fiscal year end. Agent and Owner shall use their best efforts to estimate the monthly fees and shall adjust the amount periodically during the year as mutually agreed upon.

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half
     (2 1/2) times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs
     incurred incident to furnishing  such  requested  services.   Owner  and
     Agent shall agree in advance as to the  hourly  base  cost  to  be
     applicable for the specific services to  be  provided.   Such amount  or
     amounts shall be payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.
                                    EXHIBIT B

INTENTIONALLY OMITTED


                                    EXHIBIT C

                               Leasing Guidelines




      Agent shall use a form or forms of lease; or with respect to temporary tenants and/or short term promotional activities, a form or forms of license agreement, which have been prepared and submitted to Owner for Owner's prior review and approval. Agent will negotiate and make modifications to such forms as directed by Owner, or as necessary or appropriate with respect to the needs of the particular transactions, utilizing methods and techniques consistent with prevailing practices employed in management and leasing of shopping centers.

      For all agreements, excepting license agreements for temporary tenants and/or for short term promotion activities, all essential financial and business terms and provisions of the lease or agreement, including construction and improvements of the leasehold, shall be presented for Owner's approval. Tenant-signed leases presented by Agent for Owner's review and execution shall be consistent with such terms and conditions previously approved by Owner, or with such deviations or modifications identified for Owner's review. Execution of tenant-signed leases that are presented by Agent for Owner's signature will acknowledge Owner's approval of the lease, its form, its terms and provisions.

      No lease or other agreement shall be entered into, modified, canceled or extended if the consent of any mortgagee or ground lessor is required unless such consent has been obtained. Agent will notify Owner when consent is required.



EXHIBIT 10.11 (a)


                                AMENDMENT TO THE
                AMENDED AND RESTATED CASH-FLOW SUPPORT AGREEMENT



      THIS AMENDMENT TO THE AMENDED AND RESTATED CASH-FLOW SUPPORT AGREEMENT, is made as of this 3rd day of December, 1997, by and between CROWN INVESTMENTS TRUST, a Delaware Business Trust (the "Supporting Party"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware Limited Partnership (the "Operating Partnership") and CROWN AMERICAN FINANCING PARTNERSHIP, a Delaware General Partnership (the
"Financing Partnership") and together with the Operating Partnership (the "Partnerships").


      WHEREAS, the Supporting Party and the Partnerships previously entered into an Amended and Restated Cash-Flow Support Agreement, dated as of the 17th day of August, 1993 ("Agreement").


      WHEREAS, the Supporting Party and the Partnerships wish to amend the Agreement in the manner and to the extent as hereinafter provided.


      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


      1. Adjustment of Obligations (Section 4 of the Agreement) shall be amended by adding the following paragraph to the end thereof:

           "b. The amount of the Quarterly Support Amount for any Guaranty Property shall be reduced by an amount equal to two and one-half percent (2 1/2) of the gross sales price upon the sale of any outparcel, peripheral land or such other real estate ("Outparcel") situate at a Guaranty Property ("Quarterly Support Amount Reduction"), for an annual maximum reduction of ten percent (10%)."


     2.   The effective date of this Amendment shall be December 3, 1997.


      3. Wilmington Trust Company is executing this Amendment to the Amended and Restated Cash-Flow Support Agreement solely in its capacity as Trustee of Crown Investments Trust and, as such, Wilmington Trust Company shall incur no personal liability in connection herewith.


      4. Except as expressly amended herein, the Agreement is hereby ratified and confirmed and the terms, conditions, agreements, obligations and provisions thereof are incorporated hereby as if fully set forth herein and the same shall continue in full force and effect.


     5. This Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, administrators, representatives, successors, and, to the extent permitted by the terms of the Agreement, their assignees.


      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and year first above written.

Address for Notices:


Pasquerilla Plaza                  CROWN INVESTMENTS TRUST
Johnstown, PA  15907
                              By:  WILMINGTON TRUST COMPANY,
Attn:Frank J. Pasquerilla          not in its individual capacity, but
                                   Solely as Trustee

                              By:  /s/ John M. Kriak
                                   Name:  John M. Kriak
                                   Title: Vice President




Pasquerilla Plaza                  CROWN AMERICAN PROPERTIES, L.P.
Johnstown, PA  15907
                              By:  CROWN AMERICAN REALTY
                                   TRUST, Sole General Partner

Attn:John M. Kriak

                              By:  /s/ John M. Kriak
                                   Name:  John M. Kriak
                                   Title: Chief Financial Officer





Pasquerilla Plaza                  CROWN AMERICAN FINANCING PARTNERSHIP
Johnstown, PA  15907
                              By:  CROWN AMERICAN FINANCING
Attn:Frank J. Pasquerilla          CORPORATION, Managing
                                   General Partner


                              By:   /s/John M. Kriak
                                    Name:  John M. Kriak
                                    Title: Chief Financial Officer




EXHIBIT 10.13

                           CROWN AMERICAN REALTY TRUST

                           1993 TRUSTEES' OPTION PLAN
                 (As amended and restated on December 30, 1997)


          The purposes of the 1993 Trustees' Option Plan (as amended and restated, the "Plan") are to provide for each Trustee of Crown American Realty Trust (the "REIT") who is not also an employee of the REIT or any of its subsidiaries (a "non-employee Trustee") to be granted stock options for the Common Shares of Beneficial Interest, par value $.01 per share, of the REIT (the "Common Shares") to promote the long-term success of the REIT by creating a long-term mutuality of interests between the non-employee Trustees and shareholders of the REIT, to provide an additional inducement for such non-employee Trustees to remain with the REIT and to provide a means through which the REIT may attract able persons to serve as Trustees of the REIT.


                                    SECTION 1
                                 Administration

          The Plan shall be administered by a Committee (the "Committee") appointed by the Board of Trustees of the REIT (the "Board") and consisting of not less than two members of the Board, each of whom at the time of appointment to the Committee and at all times during service as a member of the Committee shall be "Non-Employee Directors" as then defined under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), or any successor Rule. The Committee shall keep records of action taken at its meetings. A majority of the Committee shall constitute a quorum at any meeting, and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by all the members of the Committee, shall be the acts of the Committee.

          The Committee shall interpret the Plan and prescribe such rules, regulations and procedures in connection with the operations of the Plan as it shall deem to be necessary and advisable for the administration of the Plan consistent with the purposes of the Plan. All questions of interpretation and application of the Plan, or as to stock options granted under the Plan, shall be subject to the determination of the Committee, which shall be final and binding. No member of the Board, the Committee or the agents thereof shall be liable for any action or determination made in good faith with respect to the Plan or any transaction arising under the Plan.

          Notwithstanding the above, the selection of the Trustees to whom stock options are to be granted, the timing of such grants, the number of shares subject to any stock option, the exercise price of any stock option, the vesting or forfeiture of any stock option, the periods during which any stock option may be exercised and the term of any stock option shall be as hereinafter provided, and the Committee shall have no discretion as to such matters.


                                    SECTION 2
                         Shares Available under the Plan

          The aggregate number of shares as to which grants of stock options may be made under the Plan, effective from the date of amendment and restatement of the Plan, is 125,000 Common Shares, subject to adjustment and substitution as set forth in Section 5. If any stock option granted under the Plan is canceled by mutual consent, is forfeited or terminates or expires for any reason without having been exercised in full, the number of shares subject thereto shall again be available for purposes of the Plan. The shares which may be issued or delivered under the Plan may be either authorized but unissued shares or reacquired shares or partly each, as shall be determined from time to time by the Board. If the number of shares then remaining available for the grant of stock options is not sufficient for each non-employee Trustee entitled to receive the same to be granted an option for the number of shares, to which such non-employee Trustee is entitled (or the number of adjusted or substituted shares pursuant to Section 5), then each non-employee Trustee shall be granted an option for a number of whole shares equal to the number of shares then remaining times a percentage obtained by dividing the number of option shares to which such non-employee Trustee is entitled by the total number of option shares to be granted to all non-employee Trustees at such time, disregarding any fractions of a share. Notwithstanding anything in the Plan to the contrary, no stock option shall be granted to a non-employee Trustee that could cause the REIT to fail to qualify as a real estate investment trust for federal income tax purposes.


                                    SECTION 3
                             Grant of Stock Options

          On the date upon which a new non-employee Trustee is elected or appointed to the Board, such non-employee Trustee, and on each December 31, each non-employee Trustee then on the Board, shall automatically and without further action by the Board or the Committee be granted a "nonstatutory stock option" (i.e., a stock option which does not qualify under Sections 422 or 423 of the Internal Revenue Code of 1986 (the "Code")) to purchase 5,000 Common Shares, subject to adjustment and substitution as set forth in Section 5.


                                    SECTION 4
                      Terms and Conditions of Stock Options

          Stock options granted under the Plan shall be subject to the following terms and conditions:

          (A) The purchase price at which each stock option may be exercised (the "option price") shall be one hundred percent (100%) of the fair market value per Common Share on the date of the grant of such stock option pursuant to the Plan, determined as provided in Section 4(G).

          (B) The option price for each stock option shall be paid in full upon exercise and shall be payable in cash in United States dollars (including check, bank draft or money order), which may include cash forwarded through a broker or other agent-sponsored exercise or financing program; provided, however, that in lieu of such cash the person exercising the stock option may pay the option price in whole or in part by delivering to the REIT Common Shares having a fair market value on the date of exercise of the stock option, determined as provided in Section 4(G), equal to the option price for the shares being purchased; except that (i) any portion of the option price representing a fraction of a share shall in any event be paid in cash and (ii) no Common Shares which have been held for less than one year may be delivered in payment of the option price of a stock option. If the person exercising a stock option participates in a broker or other agent-sponsored exercise or financing program, the REIT will cooperate with all reasonable procedures of the broker or other agent to permit participation by the person exercising the stock option in the exercise or financing program. Notwithstanding any procedure of the broker or other agent-sponsored exercise or financing program, if the option price is paid in cash, the exercise of the stock option shall not be deemed to occur and no Common Shares will be issued or delivered until the REIT has received full payment in cash (including check, bank draft or money order) for the option price from the broker or other agent. The date of exercise of a stock option shall be determined under procedures established by the Committee, and as of the date of exercise the person exercising the stock option shall be considered for all purposes to be the owner of the shares with respect to which the stock option has been exercised. Payment of the option price with shares shall not increase the number of Common Shares which may be issued or delivered under the Plan as provided in Section 2.

          (C) The stock options granted under the Plan shall vest and become exercisable immediately upon grant and, subject to the terms of Section 4(E) providing for earlier termination of a stock option, no stock option shall be exercisable after the expiration of eleven years from the date of grant. A stock option to the extent exercisable at any time may be exercised in whole or in part.

          (D) No stock option shall be transferable by the grantee otherwise than by Will or, if the grantee dies intestate, by the laws of descent and distribution of the state of domicile of the grantee at the time of death. All stock options shall be exercisable during the lifetime of the grantee only by the grantee or the grantee's guardian or legal representative.

          (E) If a grantee ceases to be a Trustee of the REIT, any outstanding stock options held by the grantee shall terminate according to the following provisions:

               (i) If a grantee ceases to be a non-employee Trustee of the REIT for any reason other than death or disability, any then outstanding stock option held by such grantee shall be exercisable by the grantee at any time prior to the expiration date of such stock option or within 90 days after the date of leaving the Board, whichever is the shorter period;

               (ii) If a grantee ceases to be a non-employee Trustee due to disability (within the meaning of Section 22(e)(3) of the Code), any then outstanding stock option held by such grantee shall be exercisable by the grantee at any time prior to the expiration date of such stock option or within one year after the date of leaving the Board, whichever is the shorter period; and

               (iii) Following the death of a grantee, whether during service as a non-employee Trustee of the REIT or thereafter, any outstanding stock option held by the grantee at the time of death shall be exercisable by the person entitled to do so under the Will of the grantee, or, if the grantee shall fail to make testamentary disposition of the stock option or shall die intestate, by the legal representative of the grantee, at any time prior to one year after the date of death.

          (F) All stock options shall be confirmed by an agreement, or an amendment thereto, which shall be executed on behalf of the REIT by the Chief Executive Officer (if other than the President), the President or any Vice President and by the grantee.

          (G) Fair market value of the Common Shares shall be the mean between the following prices, as applicable, for the date as of which fair market value is to be determined as quoted in The Wall Street Journal (or in such other reliable publication as the Committee, in its discretion, may determine to rely upon): (a) if the Common Shares are listed on the New York Stock Exchange, the highest and lowest sales prices per Common Share as quoted in the NYSE-Composite Transactions listing for such date, (b) if the Common Shares are not listed on such exchange, the highest and lowest sales prices per Common Share for such date on (or on any composite index including) the principal United States securities exchange registered under the 1934 Act on which the Common Shares are listed, or (c) if the Common Shares are not listed on any such exchange, the highest and lowest sales prices per Common Share for such date on the National Association of Securities Dealers Automated Quotations System or any successor system then in use ("NASDAQ"). If there are no such sale price quotations for the date as of which fair market value is to be determined but there are such sale price quotations within a reasonable period both before and after such date, then fair market value shall be determined by taking a weighted average of the means between the highest and lowest sales prices per Common Share as so quoted on the nearest date before and the nearest date after the date as of which fair market value is to be determined. The average should be weighted inversely by the respective numbers of trading days between the selling dates and the date as of which fair market value is to be determined. If there are no such sale price quotations on or within a reasonable period both before and after the date as of which fair market value is to be determined, then fair market value of the Common Shares shall be the mean between the bona fide bid and asked prices per Common Share as so quoted for such date on NASDAQ, or if none, the weighted average of the means between such bona fide bid and asked prices on the nearest trading date before and the nearest trading date after the date as of which fair market value is to be determined, if both such dates are within a reasonable period. The average is to be determined in the manner described above in this Section 4(G). If the fair market value of the Common Shares cannot be determined on the basis previously set forth in this Section 4(G) for the date as of which fair market value is to be determined, the Committee shall in good faith determine the fair market value of the Common Shares on such date. Fair market value shall be determined without regard to any restriction other than a restriction which, by its terms, will never lapse.

          (H) The obligation of the REIT to issue or deliver Common Shares under the Plan shall be subject to (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended, with respect to such shares, if deemed necessary or appropriate by counsel for the REIT,
     (ii) the condition that the shares shall have been listed (or authorized for listing upon official notice of issuance) upon each stock exchange, if any, on which the Common Shares may then be listed and (iii) all other applicable laws, regulations, rules and orders which may then be in effect.

          Subject to the foregoing provisions of this Section 4 and the other provisions of the Plan, any stock option granted under the Plan may be subject to such restrictions and other terms and conditions, if any, as shall be determined, in its discretion, by the Committee and set forth in the agreement referred to in Section 4(F), or an amendment thereto.


                                    SECTION 5
                      Adjustment and Substitution of Shares

          If a dividend or other distribution payable in Common Shares shall be declared upon the Common Shares, the number of Common Shares set forth in
Section 2, the number of Common Shares then subject to any outstanding stock options and the number of Common Shares which may be issued or delivered under the Plan but are not then subject to outstanding stock options shall be adjusted by adding thereto the number of Common Shares which would have been distributable thereon if such shares had been outstanding on the date fixed for determining the shareholders entitled to receive such stock dividend or distribution.

          If the outstanding Common Shares shall be changed into or exchangeable for a different number or kind of shares of stock or other securities of the REIT or another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each Common Share set forth in Section 2, for each Common Share subject to any then outstanding stock option, and for each Common Share which may be issued or delivered under the Plan but which is not then subject to any outstanding stock option, the number and kind of shares of stock or other securities into which each outstanding Common Share shall be so changed or for which each such share shall be exchangeable.

          In case of any adjustment or substitution as provided for in this
Section 5, the aggregate option price for all shares subject to each then outstanding stock option prior to such adjustment or substitution shall be the aggregate option price for all shares of stock or other securities (including any fraction) to which such shares shall have been adjusted or which shall have been substituted for such shares. Any new option price per share shall be carried to at least three decimal places with the last decimal place rounded upwards to the nearest whole number.

          If the outstanding Common Shares shall be changed in value by reason of spin-off, split-off, or dividend in partial liquidation, dividend in property other than cash or extraordinary distribution to holders of the Common Shares, the Committee shall make any adjustments to any then outstanding stock option which it determines are equitably required to prevent dilution or enlargement of the rights of grantees which would otherwise result from any such transaction.

          No adjustment or substitution provided for in this Section 5 shall require the REIT to issue or deliver or sell a fraction of a share or other security. Accordingly, all fractional shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution.

          Except as provided in this Section 5, a grantee shall have no rights by reason of any issue by the REIT of stock of any class or securities convertible into stock of any class, any subdivision or consolidation of shares of stock of any class, the payments of any stock dividends or any other increase or decrease in the number of shares of stock of any class.


                                    SECTION 6
            Effect of the Plan on the Rights of REIT and Shareholders

          Nothing in the Plan, in any stock option granted under the Plan, or in any stock option agreement shall confer any right to any person to continue as a Trustee of the REIT or interfere in any way with the rights of the shareholders of the REIT or the Board to elect and remove Trustees.


                                    SECTION 7
                            Amendment and Termination

          The right to amend the Plan at any time and from time to time and the right to terminate the Plan at any time are hereby specifically reserved to the Board; provided, that no such termination shall terminate any outstanding stock options granted under the Plan; and provided, further, that no amendment of the Plan shall (a) be made without shareholder approval if shareholder approval of the amendment is at the time required for stock options under the Plan to qualify for the exemption from Section 16(b) of the 1934 Act provided by Rule 16b-3 or by the rules of the New York Stock Exchange or any other stock exchange on which the Common Shares may then be listed, (b) amend more than once every six months the provisions of the Plan relating to the selection of the Trustees to whom stock options are to be granted, the timing of such issuance or grants, the number of shares subject to any issuance or stock option, the exercise price of any stock option, the periods during which any stock option may be exercised and the term of any stock option other than to comport with changes in the Code or the rules and regulations thereunder or (c) otherwise amend the Plan in any manner that would cause stock options under the Plan not to qualify for the exemption provided by Rule 16b-3. No amendment or termination of the Plan shall, without the written consent of the holder of a stock option theretofore awarded under the Plan, adversely affect the rights of such holder with respect thereto.

          Notwithstanding anything contained in the preceding paragraph or any other provision of the Plan or any stock option agreement, the Board shall have the power to amend the Plan in any manner deemed necessary or advisable for stock options granted under the Plan to qualify for the exemption provided by Rule 16b-3 (or any successor rule relating to exemption from Section 16(b) of the 1934 Act), and any such amendment shall, to the extent deemed necessary or advisable by the Board, be applicable to any outstanding stock options theretofore granted under the Plan notwithstanding any contrary provisions contained in any stock option agreement. In the event of any such amendment to the Plan, the holder of any stock option outstanding under the Plan shall, upon request of the Committee and as a condition to the exercisability of such option, execute a conforming amendment in the form prescribed by the Committee to the stock option agreement referred to in Section 4(F) within such reasonable time as the Committee shall specify in such request.


                                    SECTION 8
                       Effective Date and Duration of Plan

          The effective date and date of adoption of the amendment and restatement of the Plan shall be December 30, 1997, the date of the amendment and restatement of the Plan by the Board. No stock option may be granted under the Plan subsequent to January 1, 2008.


EXHIBIT 21

                           CROWN AMERICAN REALTY TRUST

                  LIST OF SUBISIDIARIES AS OF DECEMBER 31, 1997

Following are the subsidiaries of Crown American Realty Trust and of Crown American Properties, L.P. as of December 31, 1997 together with their ownership interests as of that date.

Crown American Realty Trust:
   Subsidiary:                                              Ownership Interest
Crown American Properties, L.P.                           73.72% common interest
                                                      100.00% preferred interest
     Crown American Financing Corporation                     100.00%
     Crown Wyoming Associates                                 100.00%
     Crown Lycoming Service Associates                        100.00%
     Crown American WL Associates                             100.00%
     Crown American Acquisition Associates I                  100.00%
     Crown American Acquisition Associates II                 100.00%
     Crown American Acquisition Associates III                100.00%
     Crown American Acquisition Associates IV                 100.00%
     Crown American Acquisition Associates V                  100.00%
     Crown American Acquisition Associates VI                 100.00%
     Crown American Acquisition Associates VII                100.00%
     Crown American Acquisition Associates VIII               100.00%
     Crown American Acquisition Associates IX                 100.00%
     Crown American Acquisition Associates X                  100.00%

Crown American Properties, L.P.
   Subsidiary                                               Ownership Interest
     Crown American Financing Partnership                     99.5% *
     Crown Wyoming Associates                                 99.5% *
     Crown American WL Associates, L.P.                       99.5% *
     Crown American Acquisition Associates I, L.P.            99.5% *
     Crown American Acquisition Associates II, L.P.           99.5% *
     Crown American Acquisition Associates III, L.P.          99.5% *
     Crown American Acquisition Associates IV, L.P.           99.5% *
     Crown American Acquisition Associates V, L.P.            99.5% *
     Crown American Acquisition Associates VI, L.P.           99.5% *
     Crown American Acquisition Associates VII, L.P.          99.5% *
     Crown American Acquisition Associates VIII, L.P.         99.5% *
     Crown American Acquisition Associates IX, L.P.           99.5% *
     Crown American Acquisition Associates X, L.P.            99.5% *

     * The remaining 0.5% interest in each of these entities is held by Crown American Realty Trust or by one of its wholly-owned subsidiaries.


EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 25, 1998, included in the Crown American Realty Trust 1997 Form 10-K, into Crown American Realty Trust's previously filed Registration Statements on Form S-3 dated August 18, 1994, Form S-3 dated May 4, 1995 and Form S-3 dated June 27, 1997.


                                        /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 6, 1998


EXHIBIT 24

                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Clifford A. Barton, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 25, 1998                       /s/ Clifford A. Barton
Date                                    (Name) Clifford A. Barton

                                        Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Donald F. Mazziotti, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


February 25, 1998                       /s/ Donald F. Mazziotti
Date                                    (Name) Donald F. Mazziotti

                                        Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Zachary L. Solomon, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 25, 1998                       /s/ Zachary L. Solomon
Date                                    (Name) Zachary L. Solomon

                                        Title: Trustee




                                POWER OF ATTORNEY


           KNOW ALL MEN BY THESE PRESENTS, that Margaret T. Monaco, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for her and in her name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes ass he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


February 25, 1998                       /s/ Margaret T. Monaco
Date                                    (Name) Margaret T. Monaco

                                        Title: Trustee



EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Frank Pasquerilla   814-535-9347
                              Mark Pasquerilla    814-535-9364
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Wednesday, February 25, 1998


                         CROWN AMERICAN REALTY TRUST LED
          ENCLOSED MALL PEER GROUP IN TOTAL 1997 SHAREHOLDER RETURNS

           FOURTH QUARTER CORE MALL OPERATING RESULTS ROSE 8.6 PERCENT


     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the fourth quarter and for the year ended December 31, 1997. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                         _______________________________

     "Total leasing results for 1997 were a Company record with 748,000 square feet of mall shop space leased" stated Crown American Realty Trust President, Mark E. Pasquerilla. "Our strong leasing performance, our successful preferred share offering completed in July, the 1.2 million common share buyback program, and the new financial partnership with GECC all contributed to investor confidence in Crown's long-term prospects. The result was 34.8% in total shareholder return for 1997, the highest in the enclosed mall peer group."

     Pasquerilla continued, "FFO (Funds From Operations) contributed from our `core' mall operations was up 8.6 percent in the fourth quarter and 3.4 percent for the full year compared to the corresponding periods of 1996. Core mall operations include minimum, percentage and straight-line rents, net mall operating costs (after tenant recoveries), temporary and promotional leasing, and miscellaneous mall and net utility income. Fourth quarter results were further enhanced by the acquisition of Valley Mall in Hagerstown, Maryland, in mid-November."

     "FFO per share for the fourth quarter of 1997 was $0.36, which slightly exceeded analysts' expectations. This compares to $0.37 per share for the fourth quarter of 1996. This $0.01 per share decline was caused by high non-recurring lease buyout income in the fourth quarter of 1996 and the temporary dilutive impact of the July 1997 preferred share offering completed in July 1997, which offset the positive mall operating results."

     "The fundamental operating trends in the portfolio continue to be positive," Pasquerilla continued. "Comparable small shop sales increased by 5.1 percent. Annualized revenues from new and renewal signed small shop leases during 1997 were $14.9 million, 75 percent higher than 1996. Also, in 1997, we signed theater and freestanding leases having annual revenues of $2.7 million. Based on these trends, we expect modest growth in FFO per share in 1998 compared to 1997. The 1998 FFO growth should be concentrated in the second half when many of the new tenants open their stores. The expected increase in 1998 FFO should be the first increase we have had during the last three years when our malls have been undergoing a positive transformation of anchor enhancements and improved quality of mall shop tenants."

     Pasquerilla concluded, "Management continues to focus on the positive transformation of its existing portfolio. The positive momentum that we have achieved is expediting the attainment of our internal growth objectives - to increase mall shop occupancy while increasing average base rents. Mall shop occupancy increased in 1997 and is expected to increase again in 1998. With the completion of the preferred share offering in July of this year, the Company has reduced its debt leverage. The new partnership with GECC provided the company with $150 million in credit lines for acquisitions and general working capital purposes, thus positioning the Company to pursue additional external growth opportunities. We have already completed one accretive mall acquisition and are actively pursuing other mall acquisitions. In addition, we are working on a planned early refinancing of our $280 million REMIC and other debt in mid-1998 to take advantage of the favorable rate environment and to provide further financial flexibility and funds for future expansions and acquisitions."

                              Dividend Information

     The Board of Trustees declared regular quarterly dividends of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable March 20, 1998 to shareholders of record on March 9, 1998.

                     Financial Information - Fourth Quarter

     For the quarter ended December 31, 1997, the Company reports that Funds from Operations (FFO) allocable to common shares was $9.5 million, or $0.36 per common share, compared with $10.3 million, or $0.37 per common share, for the fourth quarter of 1996. During the fourth quarter, FFO from core mall operations, excluding the recently acquired Valley Mall, increased by $0.06 per share. This increase was offset by $0.03 in lower lease buyout income, $0.02 in higher net general and administrative expenses, $0.01 per share in lower gain on outparcel land sales, $0.01 per share in higher cash flow support, and $0.02 from the various temporary net dilutive effects of the preferred share offering completed in July 1997. The $0.02 per share net dilutive impact of the preferred reflects the $3.4 million in preferred dividends, offset by $1.6 million lower interest expense from the $58.3 million in debt paid-down from the preferred share proceeds and from interest income on temporary short-term investments, mitigated by $0.5 million contribution from Valley Mall purchased with preferred share proceeds and by lower average common shares outstanding due to the common share buyback program also funded from the preferred share proceeds. Through December 31, 1997, the Company had acquired 1.25 million common shares under the previously announced buyback program; the Board of Trustees has authorized the repurchase of up to 2.5 million common shares.

     Total revenues for the fourth quarter were $38.4 million, as compared to $37.8 for the fourth quarter of 1996. This $0.6 million increase is primarily due to $0.7 million higher mall shop base and percentage rents, $0.3 million in higher temporary and seasonal leasing income, $0.7 million in total revenues from Valley Mall, offset by $1.0 million in lower lease buyout income (included in minimum rent) and $0.1 million in lower anchor base and percentage rents.

     For the fourth quarter of 1997, the Company achieved net income of $3.5 million. After deducting preferred dividends, there was $0.1 million net income allocable to common shares, or $0.00 per share. This compares to $2.4 million net income allocable to common shares, or $0.09 per share, in the fourth quarter of 1996.

                      Financial Information - Twelve Months

     For the year ended December 31, 1997, FFO allocable to common shares was $31.2 million or $1.15 per common share, compared to $36.1 million, or $1.31 per common share, in 1996. FFO per share from core mall operations was $0.08 higher than 1996. However, this increase was offset by $0.06 from the various temporary net dilutive effects of the July 1997 preferred share offering, $0.06 from lower lease buyout income, $0.06 from lower gain on outparcel land sales, and $0.06 from a combination of higher net general and administrative expenses, higher interest expense, higher earned cash flow support, lower fee income, and lower business interruption insurance income.

     Total 1997 revenues were $131.0 million compared to $134.0 million in 1996. Contributing to the decrease in revenues were: $0.8 million lower business interruption insurance, $0.6 lower cost recovery income due to lower recoverable costs at the properties, $2.3 million lower lease buyout income due mainly to two Kmart anchor lease buyouts in the third and fourth quarters of 1996, $0.2 million lower small shop base and percentage rents due to lower occupancy earlier in the year partially offset by higher average base rent per foot, $0.8 million lower anchor base and percentage rents from higher anchor vacancies in 1997, and $0.4 million lower fees and commissions from sales of non-Company properties (included in miscellaneous income). Offsetting these decreases were:
$0.8 million in higher temporary and promotional income, $0.2 million higher net utility income, $0.5 million higher straight-line rental income, and $0.7 million in revenues from Valley Mall purchased in mid November 1997. Of the total $3.0 million decrease in revenues for 1997, $2.5 million occurred in the first six months.

     For the year ended December 31, 1997, the Company had net income of $1.9 million. After deducting preferred dividends, there was a net loss allocable to common shares of $4.7 million, or $0.17 per common share, compared to $5.8 million net income, or $0.21 per common share, for 1996.

                              Operating Information

     The following operating information excludes the effects of Valley Mall which was acquired by the Company in mid-November 1997.

     During the fourth quarter of 1997, leases for 143,000 square feet of mall shops were signed resulting in $3.3 million in annual base rental income. This compares to 91,000 square feet for $1.8 million during the same period in 1996. A total of 74 leases were signed, which included 24 renewals and 50 new leases. The average rent for leases signed in the fourth quarter was $23.15 per square foot, including $25.33 for new leases and $19.46 for renewals.

     For all of 1997, leases for 748,000 square feet of mall shops were signed for $14.9 million in annual base rental income. A total of 371 leases were signed, including 170 renewals and 201 new leases. Average rent per square foot for 1997 was $19.98, which includes $22.47 per square foot for new space and $17.52 per square foot for renewals. The $22.47 average base rent on all new leases in 1997 was 94% higher than the average base rent for all tenants that closed in 1997.

     The average base rent of the portfolio as of December 31, 1997 was $16.82 per square foot. This is a six- percent increase from $15.85 per square foot as of December 31, 1996, and the 17th consecutive quarter that average base rent has increased.

     Overall, mall shop occupancy was 79 percent as of December 31, 1997, a three percent increase from 76 percent as of December 31, 1996. The 79 percent excludes Valley Mall which was acquired in November 1997.

     Mall shop comparable sales for 1997 were $228 per square foot.  This is a
5.1 percent increase over the $217 per square foot reported for 1996 and considerably higher than the 1.5 percent increase for the country as reported by the International Council of Shopping Centers (ICSC).

     Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.4 percent as of December 31, 1997, as compared to 10.6 percent as of December 31, 1996. This is the lowest level since the Company's August 1993 IPO and is a positive indicator of the affordability of Crown malls for specialty retailers.

     Seasonal and promotional leasing income for 1997 amounted to $9.2 million, a 9.5 percent increase over the $8.4 million recorded in 1996.

                                   Acquisition

     In November 1997 the Company acquired the 665,000 square foot Valley Mall in Hagerstown, Maryland. The $32 million transaction is immediately accretive to FFO and was funded in cash from proceeds of the preferred share offering.
The purchase also included 31 acres of land adjacent to the mall for future expansion. The mall is currently anchored by JCPenney and The Bon-Ton who lease their facilities and Montgomery Ward who owns its location. Valley Mall opened in 1974 and was extensively renovated in 1995.

                             Expansions/Renovations

     In August, the 2 1/2-year expansion and reconstruction of Logan Valley Mall (Altoona, Pa.) was completed. The mall had been damaged in a December 1994 fire. The project, whose total cost approximates $68 million, included expanding a new Kaufmann's location, expanding and renovating Sears, relocating JCPenney into a new location, building a new eight-screen theater complex, building a new two-story mall shop area and completely renovating the existing mall. The mall was also completely remerchandised and currently has mall shop sales trending toward $300 per square foot with occupancy expected to approach 90 percent this Spring.

     A $1.5 million interior renovation at Capital City Mall (Harrisburg, Pa.) was completed in November. The project included adding skylights and new ceiling treatments to the common area and food court.

     In April, a $4 million renovation was completed at Shenango Valley Mall (Sharon, Pa.), which included skylights, new ceiling treatments, exterior enhancements and parking lot improvements.

     Work is underway for a major expansion at Patrick Henry Mall (Newport News, Va.). Belk Stores has begun a major 35,000 square foot expansion of its facility while The May Department Stores Company is adding a new 140,000 square foot Hecht's department store. Both department stores will be responsible for the costs of their own construction. In addition, Dillards will be replacing the Proffitt's department store and will be opening this Spring. Crown American will also be adding 29,102 square feet of new mall shop space. The project is expected to be completed this Fall.

New Department Stores

     In 1997, Crown American added three new JCPenney department stores to the portfolio. They include:

          A 145,000 square foot JCPenney opened in January at Logan Valley Mall (Altoona, Pa.), replacing the former store that was converted into mall shop space.

          A 101,000 square foot JCPenney replaced Leggett's at Francis Scott Key Mall (Frederick, Md.) in March.

          At Chambersburg Mall (Chambersburg, Pa.) a 60,000 square foot JCPenney replaced Hess's/Bon-Ton in March.

     Wal-Mart is more than doubling its size at Martinsburg Mall (Martinsburg, WV). The existing 90,000 square foot store will grow to a 204,000 square foot Wal-Mart super-center. Wal-Mart is primarily responsible for the construction costs of this project.

     Construction is underway at Nittany Mall (State College, Pa.) where The May Department Stores Company is building a 95,000 square foot Kaufmann's department store that will open in November 1998. The project also includes relocating the Sears Auto Center.

                    Multi-Screen Theater and Other Additions

     At West Manchester Mall (York, Pa.) construction is continuing on the addition of a 13 screen Regal Cinema. The 43,400 square foot theater is expected to open this Summer.


     Construction is continuing at Oak Ridge Mall (Oak Ridge, Tenn.) where Goody's is relocating from an adjacent strip center outside the mall to a 22,000 square foot location inside the mall. Goody's is being relocated in order to build a new 14-screen 50,000 square foot Cinemark theater.

     At Uniontown Mall (Uniontown, Pa.) Teletech Holdings, Inc. has signed a lease to occupy a 65,000 square foot customer call center in the space that formerly housed the Hess's/Bon-Ton department store. Teletech will begin operations this Spring and will employ 600 people.

               ___________________________________________________

     Certain preceding quotations contain forward looking statements that involve risk and uncertainties, including overall economic conditions, the impact of competition consumer buying trends, weather patterns and other factors.

     Crown American Realty Trust is the managing general partner and majority owner of Crown American Properties, L.P. (the "Operating Partnership") and Crown American Properties, L.P. is general partner of Crown American Financing Partnership and other partnerships, which own, acquire, operate and develop regional shopping malls. Currently, the Crown American portfolio consists of 26 regional shopping malls in Pennsylvania, Maryland, Virginia, West Virginia, New Jersey, Tennessee and Georgia.

     Selected financial data follows for Crown American Realty Trust for the three and twelve months ended December 31, 1997. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.


EXHIBIT 99 (b)




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1997
OTHER FINANCIAL AND OPERATIONAL DATA (unaudited)

                                        Three Months Ended      Year Ended
                                              Dec. 31,           Dec. 31,
FINANCIAL AND ANALYTICAL                   1997 vs. 1996       1997 vs. 1996
DATA:

(inthousands, except as noted)

Total FFO - Incr (decr) -  1997          $ 000     $ per     $ 000     $ per
compared to 1996:                                   share               share
Base and percentage rents from anchors $    511   $ 0.014  $ (1,003) $  (0.027)
and mall shops
Temporary and promotional leasing           304     0.008        807     0.022
income
Mall operating costs, net of tenant       1,062     0.029      2,530     0.068
recovery income
Utility income, miscellaneous mall          116     0.003        103     0.003
income, equity in joint venture
Straight line rental income                 145     0.004        532     0.014
Core mall operations--same properties     2,138     0.058      2,969     0.080
Impact of Valley Mall                       527     0.014        527     0.014
Core mall operations--all properties      2,665     0.072      3,496     0.094

Lease buyout income                       (967)   (0.026)    (2,297)   (0.062)
Business interruption insurance from          0     0.000      (830)   (0.022)
Logan Valley Fire
Property admin. and general & admin.      (823)   (0.023)      (836)   (0.023)
expenses; other
Cash flow support earned                    311     0.009        844     0.023
Interest expense, before impact from         63     0.002      (622)   (0.017)
preferred shares
Impact of preferred shares on net         1,576     0.044      3,296     0.089
interest expense
Gain on sale of outparcel land            (387)   (0.010)    (2,374)   (0.064)
Fee income on sales of non-company         (38)   (0.001)      (388)   (0.010)
properties
Impact on per share amount from common              0.015                0.020
share repurchases
Change in FFO before preferred div's      2,400     0.082        289     0.028
and
minority interest
Allocation to preferred shareholders    (3,438)   (0.096)    (6,646)   (0.182)
(preferred dividends)
Allocation to minority interest in          222     0.000      1,477     0.000
Operating Partnership
Rounding to whole cents                             0.004              (0.006)
Change in FFO allocable to common      $  (816) $ (0.010)  $ (4,880) $ (0.160)
shareholders

                                       Three Months Ended      Year Ended
                                            Dec. 31,             Dec. 31,
                                         1997      1996       1997     1996
Funds from Operations ($000 except per
share data):
Net income (loss)                      $  3,524  $  2,363   $  1,907  $  5,807
Adjustments:
Minority Interest in Operating               23       806    (1,644)     1,979
Partnership
Gain on asset sales                                                    (2,351)
Depreciation and amortization -          10,163     9,420     39,682    36,678
real estate
Operating covenant amortization             657       657      2,630     2,630
Cash flow support amounts                   991       680      3,733     2,889
Extraordinary loss on early                 968                2,331       718
extinguishment of debt
FFO before allocations to minority       16,326    13,926     48,639    48,350
interest and preferred shares
Less preferred share dividends          (3,438)              (6,646)
Less portion of FFO allocable to        (3,366)   (3,588)   (10,810)  (12,287)
minority interest
FFO allocable to common shares         $  9,522  $  10,338  $ 31,183  $ 36,063
FFO per common share                   $   0.36  $    0.37  $   1.15  $   1.31

Average shares outstanding during the    26,519    27,576     27,228    27,515
period
Shares outstanding at period end         26,475    27,613     26,475    27,613

Avg. partnership units and shares        35,958    37,020     36,667    36,956
outstanding during the period
Partnership units and shares             35,914    37,052     35,914    37,052
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents    $   5,575  $  5,603   $ 22,213  $ 22,624
Mall shops - contractual or base rents   15,715    14,830     59,648    59,885
Straight line rental income                 152       (7)         89     (457)
Ground lease - contractual or base          414       385      1,542     1,540
rents
Lease buyout income                                   967        182     2,479
Operating covenant amortization           (657)     (657)    (2,630)   (2,630)
Total minimum rents                   $  21,199  $ 21,121   $ 81,044  $ 83,441
Components of Percentage Rents:
Anchors                               $   1,437  $  1,483   $  3,454  $  3,763
Mall shops and ground leases              1,209     1,126      3,090     2,726
Net                                   $   2,646  $  2,609   $  6,544  $  6,489






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1997
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                       Three Months Ended    Year Ended
                                            Dec. 31,           Dec. 31,
                                        1997      1996      1997      1996
                                          (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land)
before interest, taxes and all        $ 25,657  $  25,253   $ 88,028  $ 91,514
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end         $400,054  $ 395,771   $400,054  $395,771
Variable rate debt at period end       141,659    173,014    141,659   173,014
Total debt at period end              $541,713  $ 568,785   $541,713  $568,785

Weighted avg. interest rate on fixed     7.7 %      7.8 %      7.7 %     7.9 %
rate debt for the period
Weighted avg. interest rate on           7.7 %      7.7 %      7.9 %     7.9 %
variable rate debt for the period

Total interest expense for period     $ 10,199  $  11,838   $ 42,663  $ 45,337
Amort. of deferred debt cost for           813        774      3,311     3,857
period (incl. in interest exp)
Capitalized interest costs during          481        671      2,463     2,943
period

Capital Expenditures Incurred:

Allowances for anchors tenants        $     90  $   1,719   $  3,063  $  5,162
Allowances for mall shop tenants         3,901      1,320      8,615     7,326
Leasing costs and commissions              246        691      2,398     2,160
Expansions and major renovations,        7,833      6,241     25,076    36,834
including escrow deposits
Acquired properties                     31,981                31,981
All other capital expenditures             479        631      1,724     1,766
(included in Other Assets)
Total Capital Expenditures during     $ 44,530  $  10,602   $ 72,857  $ 53,248
the period

OPERATING DATA:

Mall shop GLA at period end
(000 sq. ft)                                                   5,539     5,355

Occupancy percentage at period end                            79.0 %    76.0 %

Comp. Store Mall shop sales - 12                            $ 228.17  $ 216.90
months ( $ per sq. ft.)

Mall shop occupancy cost percentage                           10.4 %    10.6 %
at period end

Average mall shop base rent at                              $  16.82  $  15.85
period end ($ per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                 90         24        372       244
New leases - $ per sq. ft.            $  25.33  $   33.01   $  22.47  $  21.62
Number of new leases signed.                50         27        201       143

Renewal leases - sq. feet (000)             53         67        376       179
Renewal leases - $ per sq. ft.        $  19.46  $   15.65   $  17.52  $  18.10
Number of renewal leases signed.            24         30        170       104

Tenant Allowances for leases signed
during the period:
First Generation Space - per sq. ft.  $  16.40  $    9.04   $  32.09  $  30.82
Second Generation Space - per sq.     $  13.52  $    2.32   $   7.89  $   9.14
ft.
Leases Signed during the period by:
First Generation Space - sq. feet           20          5         95        70
(000)
Second Generation Space - sq. feet         123         86        653       353
(000)






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE YEAR ENDED DECEMBER 31, 1997


                                 PERCENT  TOTAL
                                 OF       NUMBER
                                 TOTAL    STORES  SQ FT
TENANT                     NOTES REVENUES OF      OCCUPIED


SEARS, ROEBUCK AND CO.             7.5%   19    1,920,461
J C PENNEY INC.            (1)     5.2%   26    1,696,906
THE BON-TON                        3.4%   17    1,182,922
MAY DEPARTMENT STORES CO.  (2)     1.9%   8       991,380
VALUE CITY DEPARTMENT              1.5%   6       441,665
STORES
THE LIMITED STORES INC.    (3)     4.6%   51      382,640
PROFFITTS, INC.                    0.9%   5       318,989
WAL-MART STORES                    1.3%   3       302,204
K-MART CORPORATION                 1.0%   3       259,517
F.W. WOOLWORTH             (4)     3.8%   78      249,466
CHARMING SHOPS                     1.7%   22      193,843
SHOE SHOW OF ROCKY MT.             1.4%   22       95,824
INC.
HALLMARK-OWNED STORES              1.6%   26       92,794
DEB SHOPS, INC.                    1.1%   15       91,447
INTIMATE BRANDS, INC.      (5)     1.5%   27       85,462
WALDEN BOOK CO., INC.              1.5%   21       75,509
THE WALL MUSIC INC.                1.5%   20       73,903
PAYLESS SHOESOURCE INC.            1.2%   22       72,222
CONSOLIDATED STORES        (6)     1.3%   22       71,247
TANDY CORPORATION                  1.0%   25       61,746
MORAY INC.                 (7)     0.9%   15       58,164
DOLLAR TREE                (8)     0.7%   17       42,236
THE GAP                            0.9%   10       41,236
GENERAL NUTRITION INC.             0.8%   23       35,312
STERLING                           0.8%   18       20,061

TOTALS                            49.0%         8,857,156


Notes:
(1)   Includes 18 J.C. Penney department stores and 8 Eckerd stores.
(2)   May Co. owns 5 of 8 stores totaling 619,101 square feet.
(3) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(4)   Includes Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker,
      Champs, and Northern Reflections.
(5)   Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(6)   Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.
(7)   Operates as B. Moss
(8)   Includes Only One Dollar and Dollar Tree stores.






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations

                                          Three Months       Twelve Months
                                         Ended Dec. 31,      Ended Dec. 31,
                                         1997      1996      1997      1996
                                           (Unaudited)
                                         (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                         $  21,199  $  21,121  $  81,044  $   83,441
Percentage rent                          2,646      2,609      6,544       6,489
Property operating cost recoveries       9,029      9,098     30,513      30,975
Temporary and promotional leasing        4,437      4,039      9,312       8,411
Net utility income                         792        725      2,806       2,559
Business interruption insurance                                              830
Miscellaneous income                       291        240        775       1,267
Net                                     38,394     37,832    130,994     133,972
Property operating costs:
Recoverable operating costs             10,931     11,604     39,467      41,324
Property administrative costs              823        556      2,349       2,068
Other operating costs                      582      1,007      1,963       3,065
Depreciation and amortization            9,781      9,016     38,311      35,315
Net                                     22,117     22,183     82,090      81,772
Net                                     16,277     15,649     48,904      52,200
Other expenses:
General and administrative               1,646      1,112      4,698       4,135
Interest                                10,199     11,838     42,663      45,337
Net                                     11,845     12,950     47,361      49,472
Net                                      4,432      2,699      1,543       2,728
Property sales and adjustments:
Gain on asset sales                                                        2,351
Gain on sale of outparcel land              83        470      1,051       3,425
Net                                         83        470      1,051       5,776
Income before extraordinary items
and minority interest                    4,515      3,169      2,594       8,504
Extraordinary loss on early
extinguishment
of debt                                  (968)               (2,331)       (718)
Income before minority interest in
Operating Partnership                    3,547      3,169        263       7,786
Minority interest in (income) loss
of Operating Partnership                  (23)      (806)      1,644     (1,979)
Net income                               3,524      2,363      1,907       5,807
Dividends on preferred shareholders    (3,438)               (6,646)
Net income (loss) applicable to
common shareholders                  $      86  $   2,363  $ (4,739)  $    5,807

Per common share information:
Basic EPS:
Income (loss) before extraordinary   $    0.03  $    0.09  $  (0.11)  $     0.23
items
Net income (loss)                    $    0.00  $    0.09  $  (0.17)  $     0.21

Weighted average shares outstanding     26,505     27,576     27,228      27,515
(000)

Diluted EPS:
Income (loss) before extraordinary   $    0.03  $    0.09  $  (0.11)  $     0.23
items
Net income (loss)                    $    0.00  $    0.09  $  (0.17)  $     0.21

Weighted average shares outstanding     26,505     27,576     27,228      27,515
(000)






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                          December 31,
                                                        1997           1996
                                                  (in thousands, except share
                                                      and per share data)

Assets

Income-producing properties:
Land                                               $   132,055      $ 120,999
Buildings and improvements                             852,674        798,470
Deferred leasing and other charges                      39,912         41,223
Net                                                  1,024,641        960,692
Accumulated depreciation and amortization            (315,125)      (281,478)
Net                                                    709,516        679,214

Investment in joint venture                              5,808          5,799
Cash and cash equivalents                                9,472          6,746
Tenant and other receivables                            16,986         16,516
Deferred charges and other assets                       44,167         32,363
Net                                                $   785,949      $ 740,638


Liabilities and Shareholders' Equity

Debt on income-producing properties                $   541,713      $ 568,785
Accounts payable and other liabilities                  29,132         32,201
Net                                                    570,845        600,986

Minority interest in Operating Partnership              25,334         35,576

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,727,212 and
27,612,756 shares issued at December 31, 1997
and 1996, respectively                                     277            276
Additional paid-in capital                             308,571        184,205
Accumulated deficit                                  (106,881)       (80,405)
Net                                                    201,992        104,076
Less common shares held in treasury at cost;
1,251,898 and 0 shares at December 31, 1997
and 1996, respectively                                (12,222)
Net                                                    189,770        104,076
Net                                                $   785,949      $ 740,638






SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows


                                                         Year Ended December 31,
                                                           1997            1996
                                                              (in thousands)
Cash flows from operating activities:
Net income                                              $   1,907     $    5,807
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership                (1,644)          1,979
Gain on asset sales                                                      (2,351)
Equity earnings in joint venture                            (528)          (575)
Depreciation and amortization                              45,886         43,713
Extraordinary loss on early extinguishment of debt          2,331            718
Net changes in:
Tenant and other receivables                                  520        (1,386)
Deferred charges and other assets                         (7,857)          1,309
Accounts payable and other liabilities                    (1,868)        (4,366)
Net cash provided by operating activities                  38,747         44,848

Cash flows from investing activities:
Investment in income properties                          (39,152)       (51,482)
Acquisitions of enclosed malls                           (31,981)
                                                                               -
Distributions from joint venture                              150            300
Proceeds from asset sales                                                  9,452
Net cash (used in) investing activities                  (70,983)       (41,730)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred shares     118,671
                                                                               -
Net proceeds from sale of common shares and from              921         1,257
dividend reinvestment plan
Proceeds from issuance or assumption of debt, net of      231,723         88,499
deposits
Cost of issuance of debt                                  (4,774)        (1,804)
Debt repayments                                         (265,002)       (60,796)
Dividends and distributions paid on common shares and    (29,287)       (29,564)
partnership units
Dividends paid on senior preferred shares
                                                          (5,921)              -
Buyback of treasury stock
                                                         (12,222)              -
Cash flow support payments
                                                              853              -
Net cash (used in) provided by financing activities        34,962        (2,408)

Net increase in cash and cash equivalents                   2,726            710

Cash and cash equivalents, beginning of period              6,746          6,036

Cash and cash equivalents, end of period                $   9,472     $    6,746

Interest paid (net of capitalized amounts)              $  39,351     $   41,480
Interest capitalized                                    $   2,463     $    2,943

Non-cash financing activities:
Preferred dividends accrued but unpaid as of year end.  $     725     $

Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.             $   2,879     $    2,889
