Form 10-Q
period 1998-03-31
CROWN AMERICAN REALTY TRUST
filed 1998-05-05
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                        Commission file number:  1-12216

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

    As of April 15, 1998, 26,475,314 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


                         Yes   X          No


                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended March 31, 1998

                                      INDEX

Part I -    Financial Information

Item 1:   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

          Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1998

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

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

     Item 3:   Defaults Upon Senior Securities

     Item 4:   Submission of Matters to a Vote of Security Holders

     Item 5:   Other Information

     Item 6:   Exhibits and Reports on Form 8-K

     Signatures





CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,      December 31,
                                                      1998             1997

                                                   (Unaudited)
                                                  (in thousands, except share
                                                     and per share  data)

Assets

Income-producing properties:
Land                                               $   132,020      $    132,055
Buildings and improvements                             858,509           852,674
Deferred leasing and other charges                      40,894            39,912
Net                                                  1,031,423         1,024,641
Accumulated depreciation and amortization            (324,530)         (315,125)
Net                                                    706,893           709,516
Other assets:
Investment in joint venture                              5,843             5,808
Cash and cash equivalents                                6,735             9,472
Tenant and other receivables                            13,953            16,986
Deferred charges and other assets                       42,565            44,167
Net                                                $   775,989      $    785,949


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties                $   544,731      $    541,713
Accounts payable and other liabilities                  24,176            29,132
Net                                                    568,907           570,845

Minority interest in Operating Partnership              24,021            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative,
$.01 par value, 2,500,000 shares issued and                 25                25
outstanding
Common shares, par value $.01 per share,
120,000,000 shares
authorized, 27,727,212 shares issued at both
March 31, 1998 and December 31, 1997                       277               277
Additional paid-in capital                             308,385           308,571
Accumulated deficit                                  (113,404)         (106,881)
Net                                                    195,283           201,992
Less common shares held in treasury at cost,
1,251,898 shares at both March 31, 1998 and
December 31, 1997                                     (12,222)          (12,222)
Net                                                    183,061           189,770
Net                                                $   775,989      $    785,949


The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                                    Three Months Ended March 31,
                                                            1998         1997
                                                    (in thousands, except per
                                                            share data)
Rental operations:
Revenues:
Minimum rent                                              $  21,590    $  19,744
Percentage rent                                               1,712        1,478
Property operating cost recoveries                            8,086        7,139
Temporary and promotional leasing                             1,810        1,655
Net utility income                                              896          732
Miscellaneous income                                            214          125
Net                                                          34,308       30,873

Property operating costs:
Recoverable operating costs                                  10,831        9,537
Property administrative costs                                   610          577
Other operating costs                                           506          439
Depreciation and amortization                                 9,755        9,804
Net                                                          21,702       20,357
                                                             12,606       10,516
Other expenses:
General and administrative                                    1,222        1,155
Interest                                                     10,255       11,360
Net                                                          11,477       12,515
Net                                                           1,129      (1,999)

Property sales, and adjustments:
Gain on sale of outparcel land                                  619          296
Net                                                             619          296

Income (loss) before minority interest in Operating
Partnership                                                   1,748      (1,703)

Minority interest in (income) loss of Operating                 462          434
Partnership

Net income (loss)                                             2,210      (1,269)
Dividends on preferred shares                               (3,438)
Net (loss) applicable to common shares                    $ (1,228)    $ (1,269)

Per common share data:
Basic EPS:
Net income (loss)                                         $   (.05)    $   (.05)

Weighted average shares outstanding                          26,475       27,629

Diluted EPS:
Net income (loss)                                         $   (.05)    $   (.05)

Weighted average shares outstanding                          26,475       27,629

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                 Common
                                 Shares       Senior
                                 Issued and   Preferred     Common
                                 Outstanding  Shares        Shares

                                                (in thousands)
Balance, December 31, 1997          26,475   $         25   $      277

Transfer in (out) of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, March 31, 1998             26,475   $         25   $      277



                                                            Common
                                 Additional                 Shares
                                 Paid in       Accumulated  Held in
                                 Capital       Deficit      Treasury     Total

                                                  (in thousands)

Balance, December 31, 1997     $    308,571  $   (106,881)  $ (12,222) $ 189,770

Transfer in (out) of limited
partner's interest in the
Operating Partnership                 (908)                                (908)

Capital contributions from
Crown Investments Trust:
Cash flow support                      722                                   722

Net income                                         2,210                   2,210

Dividends paid and accrued                       (8,733)                 (8,733)

Balance, March 31, 1998        $    308,385  $  (113,404)   $ (12,222) $ 183,061



The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                            1998         1997
                                                             (in thousands)
Cash flows from operating activities:
Net income (loss)                                        $  2,210      $ (1,269)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Minority interest in Operating Partnership                  (462)          (434)
Equity earnings in joint venture                            (127)          (127)
Depreciation and amortization                              11,599         11,738
Net changes in:
Tenant and other receivables                                4,025          4,302
Deferred charges and other assets                           (313)        (1,082)
Accounts payable and other liabilities                    (4,956)        (3,235)
Net cash provided by operating activities                  11,976          9,893

Cash flows from investing activities:
Investment in income-producing properties                 (7,043)        (5,048)
Distributions from joint venture                                             100
Net cash (used in) investing activities                   (7,043)        (4,948)

Cash flows from financing activities:
Net proceeds from issuance of common shares under                            430
dividend reinvestment plan
Proceeds from issuance of debt, net of issuance cost       12,722          5,436
Debt repayments                                           (9,684)        (5,169)
Dividends and distributions paid on common shares and     (7,270)        (7,414)
partnership units
Dividends paid on senior preferred shares                 (3,438)
Net cash (used in)  financing activities                  (7,670)        (6,717)

Net (decrease) in cash and cash equivalents               (2,737)        (1,772)

Cash and cash equivalents, beginning of period              9,472          6,746

Cash and cash equivalents, end of period                 $  6,735      $   4,974

Interest paid (net of capitalized amounts)               $  9,396      $  10,511
Interest capitalized                                     $    550      $     609

Non-cash financing activities:
Cash flow support credited to minority interest and paid
in capital that was prefunded in 1995.                   $             $     790


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

The  limited  partnership  interest in the Operating  Partnership  and  the  1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments"), by Crown American Investment Company (a subsidiary of Crown Investments), and by members of the Pasquerilla family. Subsequently, three additional malls have been acquired by the Company: two in 1995 and one in 1997.

Simultaneously with the above transactions, the Financing Partnership borrowed approximately $300 million of mortgage debt (the "Mortgage Loans") secured by its 15 (now 14) enclosed shopping malls (see Note 3). The $300 million of mortgage debt together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties.

As further described in Note 2, on July 3, 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial offering price of $50.00 per share.

The Properties currently consist of: (1) 25 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated interim financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership, which in turn includes the Financing Partnership, Crown American Acquisition Associates I, L.P. (See Note
5) and Crown American WL Associates, L.P. (see Note 3), all of which are 99.5% owned by the Operating Partnership and 0.5% by the Company through separate wholly-owned subsidiaries. The Company is the sole general partner in the
Operating Partnership, and at March 31, 1998, the Company held 100% of the preferred partnership interests (see Note 2) and 72.83% of the common partnership interests. All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - PREFERRED SHARE OFFERING

The Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares on July 3, 1997. The initial offering price was $50.00 per share and the preferred shares are listed on the New York Stock Exchange. The preferred shares are non-callable by the Company for a ten-year period (until July 31, 2007). On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below:

                                                      Redemption Price
          Redemption Period                               Per Share

     July 31, 2007 through July 30, 2009                    $52.50
     July 31, 2009 through July 20, 2010                    $51.50
     On or after July 31, 2010                              $50.00

The net proceeds to the Company were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds to repay $58.3 million of debt and to acquire Valley Mall for $32 million. In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1997 and March 31, 1998, the Company had repurchased 1,251,898 common shares for an aggregate purchase price of $12.2 million; these shares are currently held as treasury shares. Under the current Board resolution, the Company is authorized, but not obligated, to repurchase up to an additional 1,248,102 common shares. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a
1.0 to 1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA (as defined) (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The leverage ratio computed as of March 31, 1998, is 5.7 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (as defined) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                                      March 31, 1998    December 31, 1997

Mortgage loans                          $  280,637         $   280,637
Permanent loans                            222,733             229,417
Construction loans                           1,861               1,659
Secured term loans and lines of credit      39,500              30,000
                                        $  544,731         $   541,713

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

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% as of March 31, 1998 and December 31, 1997. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs. No such amounts are borrowed as of March 31, 1998.

The $80.6 million mandatory principal payment due in August 1998 may be prepaid with no penalty. After August 1998 voluntary prepayments of the remaining two tranches can be made in whole or in part on any monthly interest payment date, subject to the payment of a yield maintenance charge; however, six months prior to the due dates of the remaining two tranches, prepayment of that tranche may be made without penalty. Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.

The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of March 31, 1998, $1.2 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At March 31, 1998, permanent loans consisted of eight loans secured by eight properties held by the Operating Partnership with various maturities from December 1998 through January 2008. Included in permanent loans are (1) a $3.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and
(2) a 4.5% Industrial Development Bond secured with a $1.3 million letter of credit. This letter of credit expires on April 30, 1999. Crown Holding has guaranteed one loan with a balance of $11.2 million as of March 31, 1998.

Construction Loans

In June 1997 the Company refinanced one construction loan with a new five-year permanent loan with a bank lender, together with a $6.0 million one-year construction loan facility that will convert to a four-year permanent loan in 1998. This new construction loan relates to a theatre and other expansion construction at one of the Company's malls. The permanent loan bears fixed interest at 8.12% and the construction loan bears interest at LIBOR plus 2.00%.

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

 The $150 million secured credit facility consists of a $100 million acquisition line of credit and a $50 million working capital line of credit. The acquisition line is restricted solely for new property acquisitions and will be secured by mortgages on any properties acquired under the facility. The $50 million working capital line is secured by mortgages on four existing mall properties. As of March 31, 1998, $9.5 million was outstanding under the working capital line. Both lines have a 0.125% per annum commitment fee based on the unused amounts of the line, payable monthly; amounts borrowed will bear interest at LIBOR plus 2.35% and 1.95%, respectively, including servicing fee, with no required principal amortization. Both lines have a minimum initial term ending April 15, 1999 and can be extended to November 17, 2001 under renewal provisions so long as certain conditions are satisfied. The $110 million loan and the $150 million credit facility are cross-collateralized and cross-defaulted.

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

Secured Term Loans and Lines of Credit

At March 31, 1998, the Company had one secured term loan outstanding totaling $30.0 million, which matures in September 1998. At March 31, 1998, the Company had $165.6 million in available revolving lines of credit, which includes the $150.0 million credit facility with GECRE described above, of which $9.5 million and $0.0 million were outstanding at March 31, 1998 and December 31, 1997, respectively. Of the total lines available, $100 million is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired properties. Any properties so acquired will be mortgaged to secure the borrowings under this line. The remaining $65.6 million in credit lines consists of (i) a $50.0 million line secured by cross collateralized mortgages on four of the Company's mall properties, (ii) a $5.6 million line with a bank secured by a mortgage on the Company's headquarters office building and which is renewable annually on April 30, and (iii) a $10.0 million unsecured line of credit with a related party. Amounts may be borrowed under the $65.6 million credit lines for general corporate purposes.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended March 31, 1998.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and seven of the permanent loans related to six of the Operating Partnership properties (aggregate principal outstanding of $393.4 million at March 31, 1998) have fixed interest rates ranging from 0% to 9.625%. The weighted average interest rate on this fixed-rate debt at March 31, 1998 and 1997 was 7.51% and 7.83%, respectively. The weighted average interest rate during the three months ended March 31, 1998 and 1997 was 7.52% and 7.83%, respectively.

All of the remaining loans (aggregate principal outstanding of $151.3 million at March 31, 1998) have variable rated debt based on spreads ranging from 1.60% to 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rated debt at March 31, 1998, and 1997 was 7.44%, and 7.93%, respectively. The weighted average interest rate during the three months ended March 31, 1998 and 1997 was 7.42% and 7.89%, respectively.

Debt Maturities

As of March 31, 1998, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      Period/Year Ending
      December  31,
      1998 (nine months)                      $    114,403
      1999 (year)                                  121,820
      2000 (year)                                  103,511
      2001 (year)                                    3,783
      2002 (year)                                   27,706
         Thereafter                                173,508
         Net                                  $    544,731


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. FAS No.130 has no impact on the Company's financial statements, as the Company's comprehensive income is equal to its net income at March 31, 1998.

The Company will adopt FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and FAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in the fourth quarter of 1998. None of these new standards is expected to have a material effect on the Company's consolidated financial statements.

NOTE 5 - MALL ACQUISITIONS

On November 17, 1997 the Company, through a new subsidiary, Crown American Acquisitions I, L.P., acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. The purchase was funded entirely from the proceeds of the Preferred Share Offering (see Note 2). Valley Mall is an enclosed regional mall consisting of approximately 616,000 square feet of gross leasable area ("GLA"), of which 123,400 square feet is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of outparcel GLA and 30.8 acres of additional adjacent undeveloped land.

Also, with respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represent approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. The Company currently is under contract to sell Middletown Mall and adjacent vacant outparcel land to a third party purchaser. The estimated net sales proceeds are approximately $12 million which is expected to result in an overall net gain upon sale.

NOTE 6 - SUBSEQUENT EVENTS

The   Company  is  under  contract  to  acquire  two  regional  shopping  malls:
Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 384,000 and 456,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price will be approximately $61 million, which includes 10 acres of vacant land available for future development. The purchase will be funded from existing credit lines and also from assumption of debt related to one of the properties. The malls are currently under common ownership and the combined acquisition is expected to occur in the second quarter.

In addition, the Company will acquire from Crown American Associates (a related party) a 165,000 square foot shopping center located in Lewistown, Pennsylvania, for approximately $4.5 million. The Company has managed this property since its inception. The major tenants include a Weis Markets and a small JCPenney unit. The purchase will be funded through assumption of an existing mortgage of approximately $3.7 million and remainder from issuance of approximately 80,000 Operating Partnership units.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended March 31, 1998.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 1998 and 1997. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization (as defined) and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support (see Note 8 to the financial statements included in the Company's 1997 Form 10-K). Funds from Operations is used in the real estate industry as a measure of operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of real estate, which have historically been appreciating assets. Gain on sales of outparcel land have been included in this supplemental measure of performance. Gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

EBITDA is defined as revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon and not a part of ongoing operations. Management believes EBITDA, as defined, provides the clearest indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

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



                                                  Three Months Ended March 31,
                                                      1998          1997
Selected Financial Data:

EBITDA (1 & 3)                                    $  22,794     $  20,654

Funds from Operations (FFO) (2 & 3):
Net Income (loss)                                 $   2,210     $ (1,269)
Adjustments:
Minority interest in Operating Partnership            (462)         (434)
Depreciation and amortization - real estate          10,069        10,192
Operating covenant amortization                         658           658
Cash flow support                                       992           790
Funds from Operations, before allocations to
minority interests and preferred shares              13,467         9,937
Less:
Amount allocable to preferred shares                  3,438
Amount allocable to minority interest                 2,725         2,530
Funds from Operations applicable to common shares $   7,304     $   7,407

Average common shares outstanding (000)              26,475        27,629

Cash Flows:
Net cash provided by operating activities         $  11,976     $   9,893
Net cash (used in) investing activities           $ (7,043)     $ (4,948)
Net cash (used in) financing activities           $ (7,670)     $ (6,717)


(1) EBITDA represents revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon and not a part of ongoing operations.
(2) Funds from Operations represents net income before minority interest and before depreciation and amortization plus earned cash flow support and adjustment for certain unusual items.
(3) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison of Three Months Ended March 31, 1998 to the corresponding period in 1997

- Revenues

Total revenues for the first quarter of 1998 were $34.3 million up 11% from $30.9 million for the same period in 1997; Valley Mall, which was acquired in November 1997, accounted for $1.5 million of the $3.4 million increase. Excluding the effects of Valley Mall, small shop base and percentage rents were up $1.0 million, while anchor base and percentage rents were relatively flat. Recovery income was better than last year by $0.6 million, due to higher recoverable costs.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first quarter of 1998 were $11.9 million, up $1.4 million from the corresponding period in 1997; Valley Mall accounted for $0.4 million of the total increase. The remaining $1.0 million increase was primarily due to higher insurance costs and a refund of business franchise taxes in 1997.

Depreciation and amortization expense for the first quarter of 1998 was $9.8 million, substantially unchanged from the first quarter of 1997. Valley Mall contributed $0.4 million in depreciation, while the other properties had $0.4 million less depreciation due to fewer writeoffs associated with tenant closings.

- General, Administrative and Interest Expenses:

For the first quarter of 1998, general and administrative expenses were approximately $1.2 million, an increase of $0.1 million from 1997, due mainly to higher net leasing costs. Interest expense decreased by $1.1 million in the first quarter of 1998 compared to 1997. This decrease was primarily attributable to lower interest expense due to the paydown of approximately $58.3 million of debt (see Note 2).

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $0.6 million for the first quarter of 1998, an increase of $0.3 million from the corresponding period of 1997, due to more sale closings.

- Net Income (loss):

The net income for the first quarter of 1998 was $2.2 million, compared with a net loss of $1.3 million, for the first quarter of 1997. After deducting dividends on preferred shares, the first quarter of 1998 produced a net loss of $1.2 million applicable to common shares compared to $1.3 million in 1997.

- Funds from Operations:

     For the quarter ended March 31, 1998, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $13.5 million, up from $9.9 million in the same quarter of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $7.3 million, compared to $7.4 million, in the same quarter of 1997. The increase in total FFO during the first quarter was mainly due to the following; FFO contributed from core mall operations was up $2.0 million or 9.2 percent; Valley Mall which was acquired in November 1997 accounted for approximately half of this increase. Interest expense was lower by $1.1 million due to lower average debt balances and lower average rates. Gain on outparcel land sales was higher by $0.3 million. These increases were offset by preferred share dividends of $3.4 million; there were no preferred dividends in the first quarter of 1997.

EBITDA

For the quarter ended March 31, 1998, EBITDA was $22.8 million compared to $20.7 million in 1997, an increase of 10%. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

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

As further described in Note 2 to the interim consolidated financial statements included herein, on July 3, 1997 the Company completed an offering of 11.00% senior preferred shares for an aggregate of $118.7 million after underwriter's commission and other offering expenses.

As of March 31, 1998 the scheduled principal payments on all debt are as follows: $114.4 million for the nine months ending December 31, 1998, and $121.8 million; $103.5 million; $3.8 million; and $27.7 million in the years ending December 31, 1999 through 2002, respectively, and $173.5 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1997, 1996, and 1995 were 2.04 to 1,
2.08 to 1, and 2.13 to 1, respectively.

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

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

       On April 29, 1998, the Company issued its regular quarterly earnings release and its First Quarter 1998 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

      Exhibit 99 (a) - Press release dated April 29, 1998
      Exhibit 99 (b) - First Quarter 1998 Supplemental Financial and Operational
                       Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


SIGNATURES

      Pursuant  to the requirements of the Securities Exchange Act of 1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.


Date:      May 5, 1998                  CROWN AMERICAN REALTY TRUST

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


Date:      May 5, 1998                  CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                         Mark E. Pasquerilla
                                              President
                                  (Authorized Officer of the Registrant
                                       and Principal Operating Officer)


Date:      May 5, 1998                  CROWN AMERICAN REALTY TRUST

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



Date:      May 5, 1998                  CROWN AMERICAN REALTY TRUST

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
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:       Wednesday, April 29, 1998

               CORE MALL OPERATING RESULTS INCREASE BY 9.2 PERCENT

              TRANSFORMED MALL PORTFOLIO PRODUCES POSITIVE RESULTS

                       CROWN AMERICAN REALTY TRUST REPORTS
                   HIGHER FFO PER SHARE FOR THE FIRST QUARTER

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended March 31, 1998. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                             _______________________

     "The transformation of our properties that we have effected during the last several years is beginning to bear fruit - with higher earnings and, more importantly, a higher quality of earnings," stated Crown American Realty Trust President, Mark E. Pasquerilla. "After factoring in higher dividends from our July 1997 preferred share offering of $3.4 million, or $0.095 per share, Funds from Operations ("FFO") per common share were up $0.01 to $0.28 per share in the first quarter compared to $0.27 per share in the same quarter of 1997. Compared to the first quarter of 1997, FFO contributed from core mall operations (before interest, land sales, and non-recurring items) was up 9.2 percent including Valley Mall, which we acquired in November 1997, and up 4.4 percent from comparable properties. Included in these improved core mall operations was higher mall shop percentage rent, up 25% in the quarter for comparable properties. Mall shop occupancy was 79 percent at the end of the first quarter, which is historically the low point for mall shop occupancy due to tenant closings after the Christmas season, and up from 75% reported at March 31, 1997. Mall shop occupancy was positively affected by continued strong leasing results and from 62 percent lower tenant closings in the first quarter."

  Pasquerilla continued, "Mall shop tenant sales for the quarter were up 6.0 percent, which contributed to a 25 percent increase in mall shop percentage rent income. Average base rents at the end of the quarter were $16.94 per square foot, up six percent from a year ago, and represents our 18th consecutive quarterly increase. Leasing results continue to show positive momentum, with $9.5 million in annualized income from new and renewal leasing for mall shops and theaters during the quarter, compared with $4.4 million last year."
     Pasquerilla concluded, "We are very pleased with the first quarter results. These results reflect the positive momentum that began over a year ago in internal growth from leasing, plus the contribution from our 1997 acquisition, Valley Mall. We see the internal growth trends continuing, and with the pending acquisitions of two malls, we continue to expect full year FFO for 1998 to be modestly ahead of 1997."
                              Dividend Information

     For the quarter ended March 31, 1998, the Board of Trustees declared regular quarterly dividends of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable June 12, 1998 to shareholders of record on May 29, 1998.

                              Financial Information

     For the quarter ended March 31, 1998, the Company reports that Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $13.5 million, up from $9.9 million in the same quarter of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $7.3 million, or $0.28 per share, compared to $7.4 million, or $0.27 per share, in the same quarter of 1997. The increase in total FFO during the first quarter was mainly due to the following. FFO contributed from core mall operations was up $2.0 million ($0.05 per share), or 9.2 percent; Valley Mall which was acquired in November 1997 accounted for approximately half of this increase. Interest expense was lower by $1.1 million ($0.03 per share) due to lower average debt balances and lower average rates. Gain on outparcel land sales was higher by $0.3 million ($0.01 per share). FFO per share was also positively impacted by $0.01 due mostly to fewer outstanding shares as a result of the buyback of common shares in the second half of 1997. These increases were offset by preferred share dividends of $3.4 million ($0.09 per share); there were no preferred dividends in the first quarter of 1997.

     Total revenues for the first quarter of 1998 were $34.3 million, up 11% from $30.9 million for the same period in 1997; Valley Mall accounted for $1.5 million of the $3.4 million increase. Excluding the effects of Valley Mall, small shop base and percentage rents were up $1.0 million, while anchor base and percentage rents were relatively flat. Recovery income was better than last year by $0.6 million, due to higher recoverable costs.

     For the first quarter of 1998 the Company reported net income of $2.2 million. After deducting preferred dividends, there was a net loss applicable to common shares of $1.2 million, or $0.05 per share. This compares to a net loss of $1.3 million, or $0.05 per share, for the first quarter of 1997.

                              Operating Information

     During the first quarter of 1998, leases for 214,000 square feet of mall shops were signed resulting in $4.4 million in annual base rental income. This compares to 210,000 square feet for $4.3 million during the same period in 1997, a two percent increase based on annual rental income. A total of 130 leases were signed, which included 75 renewals and 55 new leases. The average rent for leases signed was $20.53 per square foot compared to $20.68 on leases signed in the first quarter of 1997. The $20.53 per square foot average for the first quarter of 1998 includes $22.34 per square foot for new leases and $19.36 per square foot for renewals.

     The average mall shop base rent of the portfolio at March 31, 1998 was $16.94 per square foot. This is a six- percent increase from $15.96 per square foot at March 31, 1997, and the 18th consecutive quarter that average base rent has increased.

     Mall shop occupancy was 79 percent at March 31, 1998, up from 75 percent reported at March 31, 1997. Anchor occupancy was 95% at March 31, 1998, up one-percent during the quarter.

     Comparable mall shop sales for the first quarter of 1998 were $48.05 per square foot, a six- percent increase over the $45.35 per square foot reported for the first quarter of 1997.

     Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.4 percent as of March 31, 1998, as compared to 10.8 percent as of March 31, 1997.

     Seasonal and temporary leasing income for the first quarter of 1998 amounted to $1.8 million, a six-percent increase over the $1.7 million for the same period in 1997.

                                  Acquisitions

     As reported in a separate release issued today, the Company also announced that it is under contract to acquire two regional shopping malls:
     Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 384,000 and 456,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price will be approximately $61 million, which includes 10 acres of vacant land available for future development. The purchase will be funded from existing credit lines and also from assumption of debt related to one of the properties, and is expected to be modestly accretive to FFO in 1998. The malls are currently under common ownership and the combined acquisition is expected to occur within several weeks.

                              Expansion/Renovations

     Work is underway on a major expansion at Patrick Henry Mall (Newport News, Va.). Belk Stores has begun expanding their location by 35,000 square feet while The May Department Stores Company is adding a new 140,000 square foot Hecht's department store. Both department stores are responsible for the cost of their construction. In addition, Dillards department store opened in March. The mall expansion will also include 29,000 square feet of additional mall shop space that has been all pre-leased. The project is expected to be completed this fall.

     Construction is underway at Nittany Mall (State College, Pa.) where The May Department Stores Company is building a 95,000 square foot Kaufmann's department store that is expected to open in November 1998. Kaufmann's is replacing Value City.

     At Martinsburg Mall (Martinsburg, WV) work is underway to more than double the Wal-Mart store. The existing 90,000 square foot store will grow to a 204,000 square foot Wal-Mart super-center. Wal-Mart is responsible for the construction costs of this project.

     At Valley Mall (Hagerstown, MD) The May Department Stores Company has signed a letter of intent to construct a new 120,000 square foot Hecht's department store. Hecht's, who will become the mall's fourth anchor, will be responsible for cost of constructing their store, which is expected to open in 1999. The project will also include adding 116,000 square feet of mall space for a multi-screen theater, a food court and mall shops.


                    Multi-Screen Theater and Other Additions

     Hollywood Theaters has signed a lease to open a 14-screen, 58,000 square foot theater at Franklin Mall (Washington, Pa.). They will be located at the site of the former Hess's department store. A spring 1999 opening is planned.

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

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, Tennessee and Georgia. The current portfolio includes 26 regional shopping malls.

     A copy of the Company's Supplemental Financial and Operational Information Package for the first quarter of 1998 follows.

                                     - 30 -


EXHIBIT 99(b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                            Quarter Ended
                                                               March  31,
FINANCIAL AND ANALYTICAL DATA:                               1998 vs. 1997

Total FFO - Incr (decr) -  1998 compared to 1997:          $000      $per share

Base and percentage rents from anchors and mall shops      $    993  $   0.027
Temporary and promotional leasing income                         62      0.002
Mall operating costs, net of tenant recovery income           (340)    (0.009)
Utility income, miscellaneous mall income, equity in joint      123      0.003
venture
Straight line rental income                                     121      0.003
   Core mall operations--same properties                        959      0.026
Impact of Valley Mall                                         1,029      0.028
Core mall operations - all properties                         1,988      0.054

Property admin. and general & admin. expenses; other          (126)    (0.003)
Cash flow support earned                                        202      0.006
Interest expense                                              1,105      0.030
Gain on sale of outparcel land                                  323      0.009
Fee income on sales of non-company properties                    46      0.001
Lease buyout income                                             (8)          -
Impact on per share amount from common share repurchases          -      0.005
and other changes in common shares and Partnership units
outstanding
Change in FFO before preferred div's and minority interest    3,530      0.102
Allocation to preferred shareholders (preferred dividends)  (3,438)    (0.095)
Allocation to minority interest in Operating Partnership      (195)      0.000
Rounding to whole cents                                           -      0.003
Change in FFO allocable to common shareholders             $  (103)  $   0.010

                                                             Quarter Ended
                                                                March 31,
                                                             1998      1997
Funds from Operations ($000 except per share data):
Net income (loss)                                          $  2,210  $ (1,269)
Adjustments:
Minority Interest in Operating Partnership                    (462)      (434)
Gain on asset sales                                               -          -
Depreciation and amortization - real estate                  10,069     10,192
Operating covenant amortization                                 658        658
Cash flow support amounts                                       992        790
FFO before allocations to minority interest and preferred    13,467      9,937
shares
Less preferred share dividends                              (3,438)          -
Less portion of FFO allocable to minority interest          (2,725)    (2,530)
FFO allocable to common shares                             $  7,304  $   7,407
FFO per common share                                       $   0.28  $    0.27

Average common shares outstanding during the period          26,475     27,629
Common shares outstanding at period end                      26,475     27,668

Avg. partnership units and common shares outstanding         36,351     37,068
during the period
Partnership units and common shares outstanding at period    36,351     37,107
end

Components of Minimum Rents:
Anchor - contractual or base rents                         $  5,647  $   5,512
Mall shops - contractual or base rents                       16,074     14,577
Straight line rental income                                      90       (71)
Ground leases - contractual or base rents                       437        376
Lease buyout income                                               -          8
Operating covenant amortization                               (658)      (658)
Total minimum rents                                        $ 21,590  $  19,744
Components of Percentage Rents:
Anchors                                                    $    803  $     779
Mall shops and ground leases                                    909        699
Net                                                        $  1,712  $   1,478





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                          1998         1997

EBITDA:  earnings (including gain on sale of outparcel
land) before interest, taxes and all depreciation and  $    22,794   $  20,654
amortization

Debt and Interest:

Fixed rate debt at period end                          $   393,370   $ 395,452
Variable rate debt at period end                           151,361     173,735
Total debt at period end                               $   544,731   $ 569,187

Weighted avg. interest rate on fixed rate debt for the         7.5 %       7.8 %
period
Weighted avg. interest rate on variable rate debt for          7.4 %       7.9 %
the period

Total interest expense for period                      $    10,255   $  11,360
Amort. of deferred debt cost for period (incl. in              859         849
interest exp)
Capitalized interest costs during period                       551         609

Capital Expenditures Incurred:

Allowances for anchors tenants                         $         -   $     275
Allowances for mall shop tenants                             2,359         854
Leasing costs and commissions                                1,158         438
Expansions and major renovations,including escrow            3,526       3,481
deposits
All other capital expenditures (included in Other              397          99
Assets)
Total Capital Expenditures during the period           $     7,440   $   5,147


OPERATING DATA:

Mall shop GLA at period end (000 sq. ft.)                   5,539         5,307

Occupancy percentage at period end                             79 %         75 %

Comp. Store Mall shop sales - 3 months ( $ per sq.     $    48.05   $    45.35
ft.)

Mall shop occupancy cost percentage at period end            10.4 %       10.8 %

Average mall shop base rent at period end ($ per sq.   $    16.94   $    15.96
ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                                    84           93
New leases - $ per sq. ft.                             $    22.34   $    22.88
Number of new leases signed.                                   55           57

Renewal leases - sq. feet (000)                               130          117
Renewal leases - $ per sq. ft.                         $    19.36   $    18.93
Number of renewal leases signed.                               75           56

Tenant Allowances for leases signed during the period:
First Generation Space - per sq. ft.                   $     18.93   $   10.29
Second Generation Space - per sq. ft.                  $      9.68   $    4.68
Leases Signed during the period by:
First Generation Space - sq. feet (000)                          6          16
Second Generation Space - sq. feet (000)                       208         194




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations

                                          Three Months Ended March 31,
                                             1998              1997
                                                   (Unaudited)
                                    (in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent                              $  21,590      $  19,744
Percentage rent                               1,712          1,478
Property operating cost recoveries            8,086          7,139
Temporary and promotional leasing             1,810          1,655
Net utility income                              896            732
Miscellaneous income                            214            125
Net                                          34,308         30,873
Property operating costs:
Recoverable operating costs                  10,831          9,537
Property administrative costs                   610            577
Other operating costs                           506            439
Depreciation and amortization                 9,755          9,804
Net                                          21,702         20,357
Net                                          12,606         10,516
Other expenses:
General and administrative                    1,222          1,155
Interest                                     10,255         11,360
Net                                          11,477         12,515
Net                                           1,129        (1,999)
Property sales and adjustments:
Gain on sale of outparcel land                  619            296
Net                                             619            296
Income(loss) before minority interest
in Operating Partnership                      1,748        (1,703)
Minority interest in (income) loss of
Operating Partnership                           462            434
Net income (loss)                             2,210        (1,269)
Dividends on preferred shareholders         (3,438)              -
Net (loss) applicable to
common shareholders                       $ (1,228)      $ (1,269)

Per common share information:
Basic EPS:
Net (loss)                                $  (0.05)      $  (0.05)

Weighted average shares outstanding          26,475         27,629
(000)

Diluted EPS:
Net (loss)                                $  (0.05)      $  (0.05)

Weighted average shares outstanding          26,475         27,629
(000)





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1998              1997
                                                   (Unaudited)
                                                    (in thousands, except share
                                                         and per share data)

Assets

Income-producing properties:
Land                                               $   132,020      $    132,055
Buildings and improvements                             858,509           852,674
Deferred leasing and other charges                      40,894            39,912
Net                                                  1,031,423         1,024,641
Accumulated depreciation and amortization            (324,530)         (315,125)
Net                                                    706,893           709,516

Investment in joint venture                              5,843             5,808
Cash and cash equivalents                                6,735             9,472
Tenant and other receivables                            13,953            16,986
Deferred charges and other assets                       42,565            44,167
Net                                                $   775,989      $    785,949

Liabilities and Shareholders' Equity

Debt on income-producing properties                $   544,731      $    541,713
Accounts payable and other liabilities                  24,176            29,132
Net                                                    568,907           570,845
Minority interest in Operating Partnership              24,021            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,727,212 shares
issued at both March 31, 1998 and December 31, 1997        277               277
Additional paid-in capital                             308,385           308,571
Accumulated deficit                                  (113,404)         (106,881)
Net                                                    195,283           201,992
Less common shares held in treasury at cost;
1,251,898 shares at both March 31, 1998 and
December 31, 1997                                     (12,222)          (12,222)
Net                                                    183,061           189,770
Net                                                $   775,989      $    785,949





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
                                                               Quarter Ended
                                                                  March 31,
                                                             1998          1997
                                                             (in thousands)
Cash flows from operating activities:
Net income (loss)                                         $   2,210    $ (1,269)
Adjustments to reconcile net income(loss) to net cash
provided by operating activities:
Minority interest in Operating Partnership                   (462)         (434)
Equity earnings in joint venture                             (127)         (127)
Depreciation and amortization                               11,599        11,738
Net changes in:
Tenant and other receivables                                 4,025         4,302
Deferred charges and other assets                            (313)       (1,082)
Accounts payable and other liabilities                     (4,956)       (3,235)
Net cash provided by operating activities                   11,976         9,893

Cash flows from investing activities:
Investment in income-producing properties                  (7,043)       (5,048)
Distributions from joint venture                                 -           100
Net cash (used in) investing activities                    (7,043)       (4,948)

Cash flows from financing activities:
Net proceeds from sale of common shares and from dividend        -          430
reinvestment plan
Proceeds from issuance or assumption of debt, net of        12,722         5,571
deposits
Cost of issuance of debt                                         -         (135)
Debt repayments                                            (9,684)       (5,169)
Dividends and distributions paid on common shares and      (7,270)       (7,414)
partnership units
Dividends paid on senior preferred shares                  (3,438)             0
Net cash (used in) financing activities                    (7,670)       (6,717)

Net decrease in cash and cash equivalents                  (2,737)       (1,772)

Cash and cash equivalents, beginning of period               9,472         6,746

Cash and cash equivalents, end of period                  $   6,735    $   4,974

Interest paid (net of capitalized amounts)                $   9,396    $  10,511
Interest capitalized                                      $     550    $     609

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.               $       -    $     790
