Form 10-Q
period 1998-06-30
CROWN AMERICAN REALTY TRUST
filed 1998-08-14
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                        Commission file number:  1-12216

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

    As of July 15, 1998, 26,489,644 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


                           Yes   X              No  ____


                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended June 30, 1998

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                      Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997

                      Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1998

                      Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

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

            Item 3:   Defaults Upon Senior Securities

            Item 4:   Submission of Matters to a Vote of Security Holders

            Item 5:   Other Information

            Item 6:   Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    June 30,       December 31,
                                                      1998            1997
                                                  (Unaudited)
                                                   (in thousands, except share
                                                       and per share data)
Assets

Income-producing properties:
Land                                              $    146,873      $    132,055
Buildings and improvements                             924,687           852,674
Deferred leasing and other charges                      41,961            39,912
Net                                                  1,113,521         1,024,641
Accumulated depreciation and amortization            (334,112)         (315,125)
Net                                                    779,409           709,516
Other assets:
Investment in joint venture                              5,878             5,808
Cash and cash equivalents, non-restricted                4,379             9,472
Restricted cash and escrow deposits                     18,050            14,237
Tenant and other receivables                            16,104            16,986
Deferred charges and other assets                       28,007            29,930
Net                                               $    851,827      $    785,949


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties               $    624,342      $    541,713
Accounts payable and other liabilities                  23,954            29,132
Net                                                    648,296           570,845

Minority interest in Operating Partnership              23,191            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,728,342 and
27,727,212 shares issued at June 30, 1998 and
December 31, 1997, respectively                            277               277
Additional paid-in capital                             312,210           308,571
Accumulated deficit                                  (119,950)         (106,881)
Net                                                    192,562           201,992
Less common shares held in treasury at cost,
1,251,898 shares at both June 30, 1998 and
December 31, 1997                                     (12,222)          (12,222)
Net                                                    180,340           189,770
Net                                               $    851,827      $    785,949

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                           1998      1997       1998      1997
                                         (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                           $  23,391  $ 20,076   $ 44,981  $ 39,820
Percentage rent                            1,344     1,130      3,056     2,608
Property operating cost recoveries         7,934     7,298     16,020    14,437
Temporary and promotional leasing          1,585     1,607      3,395     3,262
Net utility income                           695       681      1,591     1,413
Miscellaneous income                         314       194        528       319
Net                                       35,263    30,986     69,571    61,859

Property operating costs:
Recoverable operating costs               10,637     9,318     21,468    18,855
Property administrative costs                570       447      1,180     1,024
Other operating costs                        601       485      1,107       924
Depreciation and amortization             10,042     9,330     19,797    19,134
Net                                       21,850    19,580     43,552    39,937
Net                                       13,413    11,406     26,019    21,922
Other expenses:
General and administrative                 1,137       894      2,359     2,049
Interest                                  10,906    11,460     21,161    22,820
Net                                       12,043    12,354     23,520    24,869
Net                                        1,370     (948)      2,499    (2,947)

Gain on sale of outparcel land               315       273        934       569

Income (loss) before extraordinary
item and minority interest
in Operating Partnership                   1,685     (675)      3,433    (2,378)
Extraordinary loss on early                          (732)                 (732)
extinguishment of debt
Income (loss) before minority interest     1,685   (1,407)      3,433    (3,110)
Minority interest in Operating               486       359        948       793
Partnership
Net income (loss)                          2,171   (1,048)      4,381    (2,317)
Dividends on preferred shares            (3,437)              (6,875)
Net (loss) applicable to common shares $ (1,266) $ (1,048)   $(2,494)  $ (2,317)

Per common share data:
Basic EPS:
Income (loss) before extraordinary     $  (0.05)  $ (0.01)   $ (0.09)  $  (0.06)
item
Extraordinary item                                  (0.02)                (0.02)
Net income (loss)                      $  (0.05)  $ (0.03)   $ (0.09)  $  (0.08)

Weighted average shares outstanding       26,476    27,685     26,476    27,657

Diluted EPS:
Income (loss) before extraordinary     $  (0.05)  $ (0.01)   $ (0.09)  $  (0.06)
item
Extraordinary item                                  (0.02)                (0.02)
Net income (loss)                      $  (0.05)  $ (0.03)   $ (0.09)  $  (0.08)

Weighted average shares outstanding       26,476    27,685     26,476    27,657

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                  Common
                                  Shares        Senior
                                Issued and     Preferred      Common
                                Outstanding     Shares        Shares

                                          (in thousands)
Balance, December 31, 1997          26,475   $         25   $      277

Net proceeds from exercise of            1
stock options and dividend
reinvestment plan

Transfer in of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, June 30, 1998              26,476   $         25   $      277


                                                              Common
                                 Additional                   Shares
                                   Paid in     Accumulated    Held in
                                   Capital       Deficit      Treasury     Total
                                                (in thousands)
Balance, December 31, 1997     $  308,571   $  (106,881)   $ (12,222)  $ 189,770

Net proceeds from exercise of
stock options and dividend
reinvestment plan                       8

Transfer in (out) of limited
partner's interest in the
Operating Partnership               2,231                                  2,231
Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support                   1,400                                  1,400

Net income                                         4,381                   4,381

Dividends paid and accrued                      (17,450)                (17,450)

Balance, June 30, 1998         $  312,210   $  (119,950)   $ (12,222)  $ 180,340

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                      Six Months Ended June 30,
                                                         1998           1997
                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                      $   4,381      $ (2,317)
Adjustments to reconcile net income (loss) to net
cash
provided by operating activities:
Minority interest in Operating Partnership                 (948)          (793)
Equity earnings in joint venture                           (255)          (255)
Depreciation and amortization                             23,499         22,897
Extraordinary loss on early extinguishment of debt                          732
Net changes in:
Tenant and other receivables                               2,807          3,314
Deferred charges and other assets                        (4,486)        (3,277)
Accounts payable and other liabilities                   (5,178)        (8,044)
Net cash provided by operating activities                 19,820         12,257

Cash flows from investing activities:
Investment in income-producing properties               (19,960)        (17,834)
Acquisition of operating properties                     (50,254)
Distributions from joint venture                                            150
Net cash (used in) investing activities                 (70,214)        (17,684)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                8            858
dividend reinvestment plan
Proceeds from issuance of debt, net of issuance cost      79,497         77,435
Debt repayments                                         (12,788)        (62,049)
Dividends and distributions paid on common shares and   (14,541)        (14,839)
partnership units
Dividends paid on senior preferred shares                (6,875)
Net cash provided by  financing activities                45,301          1,405

Net (decrease) in cash and cash equivalents              (5,093)        (4,022)

Cash and cash equivalents, beginning of period             9,472          6,746

Cash and cash equivalents, end of period               $   4,379      $   2,724

Interest paid (net of capitalized amounts)             $  19,434      $  21,135
Interest capitalized                                   $   1,295      $   1,265

Non-cash financing activities:
Cash flow support credited to minority interest and
paid in capital that was prefunded in 1995.            $              $   1,676

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions                $   4,521      $

Assumption of debt related to Greater Lewistown and
Crossroads Acquisitions                                $  14,718      $

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

The  limited  partnership  interest in the Operating  Partnership  and  the  1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments"), by Crown American Investment Company (a subsidiary of Crown Investments), and by members of the Pasquerilla family. Subsequently, five additional enclosed malls have been acquired by the Company: two in 1995, one in 1997, and two in 1998. In addition a strip shopping center, which had been managed by the Company, was acquired by the Company in May 1998.

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

As of June 30, 1998, the Properties consist of: (1) 27 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and
(4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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


Basis of Presentation

The accompanying consolidated interim financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership, which in turn includes the Financing Partnership, and other special purpose partnerships or limited liabilities entities formed to hold acquired properties or for financing purposes (see Notes 3 and 5). The Company is the sole general partner in the
Operating Partnership, and at June 30, 1998, the Company held 100% of the preferred partnership interests (see Note 2) and 72.67% of the common partnership interests. All significant intercompany amounts have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

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

NOTE 2 - PREFERRED SHARE OFFERING

On July 3, 1997, the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares. The initial offering price was $50.00 per share and the preferred shares are listed on the New York Stock Exchange. The preferred shares are non-callable by the Company for a ten-year period (until July 31, 2007). On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below:

                                                      Redemption Price
             Redemption Period                            Per Share

     July 31, 2007 through July 30, 2009                    $52.50
     July 31, 2009 through July 30, 2010                    $51.50
     On or after July 31, 2010                              $50.00

The net proceeds to the Company were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds to repay $58.3 million of debt and to acquire Valley Mall for $32 million. In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1997 and June 30, 1998, the Company had repurchased 1,251,898 common shares for an aggregate purchase price of $12.2 million; these shares are currently held as treasury shares. Under the current Board resolution, the Company is authorized, but not obligated, to repurchase up to an additional 1,248,102 common shares. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a
1.0 to 1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA (as defined) (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The leverage ratio computed as of June 30, 1998, is 5.6 to 1 and accordingly no additional dividends were payable. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (as defined) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                      June 30, 1998    December 31, 1997
Mortgage loans                          $  280,637       $    280,637
Permanent loans                            239,697            229,417
Construction loans                           4,608              1,659
Secured term loans and lines of credit      99,400             30,000
                                        $  624,342       $    541,713

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

The Mortgage Loans are non-recourse to the Financing Partnership and are evidenced by 14 separate notes requiring aggregate principal payments of $80.6 million in August 1998 and $100 million each in August of 2000 and 2003, subject to optional prepayment. The notes bear fixed interest, payable monthly, at rates of 6.55%, 7.20% and 7.85% for the loans due in 1998, 2000, and 2003, respectively, for an average rate of 7.24% as of June 30, 1998 and December 31, 1997. Repayment of the Mortgage Loans is secured by separate first mortgage liens and second mortgage liens (each a "Mortgage") on the 14 malls owned by the Financing Partnership and by assignments of all of the Financing Partnership's interest in the rents and the leases at each of such mortgaged properties. In order to maintain certain tax bases, Crown Investments guaranteed approximately $250 million of such indebtedness. Each Mortgage contains a cross-default provision allowing the Lender to declare a default under any or all of the Mortgages if the Financing Partnership fails to make any payment of principal, interest, premium or any other sum due under any Mortgage Loan or another event of default occurs under the mortgage documents. The Mortgage Loans allow the Financing Partnership to borrow up to $10 million from other parties, either unsecured or secured by a qualifying subordinate lien, provided the proceeds are used solely to finance tenant improvements or leasing costs. No such amounts are borrowed as of June 30, 1998.

The $80.6 million mandatory principal payment due in August 1998 may be prepaid with no penalty. After August 1998 voluntary prepayments of the remaining two tranches can be made in whole or in part on any monthly interest payment date, subject to the payment of a yield maintenance charge; however, six months prior to the due dates of the remaining two tranches, prepayment of that tranche may be made without penalty. Principal of the Mortgage Loans is subject to mandatory prepayment as a result of certain events of casualty or condemnation at the Mortgaged Properties as provided in the respective Mortgages.
The Company is currently required to deposit $450,000 each quarter to a restricted cash account for capital plan reserves and renovation reserves. Amounts may be withdrawn from this account to reimburse the Company for incurred qualifying expenditures. As of June 30, 1998, $1.0 million of restricted cash was held for this purpose and is included in deferred charges and other assets.

Permanent Loans

At  June  30,  1998,  permanent loans consisted of  ten loans  secured  by  nine properties held by the Operating Partnership with various maturities from October 1998 through June 2008. Included in permanent loans are (1) a $2.9 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and
(2) a 4.5% Industrial Development Bond secured with a $1.3 million letter of credit. This letter of credit expires on April 30, 1999. Crown Holding has guaranteed one loan with a balance of $11.1 million as of June 30, 1998.

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

Financing Transactions with GE Capital Real Estate

In November 1997 the Company closed a $110 million mortgage loan and a $150 million secured credit facility with GE Capital Real Estate ("GECRE"). The $110 million mortgage loan was placed through a new subsidiary, Crown American W L Associates, L.P., and is secured by Logan Valley and Wyoming Valley malls and bears interest at LIBOR plus 1.60%. The new mortgage loan proceeds were primarily used to repay in full the existing $51.4 million construction loan on Logan Valley Mall and the existing $50.0 million mortgage loan on Wyoming Valley Mall. These two loans bore interest at LIBOR plus 2.375% and 1.75%, respectively. The new mortgage loan is a bridge facility with a minimum initial term ending October 15, 1998 and also provides both Crown and GECRE with options to extend the loan to April 15, 1999 or October 15, 2008, respectively, under certain conditions. However, the loan is expected to be incorporated into a new permanent loan in August 1998, as noted below.

 The $150 million secured credit facility consists of a $100 million acquisition line of credit and a $50 million working capital line of credit. The acquisition line is restricted solely for new property acquisitions and will be secured by mortgages on any properties acquired under the facility. The $50 million working capital line is secured by mortgages on four existing mall properties. As of June 30, 1998, $68.4 million was outstanding under these lines. Both lines have a 0.125% per annum commitment fee based on the unused amounts of the line, payable monthly; amounts borrowed will bear interest at LIBOR plus 2.35% and 1.95%, respectively, including servicing fee, with no required principal amortization. Both lines have a minimum initial term ending April 15, 1999 and can be extended to November 17, 2001 under renewal provisions so long as certain conditions are satisfied. The $110 million loan and the $150 million credit facility are cross-collateralized and cross-defaulted.

On July 29, 1998, GECRE advised the Company that it had completed sufficient due diligence relating to a planned 10-year mortgage loan to the Company and was now committed to proceed with the financing pursuant to the terms and conditions outlined in a summary of terms agreement signed by GECRE and the Company in September 1997. The gross proceeds from the new loan (the "Permanent Loan") will be $465 million and will be used to refinance the $280.6 million Mortgage Loans, the $110.0 million GECRE mortgage loan, and the $30.0 million secured term loan. The remaining proceeds will be used largely to pay for the expansion and redevelopment of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Mortgage Loans and the $30.0 million secured term loan that would be pre-paid prior to their maturity dates. The prepayment penalty for the Mortgage Loans will be calculated using interest rates in effect at the time of the prepayment; based on current interest rates, the prepayment penalty would be approximately $15 million. In addition, approximately $5.7 million of unamortized deferred financing costs related to the existing Mortgage Loans and the Interim Loan will be written off. Both of these items will be accounted for as an extraordinary loss on early extinguishment of debt. The Permanent Loan will have a fixed interest rate established at closing and will be secured by cross-collateralized mortgages on up to 14 of the malls securing the Mortgage Loans and the two malls securing the $110.0 million GECRE mortgage loan. Closing of this planned Permanent Loan is expected to occur on or about August 28, 1998. The interest rate on the new permanent loan will be set within one week of closing and will be based on certain market conditions at that time. Based on current market conditions the effective interest rate on the new loan, including amortization of deferred financing costs, would be lower than the average effective interest rate on the loans that are being repaid. In connection with the Permanent Loan, in November 1997, the Company made a $6.0 million interest-bearing good-faith deposit with GECRE, and in July and August 1998, the Company made $12.2 million in non-interest bearing rate lock deposits with GECRE. These deposits are refundable at closing; however, subject to certain conditions and limitations, the deposits could be forfeited should the Company not consummate the Permanent Loan with GECRE.

Secured Term Loans and Lines of Credit

At June 30, 1998, the Company had one secured term loan outstanding totaling $30.0 million, which matures in September 1998. At June 30, 1998, the Company had $165.6 million in available revolving lines of credit, which includes the $150.0 million credit facility with GECRE described above, of which $69.4 million and $0.0 million were outstanding at June 30, 1998 and December 31, 1997, respectively. Of the total lines available, $100 million is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired properties. Any properties so acquired will be mortgaged to secure the borrowings under this line. The remaining $65.6 million in credit lines consists of (i) a $50.0 million line secured by cross collateralized mortgages on four of the Company's mall properties, (ii) a $5.6 million line with a bank secured by a mortgage on the Company's headquarters office building and which is renewable annually on April 30, and (iii) a $10.0 million unsecured line of credit with a related party. Amounts may be borrowed under the $65.6 million credit lines for general corporate purposes.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended June 30, 1998.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans related to eight of the Operating Partnership properties (aggregate principal outstanding of $410.3 million at June 30, 1998) have fixed interest rates ranging from 0% to 9.625%. The weighted average interest rate on this fixed-rate debt at June 30, 1998 and 1997 was 7.51% and 7.70%, respectively. The weighted average interest rate during the three months ended June 30, 1998 and 1997 was 7.53% and 7.82%, respectively.

All of the remaining loans (aggregate principal outstanding of $214.0 million at June 30, 1998) have variable rated debt based on spreads ranging from 1.60% to 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rated debt at June 30, 1998, and 1997 was 7.53%, and 8.05%, respectively. The weighted average interest rate during the three months ended June 30, 1998 and 1997 was 7.49% and 8.01%, respectively.

Debt Maturities

As of June 30, 1998, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      Period/Year Ending
      December  31,
      1998 (six months)                       $     115,702
      1999 (year)                                   113,552
      2000 (year)                                   103,759
      2001 (year)                                    72,453
      2002 (year)                                    32,314
         Thereafter                                 186,562
         Net                                  $     624,342

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. FAS No.130 has no impact on the Company's financial statements, as the Company's comprehensive income is equal to its net income at June 30, 1998. The Company will adopt FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and FAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" in the fourth quarter of 1998. Neither of these new standards is expected to have a material effect on the Company's consolidated financial statements.

On May 21, 1998 the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. The Company's current accounting method, which was fully acceptable under GAAP, recognizes percentage rent when a tenant's achievement of its sales breakpoint is considered  probable.  This EITF consensus can be implemented on  a  prospective basis, or retroactively as a change in accounting method. The Company's adoption of the consensus on a prospective basis for the quarter ended June 30, 1998 was not material. However, the Company is evaluating the effect of EITF 98-9 as a change in accounting method and plans to implement the EITF consensus as a change in accounting method in the quarter ending September 30, 1998. Excluding a one-time cumulative catch-up adjustment, the new accounting method is not expected to materially effect the amount of percentage rent income on an annual basis but may impact the recognition of percentage rent income on an interim quarterly basis.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The impact of FAS No. 133 on the Company's results of operations at June 30, 1998 is immaterial.

NOTE 5 - MALL ACQUISITIONS AND DISPOSITIONS

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

Also, with respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represent approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. In July 1998 the Company sold Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, to an unrelated third party. The aggregate purchase price was $12.2 million. The Company received $8.5 million in cash, net of closing costs, and issued a $3.5 million one-year 9.5% mortgage to the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. Gain on the sale of approximately $1.3 million has been deferred until all conditions for profit recognition under FASB 66 are satisfied.

The Company acquired two regional shopping malls in May 1998: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 384,000 and 456,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which includes 10 acres of vacant land available for future development. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties.

In addition, in May 1998 the Company acquired a 171,695 square foot shopping center located in Lewistown, Pennsylvania, for $4.5 million from Crown American Enterprises (a related party). The Company has managed this property since its inception. The major tenants include a Weis Markets and a small JCPenney unit. The purchase was funded through assumption of an existing mortgage of approximately $3.7 million and the remainder from the issuance of approximately 80,000 Operating Partnership units.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 30, 1998.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 1998 and 1997. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 13.

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



                                   Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                      1998       1997          1998      1997
Selected Financial Data:

EBITDA (1 & 3)                     $  23,670  $  21,138    $  46,464 $  41,792
Funds from Operations (FFO)
(2 & 3):
Net Income (loss)                  $   2,171  $ (1,048)    $   4,381 $ (2,317)
Adjustments:
Minority interest in Operating         (486)      (359)        (948)     (793)
Partnership
Depreciation and amortization -       10,354      9,623       20,423    19,815
real estate
Operating covenant amortization          657        657        1,315     1,315
Cash flow support                        934        886        1,926     1,676
Extraordinary loss on early                         732                    732
extinguishment of debt
Funds from Operations, before         13,630     10,491       27,097    20,428
allocations to minority
interests and preferred shares
Less:
Amount allocable to preferred          3,437                   6,875
shares

Amount allocable to minority           2,775      2,667        5,500     5,198
interest
Funds from Operations applicable   $   7,418  $   7,824    $  14,722 $  15,230
to common shares

Average common shares outstanding     26,476     27,685       26,476    27,657
(000)

Cash Flows:
Net cash provided by operating     $   7,844  $   2,364    $  19,820  $ 12,257
activities
Net cash (used in) investing       $(63,171)  $(12,736)    $ (70,214) $ (17,684)
activities
Net cash provided by financing     $  52,971  $   8,122    $  45,301  $  1,405
activities


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


Comparison of Six and Three Months Ended June 30, 1998 to the corresponding periods in 1997

- Revenues

For the first six months of 1998, revenues totaled $69.6 million, an increase of 12 percent, compared to $61.9 million for the same period of 1997. Of the total revenue increase of $7.7 million, $4.1 million came from the four acquisitions (noted below) and $3.6 million was attributed to existing properties, primarily in mall shop base and percentage rent.

Total revenues for the second quarter of 1998 were $35.3 million, up $4.3 million, or 14 percent, from $31.0 million in the same period of 1997. The four recently acquired properties - Valley Mall (acquired in November 1997) and
Jacksonville, Crossroads, and Greater Lewistown (all acquired in May 1998) accounted for $2.6 million of the total increase, with $1.7 million arising from the existing properties, mainly in mall shop base and percentage rent.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first six months of 1998 were $23.8 million, or $3.0 million higher than the corresponding period in 1997. This increase primarily consisted of $1.1 million of operating costs associated with the recently acquired properties and $0.9 million of increased real estate tax expense. Depreciation and amortization expense increased by $0.7 million in the first six months of 1998 compared to 1997, primarily due to the addition of the four newly acquired properties.

Recoverable and non-recoverable mall operating costs for the second quarter of 1998 were $11.8 million compared to $10.3 million for the second quarter of 1997, an increase of $1.5 million. $0.7 million of this increase was due to the four recently acquired properties and $0.7 million was due to increased real estate taxes.

- General, Administrative and Interest Expenses:

For the first six months of 1998, general and administrative expenses totaled $2.4 million, or $0.3 million higher than the same period in 1997. This increase was primarily due to higher net leasing costs. Interest expense decreased by $1.7 million in the first six months of 1998 compared to 1997 primarily as a result of the paydown of debt associated with the preferred share offering in the third quarter of 1997 (see Note 2).

General and administrative costs for the second quarter of 1998 totaled $1.1 million, an increase of $0.2 million over the second quarter of 1997. Interest expense for the second quarter of 1998 was $10.9 million, approximately $0.6 million lower than the corresponding period of 1997.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $0.9 million for the first six months of 1998, an increase of $0.4 million over the same period of 1997. For the second quarter of 1998, gain on outparcel sales was $0.3 million, or even with the second quarter of 1997.

- Net Income (loss):

For the first six months of 1998, the Company reported net income of $4.4 million compared to a net loss of $2.3 million for the first six months of 1997. After deducting preferred dividends, there was a net loss applicable to common shares for the first six months of 1998 of $2.5 million. There were no preferred dividends in the first six months of 1997.

For the second quarter of 1998, the Company's net income was $2.2 million. This compares to a net loss of $1.0 million for the second quarter of 1997. After deducting preferred dividends, there was a net loss in the second quarter applicable to common shares of $1.3 million.

- Funds from Operations:

For the first six months of 1998, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $27.1 million compared to $20.4 million in the first six months of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $14.7 million compared to $15.2 million in the first six months of 1997. The increase in FFO before allocations to minority interest and preferred dividends during the first six months was mainly due to the following: FFO contributed from core mall operations was up $4.9 million, or 13.6 percent; the four recently acquired properties accounted for $3.0 million of this increase. Interest expense was lower by $1.7 million due to lower average outstanding balances and lower average rates. Gain on outparcel land sales was higher by $0.4 million. These increases were offset by higher general and administrative expenses of $0.3 million and by higher preferred dividends of $6.9 million; the preferred shares were not outstanding in the first six months of 1997.

For the quarter ended June 30, 1998, FFO before allocations to minority interest and to preferred dividends was $13.6 million, up from $10.5 million in the same quarter of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $7.4 million compared to $7.8 million in the same quarter of 1997. The increase in FFO before allocations to minority interest and preferred dividends during the second quarter was mainly due to the following: FFO contributed from core mall operations was up $2.9 million, or
13.3 percent; Valley Mall (acquired in November 1997) and Jacksonville Mall, Crossroads Mall, and Greater Lewistown (all acquired in May 1998) accounted for $1.9 million of the total increase in core mall operations. Interest expense was lower by $0.6 million due to lower average balances and lower average rates compared to the second quarter of 1997. These positive variances were offset by higher general and administrative expenses of $0.4 million due to increased costs (primarily for leasing) partially reduced by higher capitalization of leasing costs, and by higher preferred dividends of $3.4 million as the preferred shares were not outstanding in the second quarter of 1997.

EBITDA

For the six months ended June 30, 1998, EBITDA was $46.5 million compared to $41.8 million for the same period in 1997, an increase of 11%.

For the second quarter of 1998, EBITDA was $23.7 million compared to $21.1 million in 1997, an increase of 12%. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

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

As of June 30, 1998 the scheduled principal payments on all debt are as follows:
$115.7 million for the six months ending December 31, 1998, and $113.6 million; $103.8 million; $72.4 million; and $32.3 million in the years ending December 31, 1999 through 2002, respectively, and $186.5 million thereafter. Based on the planned refinancing with GECRE in August 1998, the pro-forma scheduled principal payments would be as follows: $5.1 million for the six months ended December 31, 1998; $3.6 million, $6.0 million, $63.1 million, and $39.9 million for the years ended December 31, 1999 to 2002, respectively; and $534.7 million after December 31, 2002. The total outstanding debt on a pro-forma basis would be $652.3 million. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1997, 1996, and 1995 were 2.04 to 1,
2.08 to 1, and 2.13 to 1, respectively.

Management of the Company is continuing to evaluate the Company's exposure to the Year 2000 issue, which relates to the ability of electronic equipment, computer hardware and software to properly handle dates on or after January 1, 2000. Management believes that the cost to replace certain electronic and computer equipment and to reprogram certain software used within the Company will not be material to the Company's results of operations. However, it is possible that there could be adverse consequences to the Company as a result of Year 2000 issues that are outside the Company's control. Management is in the preliminary stages of evaluating these issues and will be developing contingency plans. At this point management is unable to estimate the ultimate impact that the Year 2000 issue will have on the Company's results of operations and financial condition.

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

Shareholder litigation

On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on July 30, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

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

The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated actions. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of both the consolidated action and the Warden action. These motions have not yet been decided.

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

Tenant litigation

In July 1997 The Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores seeking to enjoin the development of a Kaufmann's Department Store at Nittany Mall. Bon-Ton claimed that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown and May's motion for declaratory judgment. Bon-Ton has appealed to the Pennsylvania Superior Court. The appeal is pending and has not yet been argued. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

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

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 29, 1998 for the purpose of considering and acting on the following proposals:

       1. Election of persons (Donald F. Mazziotti and John M. Kriak) to serve as Trustees for a three-year term.

      The proposals were described in a proxy statement dated March 30, 1998. A quorum was present at the meeting, and the two proposals were approved.

      The holders of 99% of the Common Shares which were present in person or by proxy at the Annual Meeting voted for the election of Donald F. Mazziotti and John M. Kriak as Trustees of the Company for three-year terms expiring at the annual meeting of shareholders in 2001.

       There were no other nominees for election as a Trustee for a three-year term expiring at the annual meeting of shareholders in 2001. Accordingly, Donald F. Mazziotti and John M. Kriak were elected as Trustees of the Company for a three-year term expiring at the annual meeting of shareholders in 2001.

Item 5:    Other Information

       On July 29, 1998, the Company issued its regular quarterly earnings release and its Second Quarter 1998 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

        Exhibit 99 (a) - Press release dated July 29, 1998
        Exhibit 99 (b) - Second  Quarter  1998  Supplemental  Financial  and
                         Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


      SIGNATURES


      Pursuant  to the requirements of the Securities Exchange Act of 1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      August 14, 1998              CROWN AMERICAN REALTY TRUST

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


Date:      August 14 , 1998             CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                         Mark E. Pasquerilla
                                              President
                                  (Authorized Officer of the Registrant
                                       and Principal Operating Officer)


Date:      August 14, 1998              CROWN AMERICAN REALTY TRUST

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



Date:      August 14 , 1998             CROWN AMERICAN REALTY TRUST

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
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Wednesday, July 29, 1998

                       CROWN AMERICAN REALTY TRUST REPORTS
           MALL SHOP LEASING SET RECORD - UP 71 PERCENT IN FIRST HALF
           CORE MALL OPERATIONS UP 13.3 PERCENT FOR THE SECOND QUARTER
                       AND 11.4 PERCENT IN THE FIRST HALF
                 FIRST HALF FFO RESULTS UP TWO PERCENT OVER 1997


     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended June 30, 1998. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                             _______________________

     "Operating performance in the second quarter showed continued strength" stated Crown American President, Mark E. Pasquerilla. "Funds from Operations ("FFO") contributed from core mall operations (before interest, land sales, G&A, and any non-recurring items) was up $2.9 million, or 13.3 percent, in the second quarter compared to 1997, of which nearly $1.0 million (4.4 percent) was from existing properties and $1.9 million (8.9 percent) from recently acquired properties. The improvement in core mall operating results relates primarily to improved mall shop base and percentage rents, which were up over 10 percent in the second quarter from the existing properties before the impact of the recent acquisitions. The Company also achieved all-time records for leasing in the second quarter and first half with $12.4 million in annual base rents in the second quarter and $17.5 million in the first half, up 71 percent from the first half of 1997. Mall shop occupancy increased to 81 percent at June 30, 1998 compared to 79 percent at March 31, 1998 and 77 percent at June 30, 1997. As we have reported in prior quarters, the transformation that we have effected in our properties during the last several years has begun to bear fruit. In addition to the improved core mall results, interest expense in the quarter was also lower by $0.55 million ($0.015 per share). After preferred dividends of $3.4 million, FFO for the second quarter was $0.28 per share, the same as the second quarter of 1997, and slightly exceeding consensus analyst estimates for the quarter."

     Pasquerilla continued, "Comparable mall shop sales also continued to show strength, up 8.2 percent in the first half compared to 1997. This sales growth reflects the shopper drawing power of stronger anchors, such as May Company and the revitalized Bon-Ton, that have been added to the portfolio in recent years and the stronger mall shop tenants that also have been added. One example is The Gap, America's top mall-based specialty retailer. The Gap continues to grow its presence in the Crown portfolio, signing leases of 104,500 square feet in 1998, including four Old Navy's, three Gap Stores, and expansions of two existing Gap stores. The Gap consistently produces about $400 per square foot in annual sales."

     Pasquerilla concluded, "We are very pleased with our second quarter and first half results which reflect the positive momentum that began in 1997 from mall shop leasing, plus the accretive impact from each of our acquired properties. Looking ahead, we continue to see modest FFO growth in the second half of 1998 compared to 1997, as some of the new leases begin to open and from our recent acquisitions. However, due to timing of expected future land sale closings and also due to our increased focus on out-parcel development and leasing, gain on land sales for the remainder of this year is now expected to be minimal. In 1999 we see accelerating FFO growth from the full year effect of mall shop leasing and our various mall expansions and acquisitions."

                              Dividend Information

     For the quarter ended June 30, 1998, the Board of Trustees declared regular quarterly dividends of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable September 11, 1998 to shareholders of record on August 28, 1998.

                              Financial Information

     For the quarter ended June 30, 1998, the Company reports that Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $13.6 million, up from $10.5 million in the same quarter of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $7.4 million, or $0.28 per share, compared to $7.8 million, or $0.28 per share, in the same quarter of 1997. The increase in FFO before allocations to minority interest and preferred dividends during the second quarter was mainly due to the following: FFO contributed from core mall operations was up $2.9 million ($0.08 per share), or 13.3 percent; Valley Mall (acquired in November
1997) and Jacksonville Mall, Crossroads Mall, and Greater Lewistown (all acquired in May 1998) accounted for $1.9 million ($0.05 per share) of the total increase in core mall operations. Interest expense was lower by $0.6 million ($0.02 per share) due to lower average balances and lower average rates compared to the second quarter of 1997. These positive variances were offset by higher general and administrative expenses of $0.4 million ($0.01 per share) due to increased costs (primarily for leasing) partially reduced by higher capitalization of leasing costs, and by higher preferred dividends of $3.4 million ($0.09 per share) as the preferred shares were not outstanding in the second quarter of 1997. FFO per share in the second quarter was also positively impacted by $0.005 due to fewer outstanding shares in 1998.

     Total revenues for the second quarter of 1998 were $35.3 million, up $4.3 million, or 14 percent, from $31.0 million in the same period in 1997. The four recently acquired properties accounted for $2.6 million of the total increase with $1.7 million arising from the existing properties, mainly in mall shop base and percentage rent.

     For the second quarter of 1998 the Company reported net income of $2.2 million. This compares to a net loss of $1.0 million for the second quarter of 1997. After deducting preferred dividends, there was a net loss in the second quarter applicable to common shares of $1.3 million, or $0.05 per share. This compares to a net loss of $1.0 million, or $0.03 per share applicable to common shares for the second quarter of 1997.

     For the first six months of 1998, FFO before allocations to minority interest and to preferred dividends was $27.1 million, or $0.56 per share, as compared to $20.4 million, or $0.55 per share for the same period in 1997. Total revenues for the first six months of 1998 were $69.6 million compared to $61.9 million for the same period in 1997.

     On May 21, 1998 the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. The Company's current accounting method, which was fully acceptable under GAAP, recognizes percentage rent when a tenant's achievement of its sales breakpoint is considered probable. This EITF consensus can be implemented on a prospective basis, or retroactively as a change in accounting method. The Company's adoption of the consensus on a prospective basis for the quarter ended June 30, 1998 was not material. However, the Company is evaluating the effect of EITF 98-9 as a change in accounting method and expects to implement the EITF consensus as a change in accounting method in the quarter ending September 30, 1998. Excluding a one-time cumulative catch-up adjustment (non-FFO), the new accounting method is not expected to materially effect the amount of percentage rent income on an annual basis but may have a larger impact on the recognition of percentage rent income on an interim quarterly basis.

                              Operating Information

During the second quarter of 1998, leases for 686,000 square feet of mall shops were signed resulting in $12.1 million in annual base rental income. This compares to 182,000 square feet for $3.7 million during the same period in 1997, a 227 percent increase based on annual rental income. A total of 264 leases were signed, which included 131 renewals and 133 new leases. For the six months ended June 30, 1998, the average rent for mall shop leases signed was $18.32 per square foot compared with $20.53 for the same period in 1997. The average rents per square foot were $19.30 for new leases and $17.38 for renewals in the first six months of 1998 compared with $23.17 and $18.43, respectively in 1997.

Also during the second quarter of 1998, leases for 35,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $324,000 in annual base rental income.

The average mall shop base rent of the portfolio at June 30, 1998 was $16.95 per square foot, up 5 percent compared to $16.13 per square foot at June 30, 1997. This is the 19th consecutive quarter that average mall shop base rent has increased.

Mall shop occupancy was 81 percent at June 30, 1998, up from 79 percent reported at March 31, 1998, and up from 77 percent reported at June 30, 1997.

Comparable mall shop sales for the second quarter of 1998 were $100.52 per square foot, an 8.2 percent increase over the $92.88 per square foot reported for the second quarter of 1998. The 1998 sales include Valley Mall which was acquired in November 1997.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.4 percent as of June 30, 1998, as compared to 10.7 percent as of June 30, 1997.

Seasonal and temporary leasing income for the first half of 1998 amounted to $3.4 million, a four percent increase over the same period in 1997.

                                   Financings

We are proceeding with a $465 million ten-year loan with GE Capital Real Estate (GECRE), a subsidiary of GE Capital Corporation. Closing is scheduled for late August 1998. The proceeds from the loan will be used primarily to (1) refinance $420 million of existing loans, including the Company's existing $280.6 million REMIC, (2) pay for expansion and redevelopment of the Patrick Henry Mall (Newport News, VA), Nittany Mall (State College, PA) and various other Crown malls, and (3) pay loan transaction costs, prepayment penalties, and related loan reserves. The loan is interest only for the first two years and has 25-year amortization during the final eight years. Moody's and S&P have both rated the loan, which is secured by the underlying portfolio of 15 malls, as investment grade.

                            Acquisitions/Dispositions

Greater Lewistown Plaza, a 171,695 square foot shopping center in Lewistown, Pa. was acquired for $4.5 million in June. The Company had been managing this property for a number of years. The transaction involved the assumption of the current $3.7 million mortgage and issuance of operating partnership units valued at approximately $0.8 million. The property had been owned by a general partnership in which Frank Pasquerilla and Crown American Enterprises were the sole general partners. JCPenney, Weis Market and Comet Foods anchor the shopping facility.

Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, located in Fairmont, West Virginia, was sold in July to an unrelated third party. The aggregate purchase price was $12.25 million. The Company received $8.5 million in cash, less closing costs, and issued a $3.5 million one-year 9.5 percent mortgage to the purchaser, secured by a first mortgage on the outparcels and vacant land and a second mortgage on the mall. Gain of approximately $1.3 million has been deferred until all conditions for profit recognition under FASB 66 are satisfied.

                              Expansion/Renovations

In early July, work began on a major expansion and renovation on Franklin Mall (Washington, Pa.) The project will include the addition of a new 140,000 square foot Kaufmann's department store, a new 14-screen Hollywood Theater, a relocation of the existing food court and a complete mall renovation. As part of the redevelopment of this project, the mall is being renamed Washington Crown Center. Construction is expected to be completed in Fall 1999. The project costs are expected to be funded under a bank construction loan.

Construction has also begun on an expansion of Valley Mall (Hagerstown, Md.). A new wing is being added to the mall to accommodate a new 120,000 square foot Hecht's department store, a 16-screen R/C Theatres complex, a new food court and additional mall shop space. A fall 1999 opening is planned. Crown American acquired Valley Mall in November 1997.

Work on a major expansion at Patrick Henry Mall (Newport News, Va.) is nearing completion. The May Department Stores Company is adding a new 140,000 square foot Hecht's department store, scheduled for a November 1998 opening. In addition, tenants in the newly added 29,000 square feet of additional mall shop space are beginning to open.

Construction is continuing at Nittany Mall (State College, Pa.) where The May Department Stores Company is building a 95,000 square foot Kaufmann's department store that is expected to open in Spring 1999. Kaufmann's is replacing Value City at that location and is responsible for the construction costs of its new store.

At Martinsburg Mall (Martinsburg, WV) work is nearing completion to more than double the Wal-Mart store. The existing 90,000 square foot store will grow to a 204,000 square foot Wal-Mart super-center expected to open in August 1998. Wal-Mart is responsible for the construction costs of this project.

                    Multi-Screen Theater and Other Additions

U.S. Factory Outlets will open a 53,000 square foot store this Fall in the former Hess's department store location in Schuylkill Mall (Frackville, Pa.). This will be the first Pennsylvania location for the New York City-based retailer.

At West Manchester Mall (York, Pa.) construction is continuing on the addition of a 13-screen Regal Cinema. The 43,400 square foot theater is planning an August 1998 opening.

Construction is continuing at Oak Ridge Mall (Oak Ridge, Tenn.) where a new 14-screen 50,000 square foot Cinemark Theater is under construction, with a late 1998 planned opening.

                             _______________________

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 regional shopping malls.

     Selected financial data follows for Crown American Realty Trust for the three and six months ended June 30, 1998. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.

     This news release contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted
with accuracy.   Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expenses increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.


EXHBIT 99 (b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA (unaudited)

                           Three Months Ended         Six Months Ended
                                June 30,                 June 30,
                             1998 vs. 1997             1998 vs.  1997
                             (in thousands, except per share data)

FINANCIAL AND ANALYTICAL DATA:
Total FFO - Incr (decr) $ 000          $ per share    $ 000         $ per share
-  1998 compared to 1997:

Base and percentage     $      1,582   $       0.043  $      2,575  $      0.071
rents from anchors and
mall shops
Temporary and promotional      (128)         (0.004)         (66)        (0.002)
leasing income
Mall operating costs,          (704)         (0.019)        (1,044)      (0.029)
net of tenant recovery
income
Utility and misc. mall            86          0.002           209          0.006
income, equity in joint
venture
Straight line rental             123          0.003           244          0.007
income
Core mall operations             959          0.025         1,918          0.053
-same properties
Impact of Valley,              1,929          0.053         3,006          0.083
Jacksonville, &
Crossroads Malls;
Lewistown
Core mall operations -         2,888          0.078         4,924          0.136
all properties

Property admin. and            (347)         (0.009)        (521)        (0.015)
general & admin. expenses
Cash flow support earned          48          0.001           250          0.007
Interest expense                 554          0.015         1,659          0.046
Gain on sale of                   42          0.001           365          0.010
outparcel land
Fee income on sales of            30          0.001            76          0.002
non-company properties
Lease buyout income             (76)         (0.002)         (84)        (0.002)
Impact on per share                           0.005                        0.010
amount from changes in
the number of common
shares and units outstanding
Change before pref'd           3,139          0.090         6,669          0.194
div's and minority interest
Allocation to preferred        (3,437)        (0.094)     (6,875)        (0.189)
shareholders (preferred
dividends)
Allocation to minority         (108)                        (302)
interest in Operating
Partnership
Rounding to whole cents                       0.004                        0.005
Change in FFO allocable $      (406)   $              $      (508)  $      0.010
to common shareholders

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                               1998           1997         1998          1997
Funds from Operations
($000
except per share data):
Net income (loss)       $      2,171   $     (1,048)  $     4,381  $     (2,317)
Adjustments:
Minority Interest in           (486)          (359)         (948)          (793)
Operating Partnership
Depreciation and              10,354          9,623        20,423         19,815
amortization -
real estate
Operating covenant               657            657         1,315          1,315
amortization
Cash flow support                934            886         1,926          1,676
amounts
Extraordinary loss on                           732                          732
early extinguishment
of debt
FFO before allocations         13,630         10,491       27,097         20,428
to minority interest and
pref'd shares
Allocation to preferred       (3,437)                     (6,875)
shareholders (preferred
dividends)
Allocation to minority        (2,775)        (2,667)      (5,500)        (5,198)
interest in Operating
Partnership
FFO allocable to common $       7,418  $       7,824  $    14,722  $      15,230
shares
FFO per common share    $        0.28  $        0.28  $      0.56  $        0.55

Average shares                 26,476         27,685       26,476         27,657
outstanding during
the period
Shares outstanding at          26,476         27,721       26,476         27,721
period end

Avg. partnership units         36,380         37,124       36,366         37,096
and shares outstanding
during period
Partnership units and          36,433         37,160       36,433         37,160
shares outstanding at
period end

Components of Minimum
Rents:
Anchor - contractual or $      6,039   $       5,723  $    11,638    $    11,235
base rents
Mall shops -                   17,322         14,563       33,396         29,140
contractual or base rents
Straight line rental             134            (7)           272           (78)
income
Ground lease -                   549            374           986            750
contractual or base rents
Lease buyout income                4             80             4             88
Operating covenant             (657)          (657)       (1,315)        (1,315)
amortization
Total minimum rents     $     23,391   $     20,076   $    44,981    $    39,820
Components of
Percentage Rents:
Anchors                 $        688   $        626   $     1,491    $     1,405
Mall shops and ground            656            504         1,565          1,203
leases
                        $      1,344   $      1,130   $     3,056    $     2,608



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA (unaudited)

                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                          1998       1997        1998     1997
                                          (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land)
 before interest, taxes and all      $ 23,670    $ 21,138    $ 46,464  $ 41,792
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end        $ 410,334   $ 417,883   $ 410,334  $417,883
Variable rate debt at period end       214,008     168,216     214,008   168,216
Total debt at period end             $ 624,342   $ 586,099   $ 624,342  $586,099

Weighted avg. interest rate on fixed      7.5%       7.8%        7.5%      7.8%
rate debt for the period
Weighted avg. interest rate on            7.5%       8.1%        7.5%      8.0%
variable
rate debt for the period

Total interest expense for period    $  10,906   $  11,460   $  21,161  $ 22,820
Amort. of deferred debt cost for           868         836       1,727     1,685
period
(incl. in interest exp)
Capitalized interest costs during          744         656       1,295     1,265
period

Capital Expenditures Incurred:

Allowances for mall shop tenants      $   4,154   $  1,801   $   6,513  $  2,655
Allowances for anchors tenants                       2,598                 2,873
Leasing costs and commissions             1,188      1,123       2,346     1,561
Expansions and major renovations          7,574      7,264      11,100    10,745
Acquisition of operating properties      64,973                 64,973
All other capital expenditures              669        171       1,066       270
(included
in Other Assets)
Total Capital Expenditures during the $  78,558   $ 12,957   $  85,998  $18,104
period


OPERATING DATA:

Mall shop GLA at period end (000 sq.                              5,898    5,243
ft.)

Occupancy percentage at period end                                81%       77%

Comp. Store Mall shop sales - 6                             $  100.52  $   92.88
months
(per sq. ft.)

Mall shop occupancy cost percentage                             10.4%     10.7%
at
period end

Average mall shop base rent at period                       $   16.95  $   16.13
end (per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                358         81         442       174
New leases - $ per sq. ft.           $   18.58   $  23.46   $   19.30  $   23.17
Number of new leases signed.               133         48         188       105

Renewal leases - sq. feet (000)            328        101         458       218
Renewal leases - $ per sq. ft.       $   16.59   $  17.81   $   17.38  $   18.43
Number of renewal leases signed.           131         48         206       104

Tenant Allowances for leases signed
during the period:
   First Generation Space - per      $   24.15   $  42.08   $   23.17  $   32.69
sq. ft.
   Second Generation Space - per     $   13.88   $   7.48   $   12.87  $    5.86
sq. ft.
Leases Signed during the period by:
   First Generation Space - sq. feet        26         39          32        55
(000)
   Second Generation Space - sq. feet      660        143         868       337
(000)



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE TWELVE MONTHS ENDED JUNE 30, 1998


                                 PERCENT OF  NUMBER OF   TOTAL
                                    TOTAL   OPEN STORES  SQ FT
          TENANT           NOTES  REVENUES  AT JUNE 30  OCCUPIED

SEARS, ROEBUCK AND CO.              6.7%        21     2,099,639
J C PENNEY INC.             (1)     5.0%        27     1,835,167
THE BON-TON                         3.5%        18     1,182,922
THE LIMITED STORES INC.     (2)     4.2%        51       374,503
F.W. WOOLWORTH              (3)     3.6%        83       234,048
MAY DEPARTMENT STORES CO.           1.7%         8       382,640
CHARMING SHOPS              (4)     1.7%        22       193,843
SHOE SHOW OF ROCKY MT.              1.5%        25       112,906
INC.
HALLMARK-OWNED STORES               1.7%        28       101,249
DEB SHOPS, INC.                     1.0%        16        99,316
INTIMATE BRANDS, INC.       (5)     1.8%        31        97,799
CAMELOT, INC.               (6)     1.8%        22        92,618
VALUE CITY DEPARTMENT               1.3%         5        91,447
STORES
CONSOLIDATED STORES         (7)     1.4%        25        82,571
WALDEN BOOK CO., INC.               1.5%        23        79,522
PAYLESS SHOESOURCE INC.             1.2%        24        79,246
WAL-MART STORES                     1.2%         3        75,509
K-MART CORPORATION                  1.0%         3        72,222
TANDY CORPORATION           (8)     1.0%        27        65,726
THE GAP                             1.0%        10        58,164
MORAY INC.                  (9)     0.9%        14        53,350
THE FINISH LINE, INC.               0.7%        12        46,869
GENERAL NUTRITION INC.              0.8%        27        40,782
STERLING                            0.9%        19        22,169
PIERCING PAGODA                     0.7%        32         5,665

                                    47.8%              7,579,892

Notes:
(1)  Includes 20 J.C. Penney department stores and 7 Eckerd stores.
(2) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(3)  Includes Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker,
     Champs, and Northern Reflections.
(4)  Operates as the Fashion Bug and Fashion Bug Plus stores.
(5)  Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(6)  Recently acquired The Wall Music Inc.
(7)  Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.
(8)  Operates as Radio Shack
(9)  Operates as B. Moss



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                      1998        1997       1998        1997
                                      (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                     $   23,391  $   20,076   $  44,981   $  39,820
Percentage rent                       1,344       1,130       3,056       2,608
Property operating cost               7,934       7,298      16,020      14,437
recoveries
Temporary and promotional             1,585       1,607       3,395       3,262
leasing
Net utility income                      695         681       1,591       1,413
Miscellaneous income                    314         194         528         319
                                     35,263      30,986      69,571      61,859

Property operating costs:
Recoverable operating costs          10,637       9,318      21,468      18,855
Property administrative costs           570         447       1,180       1,024
Other operating costs                   601         485       1,107         924
Depreciation and amortization        10,042       9,330      19,797      19,134
                                     21,850      19,580      43,552      39,937
                                     13,413      11,406      26,019      21,922
Other expenses:
General and administrative            1,137         894       2,359       2,049
Interest                             10,906      11,460      21,161      22,820
                                     12,043      12,354      23,520      24,869
                                      1,370       (948)       2,499     (2,947)

Property sales, disposals and
adjustments:
Gain on sale of outparcel land          315         273         934         569

Income (loss) before
extraordinary items
and minority interest                 1,685       (675)       3,433     (2,378)
Extraordinary loss on early                       (732)                   (732)
extinguishment of debt
Income (loss) before minority         1,685     (1,407)       3,433     (3,110)
interest
Minority interest in (income)
loss of
Operating Partnership                   486         359         948         793
Net income (loss)                     2,171     (1,048)       4,381     (2,317)
Dividends on preferred shares       (3,437)                 (6,875)
Net income (loss) applicable to
common shareholders              $  (1,266)  $  (1,048)   $ (2,494)   $ (2,317)

Per common share information:
Basic EPS:
(Loss) before extraordinary      $   (0.05)  $   (0.01)   $  (0.09)   $  (0.06)
item
Extraordinary item                               (0.02)                  (0.02)
Net (loss)                       $   (0.05)  $   (0.03)   $  (0.09)   $  (0.08)

Weighted average shares              26,476      27,685      26,476      27,657
outstanding (000)

Diluted EPS:
(Loss) before extraordinary      $   (0.05)  $   (0.01)   $  (0.09)   $  (0.06)
item
Extraordinary item                               (0.02)                  (0.02)
Net (loss)                       $   (0.05)  $   (0.03)   $  (0.09)   $  (0.08)

Weighted average shares              26,476      27,685      26,476      27,657
outstanding (000)



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTYTRUST
Consolidated Balance Sheets

                                                    June 30,        December 31,
                                                      1998             1997
                                                   (Unaudited)
                                                    (in thousands, except share
                                                        and per share data)
Assets

Income-producing properties:
Land                                               $   146,873      $    132,055
Buildings and improvements                             924,687           852,674
Deferred leasing and other charges                      41,961            39,912
Net                                                  1,113,521         1,024,641
Accumulated depreciation and amortization            (334,112)         (315,125)
Net                                                    779,409           709,516

Investment in joint venture                              5,878             5,808
Cash and cash equivalents, non-restricted                4,379             9,472
Restricted cash and escrow deposits                     18,050            14,237
Tenant and other receivables                            16,104            16,986
Deferred charges and other assets                       28,007            29,930
Net                                                $   851,827      $    785,949


Liabilities and Shareholders' Equity

Debt on income-producing properties                $   624,342      $    541,713
Accounts payable and other liabilities                  23,954            29,132
Net                                                    648,296           570,845

Minority interest in Operating Partnership              23,191            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,728,342
and 27,727,212 shares issued at June 30, 1998
and December 31, 1997, respectively                        277               277
Additional paid-in capital                             312,210           308,571
Accumulated deficit                                  (119,950)         (106,881)
Net                                                    192,562           201,992
Less common shares held in treasury at cost;
1,251,898 shares at both June 30, 1998 and
December 31, 1997                                     (12,222)          (12,222)
Net                                                    180,340           189,770
Net                                                $   851,827      $    785,949




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                       Six Months Ended June 30,
                                                          1998           1997
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $    4,381     $  (2,317)
Adjustments to reconcile net income (loss) to net
cash
provided by operating activities:
Minority interest in Operating Partnership                 (948)          (793)
Equity earnings in joint venture                           (255)          (255)
Depreciation and amortization                             23,499         22,897
Extraordinary loss on early extinguishment of debt                          732
Net changes in:
Tenant and other receivables                               2,807          3,314
Deferred charges and other assets                        (4,486)        (3,277)
Accounts payable and other liabilities                   (5,178)        (8,044)
Net cash provided by operating activities                 19,820         12,257

Cash flows from investing activities:
Investment in income properties                         (19,960)       (17,834)
Acquisition of enclosed malls                           (64,972)
Distributions from joint venture                                            150
Net cash (used in) investing activities                 (84,932)       (17,684)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                8            858
dividend
reinvestment plan
Proceeds from issuance of debt, net of issuance cost      94,215         77,435
Debt repayments                                         (12,788)       (62,049)
Dividends and distributions paid on common shares and   (14,541)       (14,839)
partnership units
Dividends paid on senior preferred shares                (6,875)
Net cash provided by financing activities                 60,019          1,405

Net (decrease) increase in cash and cash equivalents     (5,093)        (4,022)

Cash and cash equivalents, beginning of period             9,472          6,746

Cash and cash equivalents, end of period              $    4,379     $    2,724

Interest paid (net of capitalized amounts)            $   19,434     $   21,135
Interest capitalized                                  $    1,295     $    1,265

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital
that was prefunded in 1995.                           $              $    1,676
