Form 10-Q
period 1998-09-30
CROWN AMERICAN REALTY TRUST
filed 1998-11-13
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                        Commission file number:  1-12216

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

   As of October 15, 1998, 26,207,144 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


                Yes   X                                   No  ____


                           Crown American Realty Trust
                                    Form 10-Q
                For the Quarterly Period ended September 30, 1998

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                      Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                      Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1998

                      Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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

            Item 3:   Defaults Upon Senior Securities

            Item 4:   Submission of Matters to a Vote of Security Holders

            Item 5:   Other Information

            Item 6:   Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                      1998             1997
                                                   (Unaudited)
                                                   (in thousands, except share
                                                        and per share data)
Assets

Income-producing properties:
Land                                               $   145,773      $    132,055
Buildings and improvements                             926,102           852,674
Deferred leasing and other charges                      42,065            39,912
Net                                                  1,113,940         1,024,641
Accumulated depreciation and amortization            (337,776)         (315,125)
Net                                                    776,164           709,516
Other assets:
Investment in joint venture                              5,914             5,808
Cash and cash equivalents, non-restricted                5,006             9,472
Restricted cash and escrow deposits                     22,699            14,237
Tenant and other receivables                            13,617            16,986
Deferred charges and other assets                       33,487            29,930
Net                                                $   856,887      $    785,949


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties                $   658,604      $    541,713
Accounts payable and other liabilities                  31,028            29,132
Net                                                   689,632           570,845

Minority interest in Operating Partnership              13,376            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,741,542
and 27,727,212 shares issued at
September 30, 1998 and December 31, 1997,
respectively                                               277               277
Additional paid-in capital                             313,635           308,571
Accumulated deficit                                  (145,406)         (106,881)
Net                                                    168,531           201,992
Less common shares held in treasury at cost,
1,534,398 and 1,251,898 shares at  September 30,
1998 and December 31, 1997, respectively              (14,652)          (12,222)
Net                                                    153,879           189,770
Net                                                $   856,887      $    785,949

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                      1998         1997        1998         1997
                                        (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                       $  23,688   $  20,025   $  68,669    $ 59,845
Percentage rent                        1,333       1,290       4,389      3,898
Property operating cost                8,362       7,047      24,382     21,484
recoveries
Temporary and promotional leasing      1,715       1,613       5,110      4,875
Net utility income                       633         601       2,224      2,014
Miscellaneous income                     221         165         749        484
Net                                   35,952      30,741     105,523     92,600

Property operating costs:
Recoverable operating costs           10,969       9,681      32,437     28,536
Property administrative costs            548         502       1,728      1,526
Other operating costs                    539         457       1,646      1,381
Depreciation and amortization         11,038       9,396      30,835     28,530
Net                                   23,094      20,036      66,646     59,973
Net                                   12,858      10,705      38,877     32,627
Other expenses:
General and administrative             1,098       1,003       3,457      3,052
Interest                              11,780       9,644      32,941     32,464
Net                                   12,878      10,647      36,398     35,516
Net                                     (20)          58       2,479     (2,889)

Gain on sale of outparcel land                       399         934        968

Income (loss)  before
extraordinary item,minority
interest, and cumulative effect
of a change in accounting method        (20)         457       3,413     (1,921)
Extraordinary loss on early
extinguishment of debt              (22,512)       (631)    (22,512)     (1,363)
Cumulative effect on prior years
(to December 31, 1997) of a change
in accounting method                                         (1,703)
Income (loss) before minority       (22,532)       (174     (20,802)     (3,284)
interest
Minority interest in loss of           7,052        862        8,463      1,655
Operating Partnership
Net income (loss)                   (15,480)         688    (12,339)     (1,629)
Dividends on preferred shares        (3,438)     (3,208)    (10,313)     (3,208)
Net (loss) applicable to common   $ (18,918)   $ (2,520)  $ (22,652)   $ (4,837)
shares

Per common share data:
Basic EPS:
Income (loss)  before             $  (0.10)    $  (0.08)   $  (0.19)    $ (0.14)
extraordinary item
Extraordinary item                   (0.62)       (0.02)      (0.62)      (0.04)
Cumulative effect on prior years
of a change in accounting method                              (0.05)
Net income (loss)                 $  (0.72)    $  (0.10)   $  (0.86)    $ (0.18)

Diluted EPS:
Income (loss) before              $  (0.10)    $  (0.08)   $  (0.19)    $ (0.14)
extraordinary item
Extraordinary item                    (0.62)      (0.02)      (0.62)     (0.04)
Cumulative effect on prior years
of a change in accounting method                              (0.05)
Net income (loss)                  $  (0.72)    $  (0.10)  $  (0.86)    $ (0.18)

Basic & Diluted:
Weighted average shares               26,418      27,092      26,456     27,467
outstanding

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                   Common
                                   Shares       Senior
                                 Issued and    Preferred     Common
                                 Outstanding    Shares       Shares

                                          (in thousands)
Balance, December 31, 1997          26,475   $         25   $      277

Net proceeds from exercise of           14
stock options and dividend
reinvestment plan

Transfer in of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Purchase of common shares held        (282)
in treasury

Net income (loss)

Cumulative effect of a change
in accounting method

Dividends paid and accrued

Balance, September 30, 1998         26,207   $         25   $      277


                                                             Common
                                Additional                   Shares
                                 Paid in      Accumulated   Held in
                                 Capital       Deficit      Treasury      Total
                                                (in thousands)


Balance, December 31, 1997     $ 308,571   $  (106,881)   $ (12,222)  $  189,770

Net proceeds from exercise of
stock options and dividend
reinvestment plan                    132                                     132

Transfer in of limited
partner's interest in the
Operating Partnership              2,806                                   2,806

Capital contributions from
Crown Investments Trust:
Cash flow support                  2,126                                   2,126

Purchase of common shares held
in treasury                                                  (2,430)     (2,430)

Net income                                      (11,099)                (11,099)

Cumulative effect of a change
in accounting method                             (1,240)                 (1,240)

Dividends paid and accrued                      (26,186)                (26,186)

Balance, September 30, 1998    $  313,635   $  (145,406)   $ (14,652)  $ 153,879

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                        1998             1997
                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                   $  (12,339)      $   (1,629)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership              (8,463)          (1,655)
Gain on sale of office building
Equity earnings in joint venture                          (382)            (383)
Depreciation and amortization                            36,233           34,200
Extraordinary loss on early extinguishment of debt       22,512            1,363
Cumulative effect of a change in accounting method        1,703
Net changes in:
Tenant and other receivables                              1,675            3,081
Deferred charges and other assets                       (9,319)          (9,388)
Accounts payable and other liabilities                    4,530          (5,653)
Net cash provided by operating activities                36,150           19,936

Cash flows from investing activities:
Investment in income properties                        (34,626)         (27,082)
Acquisitions of operating properties                   (64,972)
Proceeds from sale of Middletown Mall                     8,148
Distributions from joint venture                                             150
Net cash (used in) investing activities                (91,450)         (26,932)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred                           118,723
shares
Net proceeds from exercise of stock options and
dividend reinvestment plan                                  132              921
Purchase of common shares held in treasury              (2,430)         (11,237)
Proceeds from issuance of debt, net of issuance         551,535           81,282
cost
Debt repayments                                       (469,176)        (120,832)
Dividends and distributions paid on common shares
and partnership units                                  (21,830)         (22,096)
Dividends paid on senior preferred shares              (10,313)          (2,483)
Cash flow support payments                                2,916
Net cash provided by financing activities                50,834           44,278

Net increase (decrease) in cash and cash                (4,466)           37,282
equivalents

Cash and cash equivalents, beginning of period            9,472            6,746

Cash and cash equivalents, end of period            $     5,006      $    44,028

Supplemental Cash Flow Information:
Interest paid (net of capitalized amounts)          $    30,547      $    30,965
Interest capitalized                                $     1,812      $     1,982

Non-cash financing activities:
Cash flow support credited to minority interest and
paid in capital that was prefunded in 1995.         $                $     2,742
Preferred dividends accrued, but unpaid as of       $                $       725
period end
Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions             $     4,479      $
Assumption of debt related to Greater Lewistown and $    14,718      $
Crossroads acquisitions

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

Simultaneously with the above transactions, the Financing Partnership borrowed through Kidder approximately $300 million of mortgage debt (the "Kidder Mortgage Loans") secured by its 15 enclosed shopping malls (see Note 4). The proceeds from $300 million of mortgage debt together with the proceeds of the equity offering were used to retire existing debt contributed with the Properties (see
Note 4). As described in Note 4, in August 1998 the Kidder Mortgage Loans were refinanced in their entirety.

As further described in Note 3, on July 3, 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial offering price of $50.00 per share.

As of September 30, 1998, the Properties consist of: (1) 26 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and
(4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated interim financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership, which in turn includes the Financing Partnership, and other special purpose partnerships or limited liabilities entities formed to hold acquired properties or for financing purposes (see Notes 4 and 6). The Company is the sole general partner in the
Operating Partnership, and at September 30, 1998, the Company held 100% of the preferred partnership interests (see Note 3) and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - CHANGE IN ACCOUNTING METHOD

On May 21, 1998 the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. The Company's previous accounting method, which was fully acceptable under Generally Accepted Accounting Principles ("GAAP"), recognized percentage rent on a pro-rata basis when a tenant's achievement of its sales breakpoint was considered probable. This EITF consensus can be implemented on a prospective basis, or retroactively as a change in accounting method.

During the third quarter of 1998, the Company implemented the EITF consensus as a change in accounting method and accordingly recorded as of January 1, 1998 a $1.7 million cumulative effect adjustment representing the change on prior years' percentage rent income of the new method of accounting. The impact on percentage rent income of the new method for the nine months ended September 30, 1998 was a reduction of percentage rents of about $80,000 from what would have been reported under the Company's previous method of accounting. This current year impact was recorded in the third quarter; the impact on the previously reported first and second quarters was immaterial.

NOTE 3 - PREFERRED SHARE OFFERING

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

The net proceeds to the Company were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds to repay $58.3 million of debt and to acquire Valley Mall for $32 million. In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1997 and September 30, 1998, the Company had repurchased 1,251,898 and 1,534,398 common shares, respectively, for an aggregate purchase price of $12.2 million and $14.7 million, respectively; these shares are currently held as treasury shares. Under the current Board resolution, the Company is authorized, but not obligated, to repurchase up to an additional 965,602 common shares. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a 1.0 to
1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EDITDA (as defined) (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio computed as of September 30, 1998, is 5.7 to 1 and accordingly no additional dividends were payable. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (as defined) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum.

NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                                          September 30, 1998   December 31, 1997

Mortgage loans                                  $  465,000          $  280,637
Permanent loans                                    128,852             229,417
Construction loans                                   4,608               1,659
Secured term loans and lines of credit              60,144              30,000
                                                $  658,604          $  541,713

Mortgage Loans

Concurrently with the offering of shares of the Company in 1993, the Financing Partnership borrowed an aggregate $300 million in mortgage debt through Kidder Peabody Mortgage Capital Corporation (collectively, the "Kidder Mortgage Loans"). In connection with obtaining a construction loan for rebuilding and expanding Logan Valley Mall, in December 1995 the Company repaid $19.4 million of the Kidder Mortgage Loans in order to release the Logan Valley Mall from the Kidder Mortgage Loans and Financing Partnership. No prepayment penalty was incurred. On August 28, 1998, the Company closed a $465 million 10-year mortgage with GE Capital Real Estate ("GECRE"). The gross proceeds from the new loan (the "GECRE Mortgage Loan") were used to refinance the $280.6 million Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and the $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECRE Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. In connection with the GECRE Mortgage Loan, in November 1997, the Company made a $6.0 million interest-bearing good-faith deposit with GECRE, and in July and August 1998, the Company made $12.2 million in non-interest bearing rate lock deposits with GECRE. These deposits were refunded at closing.

Financing Transactions with GE Capital Real Estate

In November 1997 the Company closed a $110 million interim mortgage loan and a $150 million secured credit facility with GECRE. The $110 million mortgage loan was placed through a new subsidiary, Crown American W L Associates, L.P., and was secured by Logan Valley and Wyoming Valley malls and bore interest at LIBOR plus 1.60%. The interim mortgage loan proceeds were primarily used to repay in full the existing $51.4 million construction loan on Logan Valley Mall and the existing $50.0 million mortgage loan on Wyoming Valley Mall. These two loans bore interest at LIBOR plus 2.375% and 1.75%, respectively. The interim mortgage loan was repaid as part of the refinancing in August 1998, as noted above.

 The $150 million secured credit facility consists of a $100 million acquisition line of credit and a $50 million working capital line of credit. The acquisition line is restricted solely for new property acquisitions and will be secured by mortgages on any properties acquired under the facility. The $50 million working capital line is secured by mortgages on four existing mall properties. As of September 30, 1998, $56.6 million was outstanding under these lines. Both lines have a 0.125% per annum commitment fee based on the unused amounts of the line, payable monthly; amounts borrowed will bear interest at LIBOR plus 2.35% and 1.95%, respectively, including servicing fee, with no required principal amortization. Both lines have a minimum initial term ending April 15, 1999 and can be extended to November 17, 2001 under renewal provisions so long as certain conditions are satisfied.

Permanent Loans

At September 30, 1998, permanent loans consisted of eight loans secured by seven properties with various maturities from October 1998 through June 2008. Included in permanent loans are (1) a $2.9 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006, and (2) a 4.5% Industrial Development Bond secured with a $1.3 million letter of credit. This letter of credit expires on April 30, 1999. Crown Holding has guaranteed one loan with a balance of $11.0 million as of September 30, 1998.

Construction Loans

In June 1997 the Company refinanced one construction loan with a new five-year permanent loan with a bank lender, together with a $6.0 million eighteen month construction loan facility that will convert to a three and one-half year permanent loan in 1999. This new construction loan relates to a theatre and other expansion construction at one of the Company's malls. The permanent loan bears fixed interest at 8.12% and the construction loan bears interest at LIBOR plus 2.00%.

Secured Term Loans and Lines of Credit

At September 30, 1998, the Company had $155.6 million in available revolving lines of credit, which includes the $150.0 million credit facility with GECRE described above. The total amounts outstanding under the lines were $60.1 million and $0.0 million at September 30, 1998 and December 31, 1997, respectively. Of the total lines available, $100 million is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired properties. Any properties so acquired will be mortgaged to secure the borrowings under this line. The remaining $55.6 million in credit lines consists of (i) a $50.0 million line secured by cross collateralized mortgages on four of the Company's mall properties (of which $28.6 million is outstanding at September 30, 1998), and (ii) a $5.6 million line with a bank secured by a mortgage on the Company's headquarters office building and which is renewable annually on April 30 (of which $3.5 million is outstanding at September 30, 1998). Amounts may be borrowed under the $55.6 million credit lines for general corporate purposes.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended September 30, 1998. Twenty of the Company's malls are mortgaged under the GECRE Mortgage Loan and the GECRE lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans and eight of the permanent loans (aggregate principal outstanding of $593.8 million at September 30, 1998) have fixed interest rates ranging from 0% to 9.625%. The weighted average interest rate on this fixed-rate debt at September 30, 1998 and 1997 was 7.65% and 7.66%, respectively. The weighted average interest rate during the three months ended September 30, 1998 and 1997 was 7.56% and 7.67%, respectively.

All of the remaining loans (aggregate principal outstanding of $64.8 million at September 30, 1998) have variable rated debt based on spreads ranging from 1.95% to 2.35% above 30 day LIBOR. The weighted average interest rate on the variable rated debt at September 30, 1998, and 1997 was 7.60%, and 7.77%, respectively. The weighted average interest rate during the three months ended September 30, 1998 and 1997 was 7.58% and 7.80%, respectively.

Debt Maturities

As of September 30, 1998, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

      Period/Year Ending
         December  31,
      1998 (three months)                     $        594
      1999 (year)                                    9,684
      2000 (year)                                    5,200
      2001 (year)                                   66,992
      2002 (year)                                   39,048
         Thereafter                                537,086
      Net                                     $    658,604

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. FAS No.130 has no impact on the Company's financial statements, as the Company's comprehensive income is equal to its net income at September 30, 1998. The Company will adopt FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the fourth quarter of 1998. This new standard is not expected to have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. The impact of FAS No. 133 on the Company's results of operations at September 30, 1998 is immaterial.

NOTE 6 - MALL ACQUISITIONS AND DISPOSITIONS

On November 17, 1997 the Company, through a new subsidiary, Crown American Acquisitions I, L.P., acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. The purchase was funded entirely from the proceeds of the Preferred Share Offering (see Note 3). Valley Mall is an enclosed regional mall consisting of approximately 616,000 square feet of gross leasable area ("GLA"), of which 123,400 square feet is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of outparcel GLA and 30.8 acres of additional adjacent undeveloped land.

In May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 384,000 and 456,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which includes 10 acres of vacant land available for future development. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties.

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

With respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represent approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. In July 1998 the Company sold Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, to an unrelated third party. The aggregate purchase price was $12.2 million. The Company received $8.5 million in cash, net of closing costs, and received a $3.5 million one-year 9.5% mortgage from the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. Gain on the sale of approximately $1.3 million has been deferred until all conditions for profit recognition under FASB 66 are satisfied.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended September 30, 1998.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and nine months ended September 30, 1998 and 1997.
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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


                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    1998        1997          1998          1997
                                                  (in thousands)
Selected Financial Data:
EBITDA (1 & 3)                   $  23,875    $ 20,579    $   70,339  $   62,371

Funds from Operations (FFO)
2 & 3):
Net Income (loss)                $ (15,480)   $    688    $ (12,339)  $  (1,629)
Adjustments:
Minority interest in Operating      (7,052)      (862)       (8,463)     (1,655)
Partnership
Depreciation and amortization -      11,380      9,704        31,803      29,519
real estate
Operating covenant amortization         658        658         1,973       1,973
Cash flow support                     1,000      1,066         2,926       2,742
Cumulative effect of a change in                               1,703
accounting method
Extraordinary loss on early          22,512        631        22,512       1,363
extinguishment of debt
Funds from Operations, before        13,018     11,885        40,115      32,313
allocations to minority
interests and preferred shares
Less:
Amount allocable to preferred         3,438      3,208        10,313       3,208
shares
Amount allocable to minority          2,622      2,246         8,122       7,444
interest
Funds from Operations applicable  $   6,958   $  6,431    $   21,680  $   21,661
to common shares

Weighted average common shares       26,418     27,092        26,456      27,467
outstanding (000)

Cash Flows:
Net cash provided by operating    $  16,330   $  7,679    $   36,150  $   19,936
activities
Net cash used in investing        $ (21,236)  $ (9,248)   $ (91,450)  $ (26,932)
activities
Net cash provided by financing    $   5,533   $ 42,873    $   50,834  $   44,278
activities

(1) EBITDA represents revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization;EBITDA also excludes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon not a part of ongoing operations.
(2) Funds from Operations represents net income before minority interest and before depreciation and amortization plus earned cash flow support and adjustment for certain unusual items.
(3) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison  of  Three  and  Nine  Months  Ended  September  30,  1998   to   the
corresponding periods in 1997

- Revenues

For the first nine months of 1998, revenues totaled $105.5 million, an increase of 14 percent, compared to $92.6 million for the same period of 1997. Of the total revenue increase of $12.9 million, $8.0 million came from the four recently-acquired properties (Valley, Crossroads, and Jacksonville Malls and Greater Lewistown Plaza) and $4.9 million was attributed to existing properties, primarily from higher mall shop base and percentage rent and recovery income.

Total revenues for the third quarter of 1998 were $36.0 million, up $5.3 million, or 17 percent, from $30.7 million in the same period of 1997. The four recently acquired properties (noted above) accounted for $3.9 million of the total increase, with $1.7 million arising from the existing properties, offset by $0.3 million lower revenues due to the sale of Middletown Mall in July 1998.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first nine months of 1998 were $35.8 million, or $4.4 million higher than the corresponding period in 1997. This increase primarily consisted of $2.2 million of operating costs associated with the recently acquired properties and $0.7 million of increased real estate tax expense from existing properties. Depreciation and amortization expense increased by $2.3 million in the first nine months of 1998 compared to 1997, primarily due to the addition of the four newly acquired properties.

Recoverable and non-recoverable mall operating costs for the third quarter of 1998 were $12.0 million compared to $10.6 million for the third quarter of 1997, an increase of $1.4 million. $1.1 million of this increase was due to the four recently acquired properties and $0.1 million was due to increased real estate taxes.

- General, Administrative and Interest Expenses:

For the first nine months of 1998, general and administrative expenses totaled $3.5 million, or $0.4 million higher than the same period in 1997. This increase was primarily due to higher net leasing costs. Interest expense increased by $0.5 million in the first nine months of 1998 compared to 1997 primarily as a result of higher borrowing levels.

General and administrative costs for the third quarter of 1998 totaled $1.1 million, an increase of $0.1 million over the second quarter of 1997. Interest expense for the third quarter of 1998 was $11.8 million, approximately $2.1 million higher than the corresponding period of 1997 due to higher debt levels outstanding.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land was $0.9 million for the first nine months of 1998, or even with the first nine months of 1997. For the third quarter of 1998, there were no land sales compared with $0.4 million in the third quarter of 1997.

- Net Income (loss):

For the first nine months of 1998, the Company reported a net loss of $12.3 million compared to a net loss of $1.6 million for the first nine months of 1997. 1998's results include a loss on the early extinguishment of debt related to the GECRE financing of $22.5 million (see Note 4) and a $1.7 million cumulative effect write-off due to a change in accounting method (see Note 2). The 1997 net loss includes a loss on the early extinguishment of debt in the amount of $1.4 million. After deducting preferred dividends, there was a net loss applicable to common shares for the first nine months of 1998 of $22.7 million versus a net loss of $4.8 million for the first nine months of 1997.

For the third quarter of 1998, the Company's net loss was $15.5 million compared to a net income in the third quarter of 1997 of $0.7 million. The third quarter of 1998 was impacted by the loss on early extinguishment of debt mentioned in the preceding paragraph. After deducting preferred dividends, there was a net loss applicable to common shareholders of $18.9 million in the third quarter of 1998 compared to a net loss of $2.5 million in the third quarter of 1997.

- Funds from Operations:

For the first nine months of 1998, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $40.1 million compared to $32.3 million in the first nine months of 1997. FFO allocable to common shares (after minority interest and preferred dividends) was $21.7 million or even with the first nine months of 1997. The increase in FFO before allocations to minority interest and preferred dividends during the first nine months was mainly due to the following: FFO contributed from core mall operations was up $8.9 million, or 13.7 percent; the four recently acquired properties accounted for $5.7 million of this increase. These increases were offset by higher general and administrative expenses of $0.6 million, and by higher interest expense of $0.5 million. Preferred dividends were higher in 1998 by $7.1 million.

For the quarter ended September 30, 1998, FFO before allocations to minority interest and to preferred dividends was $13.0 million, up from $11.9 million in the third quarter of 1997. FFO allocable to common shares was $7.0 million compared with $6.4 million for the third quarter of 1997. The increase in FFO before allocations to minority interest and to preferred dividends was due primarily to $1.3 million in higher mall shop and anchor base and percentage rents from the existing mall portfolio arising from increased occupancy and higher rental rates and $2.7 million in operating income from properties acquired since the third quarter of 1997. The increases were partially offset by $2.1 million in higher net interest expense mainly from higher average outstanding debt, $0.4 million from lower gain on land sales, and $0.2 million in higher preferred dividends.

EBITDA

For the nine months ended September 30, 1998, EBITDA was $70.3 million compared to $62.4 million for the same period in 1997, an increase of 13%.

For the third quarter of 1998, EBITDA was $23.9 million compared to $20.6 million in 1997, an increase of 16%. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

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

As further described in Note 3 to the interim consolidated financial statements included herein, on July 3, 1997 the Company completed an offering of 11.00% senior preferred shares for an aggregate of $118.7 million after underwriter's commission and other offering expenses.

As of September 30, 1998 the scheduled principal payments on all debt are as follows: $0.6 million for the three months ending December 31, 1998, and $9.7 million; $5.2 million; $67.0 million; and $39.0 million in the years ending December 31, 1999 through 2002, respectively, and $537.1 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and mortgage loans on those properties having the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, the ability to access capital in the current market environment, credit market trends, and other factors that may be in affect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1997, 1996, and 1995 were 2.04 to 1, 2.08 to 1, and
2.13 to 1, respectively.

Year 2000

Management of the Company has made a preliminary and partial assessment of the so-called "Year 2000 problem" which relates to the ability of electronic equipment, computer hardware and software to properly recognize date sensitive information on or after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's assessment and corrective action efforts to date have focused primarily on internal equipment and software used by the Company. Based on this preliminary assessment, the Company believes that the cost to replace certain electronic and computer equipment and to reprogram certain software will not be material to the Company's results of operations. Beginning in 1994, the Company has made significant investments in upgraded computer hardware and third-party software operating and financial systems; management believes such new systems are Year 2000 capable based on communications with the hardware and software vendors and on limited testing. Management also believes that the potential impact and disruption of Year 2000 on equipment and software, to the extent not replaced or repaired by 2000, should not result in direct material adverse effects on the Company's ability to operate. Contributing to this preliminary assessment is the relatively passive nature of the Company's business of leasing space to retailers.

However, the Company may be impacted in a number of direct and indirect ways if its suppliers and customers (tenants and the ultimate consumers), or if the general United States or world economies, are disrupted from the impact of Year 2000. Such effects could include, for example, temporary loss of utilities and telecommunications services which could prevent the shopping malls or tenants from maintaining normal sales hours, disruption of financial services such as processing of checks or credit card transactions, adverse effects on the manufacture and delivery of goods to tenants to be sold in the Company's mall properties (many such goods are produced outside the United States), and the inability of tenants' systems to process sales and control inventories.
It is possible that these effects could reduce tenant sales and thus reduce percentage rents received by the Company. It is also possible that some tenants may be unable to remain in business and thus cease paying rents. Some commentators on Year 2000 have suggested that Year 2000 issues could cause, or contribute to, an economic recession which could affect the overall levels of tenant sales, future leasing activity, interest rates, and other general economic factors that could adversely impact the Company. While management of the Company is unable to estimate the magnitude of all these
effects, they could have a material adverse effect on the future   results
of operations and financial condition of the Company.

Management is continuing to complete its efforts to identify non-complaint equipment and systems, and to correct and/or replace such systems. Management is also beginning to develop contingency plans for both its headquarters and mall properties should these efforts not result in 100% compliance by January 1, 2000. These contingency plans will also address certain potential external effects on the Company, including possible loss of utilities. No assurance can be given that these contingency plans will be sufficient to mitigate all Year 2000 effects that could impact the Company.

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

The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated actions. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of both the consolidated action and the Warden action. On October 15, 1998 the Court in the warden action granted the Company's motion to dismiss and permitted the plaintiffs to file a third amended complaint on or before November 18, 1998. The Company anticipates the filing of a motion to dismiss any third amended complaint in the warden action.

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

On November 2, 1998, the Court granted in part and denied in part the Company's motion to dismiss the second amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and dismissed all of the plaintiffs' claims with prejudice, except for a narrow set of allegations relating to projections of the 1995 dividend at a March, 1995 REIT conference and in the 1994 annual report. As a result of the Court's ruling, the plaintiffs in the consolidated action must file a third amended complaint on or before November 30, 1998.

Tenant litigation

In July 1997 The Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores seeking to enjoin the development of a Kaufmann's Department Store at Nittany Mall. Bon-Ton claimed that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown and May's motion for declaratory judgment. Bon-Ton has appealed to the Pennsylvania Superior Court. The appeal is pending and is scheduled for argument on December 8, 1998. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

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

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

           On October 29, 1998, the Company issued its regular quarterly earnings release and its Third Quarter 1998 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

      Exhibit 99 (a) - Press release dated October 29, 1998
      Exhibit 99 (b) - Third Quarter 1998 Supplemental Financial and Operational
                       Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


      SIGNATURES

      Pursuant  to the requirements of the Securities Exchange Act of 1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.


Date:      November 12, 1998            CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                        Senior Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


EXHIBIT 99(a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Frank Pasquerilla   814-535-9347
                              Mark Pasquerilla    814-535-9364
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Thursday, October 29, 1998



                       CROWN AMERICAN REALTY TRUST REPORTS
              THIRD QUARTER FFO PER SHARE UP 8.3% COMPARED TO 1997
                      THIRD QUARTER CORE MALL OPERATIONS UP
                             18.6% WITH ACQUISITIONS
 $465 MILLION REFINANCING WITH GE CAPITAL REAL ESTATE COMPLETED IN THIRD QUARTER
                   -------------------------------------------
                      CROWN AMERICAN REALTY TRUST ANNOUNCES
                  THIRD QUARTER RESULTS AND DECLARES DIVIDENDS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the third quarter and for the nine months ended September 30, 1998. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                         _______________________________

     "The transformation of our mall portfolio continued to produce positive operating results in the third quarter, and the recent $465 million mortgage loan refinancing significantly improved our future debt maturities and balance sheet," stated Crown American Realty Trust President, Mark E. Pasquerilla. "Funds from Operations ("FFO") was $0.26 per share, up 8.3% from the $0.24 per share reported for the third quarter of 1997, and in line with consensus analyst expectations for the quarter. The transformation of our malls was evident by the growing contribution to FFO from core mall operations (before interest, land sales, G&A, and non-recurring items) which was up $3.9 million ($0.108 per share) or 18.6% in the third quarter compared to 1997, of which $1.2 million was from existing properties and $2.7 million was from recently acquired properties. Other positive trends include signed mall shop leases which for the first nine months were 69% higher than the same period in 1997, and leases out-for-
signature, our "leasing pipeline", which were up 49% in the same period.   Mall
shop occupancy at September 30, 1998 was 81% compared to 77% a year ago, and comparable mall shop tenant sales for the nine months were up 7.2% from 1997. Turning to our capital structure, the $465 million fixed rate mortgage loan refinancing completed earlier this quarter strengthened the Company by eliminating $140 million of floating rate debt and by reducing the amount of debt maturities by $425 million through December 31, 2003 compared with the previous loan maturity schedule.

     Pasquerilla concluded, "We are pleased with the higher revenues and FFO results in the third quarter and first nine months of 1998 and we remain positive for 1999. For the remainder of 1998, we are somewhat more cautious in our outlook. We expect fourth quarter FFO to range from $0.34 to $0.36 per share, which would result in full year FFO per share for 1998 up modestly over 1997, which would mark the first annual FFO increase since 1994. The increase in expected fourth quarter FFO over the third quarter would be consistent with the $0.07 to $0.10 per share fourth quarter increase that normally occurs from seasonal factors. Last year we achieved $0.36 per share in the fourth quarter. The slightly lower to flat performance expected for the fourth quarter compared to 1997 relates to several items including: opening delays on some of the new tenant leases signed in the first half of this year; expected lower temporary and seasonal leasing income at existing properties due mainly to less available space for seasonal tenants; higher interest costs from higher borrowing levels; and finally, last year's fourth quarter was boosted by unusually low snow removal costs, and by higher recovery income from year-end adjustments to interim period CAM estimates. For 1999 our current expectation is for near double-digit FFO growth, with full year FFO per share in the mid to upper $1.20's; however, our projections are contingent on generally stable market and economic conditions in 1999. In summary, the transformation of our malls and the continuing strong leasing results and leasing pipeline occurring this year should have continuing positive impacts on 1999 revenues and FFO; 1999 will also benefit from the full-year impact of the acquisitions completed in the second quarter of this year."

                              Dividend Information

     The Board of Trustees declared a regular quarterly dividend of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable on December 11, 1998 to shareholders of record on November 27, 1998.

                      Financial Information - Third Quarter

     For the quarter ended September 30, 1998, the Company reports that Funds from Operations (FFO) before allocations to minority interest and to preferred dividends was $13.0 million, up from $11.9 million in the third quarter of 1997. FFO allocable to common shares was $7.0 million, or $0.26 per common share, compared with $6.4 million, or $0.24 per common share, for the third quarter of 1997. The increase in FFO before allocations to minority interest and to preferred dividends was due primarily to $1.3 million ($0.036 per share) in higher mall shop and anchor base and percentage rents from the existing mall portfolio arising from increased occupancy and higher rental rates and $2.7 million ($0.074 per share) in operating income from properties acquired since the third quarter of 1997 (Valley Mall, Jacksonville Mall, Crossroads Mall, and Greater Lewistown center). The increases were partially offset by $2.1 million ($0.059 per share) in higher net interest expense mainly from higher average outstanding debt, $0.4 million ($0.011 per share) from lower gain on land sales, and $0.2 million ($0.006 per share) in higher preferred dividends. Compared to the immediately preceding second quarter of 1998, FFO was lower by $0.5 million ($0.020 per share) due to $0.3 million lower gain on land sales, $0.9 million higher net interest expense due to higher average borrowings, offset by $0.4 million higher property operating income.

     Total revenues for the third quarter were $36.0 million, up $5.3 million or 17% from $30.7 million in the third quarter of 1997. Revenues in the quarter were favorably impacted by $3.9 million from the acquired properties and $1.7 million from increases in the existing portfolio, offset by $0.3 million lower revenues due to the sale of Middletown Mall in July 1998.

     As previously announced, in connection with the $465 million mortgage loan refinancing that occurred in August 1998, the Company incurred a $22.5 million extraordinary loss on early extinguishment of debt which included $16.6 million in prepayment penalties and $5.9 from a write-off of unamortized deferred financing costs related to the refinanced debt. In addition, as also previously disclosed, during the third quarter the Company changed its method of accounting for percentage (contingent) rent as required by the Emerging Issues Task Force, Issue No. 98-9. The Company implemented the new accounting method as a change in accounting method and accordingly recorded a $1.7 million retroactive cumulative catch-up adjustment as of January 1, 1998 representing the cumulative effect of the change on prior years' percentage rent income. The impact on percentage rent income of the new method for the nine months ended September 30, 1998 was a reduction of percentage rents of about $80,000 from what would have been reported under the Company's previous method of accounting. This current year impact was recorded in the third quarter; the impact on the previously
reported first and second quarters was immaterial.   As a result of the
extraordinary loss on early extinguishment of debt and the cumulative effect of the change in accounting, the Company reported a net loss for the third quarter of 1998 of $15.5 million. After deducting preferred dividends, there was a net loss applicable to common shares of $18.9 million, or $0.72 per common share. This compares to $2.5 million net loss applicable to common shares, or $0.10 per share, in the third quarter of 1997.

     For the first nine months of 1998, FFO before allocations to minority interest and to preferred dividends was $40.1 million ($0.82 per common share) compared to $32.3 million ($0.79 per share) for the same period of 1997. Total revenues for the nine months were $105.5 million compared to $92.6 million in 1997, of which $7.6 million related to the acquired properties.

                              Operating Information

During the third quarter of 1998, leases for 120,000 square feet of mall shops were signed resulting in $3.1 million in annual base rental income. This compares to 213,000 square feet for $3.6 million during the same period in 1997. A total of 79 leases were signed, which included 31 renewals and 48 new leases. Annualized revenues from new and renewal signed mall shop leases during the nine months were $19.6 million, 69 percent higher than the same period in 1997.

For the nine months ended September 30, 1998, the average rent for mall shop leases signed was $19.18 per square foot compared with $19.23 for the same period in 1997. The average rents per square foot were $20.14 for new leases and $18.21 for renewals in the first nine months of 1998, compared with $21.55 and $17.20, respectively, in 1997.

Also during the third quarter of 1998, leases for 25,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $262,000 in annual base rental income. For the nine months ended September 30, 1998, the Company has signed leases on 128,000 square feet resulting in $1.3 million in annual base rental income.

The average base rent of the portfolio as of September 30, 1998 was $17.30 per square foot. This is a 3.7 percent increase from $16.69 per square foot as of September 30, 1997, and the 20th consecutive quarter that average base rent has increased.

Overall, mall shop occupancy was 81 percent as of September 30, 1998.   This
compares to 77 percent as of September 30, 1997.   Mall shop occupancy is
unchanged from June 30, 1998 as new tenant leases signed during the quarter were offset by mall shop tenant closings, the pace of which picked up modestly in the third quarter. However, for the full nine months, mall shop tenant closings were 31% lower than the comparable period of 1997.

Mall shop comparable sales for the nine months ended September 30, 1998 were $153.97 per square foot. This is a 7.2 percent increase over the $143.67 reported for September 30, 1997.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.2 percent as of September 30, 1998, as compared to 10.7 percent as of September 30, 1997.

Temporary and promotional leasing income for the first nine months of 1998 amounted to $5.1 million, as compared to $4.9 million for the same period in 1997.

                          Expansion/Renovation Projects

Work on a major expansion at Patrick Henry Mall (Newport News, Va.) is nearly complete. A new 140,000 square foot May Company (Hecht's) department store is scheduled to open November 11. On that same day, Dillard's will also mark the completion of the expansion and renovation of their store. In addition, 29,000 square feet of mall shop space is being added as part of the project, all of which is pre-leased and about 22,000 square feet of which is currently open.

Construction is continuing at Washington Crown Center (formerly Franklin Mall, Washington, Pa.). This project includes the addition of a new 140,000 square foot May Company (Kaufmann's) department store, a new 14-screen Hollywood Theater, a relocation of the food court and a complete mall renovation. A Fall 1999 completion is expected.

At Valley Mall (Hagerstown, Md.) work is continuing on a mall expansion that is to include a new, 120,000 square foot May Company (Hecht's) department store, a 16-screen R/C Theatres complex, a new Gardenside Cafe food court and additional mall shop space. A Fall 1999 completion is scheduled.

Work on a 95,000 square foot May Company (Kaufmann's) department store is underway at Nittany Mall (State College, Pa.). Kaufmann's is replacing Value City at this location and is expected to open in Spring 1999. The May Department Stores Company is responsible for the construction of their new Kaufmann's unit.

The major expansion of the Wal-Mart location at Martinsburg Mall (Martinsburg, WV) was recently completed. The project increased the size of Wal-Mart from 90,000 square feet to 204,000 square feet. Wal-Mart was responsible for nearly all construction costs on this project.

                    Multi-Screen Theaters and Other Additions

In August, a 13 screen Regal Cinema opened at West Manchester Mall (York, Pa.). The 43,400 square foot theater features stadium seating and state-of-the-art sound systems.

Construction is nearing completion on a new 14-screen Cinemark Theater at Oak Ridge Mall (Oak Ridge, Tenn.). This 50,000 square foot theater will open later this year.

In October, Crown American announced that an agreement has been finalized with Hollywood Theatres to open a 14-screen, 58,656 square foot theater at North Hanover Mall (Hanover, Pa.). Construction is expected to begin in early 1999 with a late 1999 opening planned.

At Schuylkill Mall (Frackville, Pa.) a 53,000 square foot U.S. Factory Outlet store will open in early November in the former Hess's department store location. This is the first Pennsylvania unit for the New York City-based retailer.

                                   Financings

In October, Moody's Investors Services issued a release revising their Ratings Outlook relative to the Company's senior preferred shares to positive from stable. The release stated that the change reflects the Company's progress in redeveloping its malls, in expanding occupancy and rental levels, and in improving its financial stability, including reducing future debt refinancing risk as a result of the new $465 million mortgage loan completed in August.

As previously announced on August 31, the Company completed a $465 million ten-year mortgage loan refinancing with GE Capital Real Estate. The new loan is secured by cross-collateralized mortgages on fifteen of the Company's regional malls. The loan bears a stated interest rate of 7.43% and is payable monthly, interest only during the first two years, and then amortizing during the last eight years based on a 25 year amortization schedule. While the all-in interest cost is lower that the debt that was refinanced, the increase in overall debt levels after the refinancing will offset the lower all-in rate.

During the third quarter the Company acquired 282,500 common shares under a common share buyback program announced on September 1. The shares were acquired at an average price of $8.602 per share and are held as treasury shares.

                          Acquisitions and Dispositions

As previously announced, in July the Company sold Middletown Mall in Fairmont, West Virginia, together with about 60 acres of adjacent undeveloped land and outparcels, to an unrelated third party. The aggregate purchase price was $12.25 million. The Company received $8.5 million in cash, less closing costs, and received a $3.5 million one-year 9.5 percent mortgage from the purchaser, secured by a first mortgage on the outparcels and vacant land and a second mortgage on the mall. Gain of approximately $1.3 million has been deferred until all conditions for profit recognition under FASB 66 are satisfied.
               ___________________________________________________

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey,
North Carolina, Tennessee and Georgia. The current portfolio includes 27 regional shopping malls.

     This news release contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be
predicted with accuracy.   Future events and actual results, financial and
otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material,include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expenses increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

A copy of the Company's Supplemental Financial and Operational Information Package is attached. For additional information, please call Investor Relations at 1-800-860-2011.

                                     - 30 -

EXHIBIT 99(b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         1998 vs.  1997         1998 vs. 1997
                                       (in thousands, except per share data)

FINANCIAL AND ANALYTICAL DATA:

Total FFO - Incr (decr) -  1998        $000     $ per share  $ 000 $ per share
compared to 1997:
Base and percentage rents from anchors $ 1,282  $    0.036  $  3,857    $  0.107
and mall shops
Temporary and promotional leasing         (94)     (0.003)     (160)     (0.004)
income
Mall operating costs, net of tenant       (19)     (0.001)   (1,063)     (0.029)
recovery income
Utility and misc. mall income, equity       57      0.002        266       0.007
in joint venture
Straight line rental income                 17      0.000        261       0.007
Core mall operations--same properties    1,243      0.034      3,161       0.088
Impact of Valley, Jacksonville,          2,683      0.074      5,689       0.157
Crossroads, and  Lewistown
Core mall operations - all properties    3,926      0.108      8,850       0.245

Property admin. and general & admin.     (121)     (0.003)     (642)     (0.018)
expenses
Cash flow support earned                  (66)     (0.002)       184       0.005
Interest expense                       (2,136)     (0.059)     (477)     (0.013)
Gain on sale of outparcel land           (399)     (0.011)      (34)     (0.001)
Fee income on sales of non-company          18       0.000        94       0.003
properties
Lease buyout income                       (90)     (0.002)     (174)     (0.005)
Impact on per share amount from
changes in the number of common shares
and units outstanding                    0.000      0.005      0.000       0.015
Change before pref'd div's and           1,132      0.036      7,801       0.231
minority interest
Allocation to preferred shareholders     (230)    (0.006)    (7,105)     (0.195)
(preferred dividends)
Allocation to minority interest in       (375)     0.000       (677)       0.000
Operating Partnership
Rounding to whole cents                  0.000   (0.010)       0.000     (0.006)
Change in FFO allocable to common      $   527  $  0.020   $      19   $   0.030
shareholders

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  1998         1997         1998         1997
Funds from Operations ($000
except per share data):
Net income (loss)             $ (15,480)      $   688    $  (12,339)   $ (1,629)
Adjustments:
Minority Interest in             (7,052)        (862)        (8,463)     (1,655)
Operating
Partnership
Depreciation and amortization     11,380        9,704         31,803      29,519
- real estate
Operating covenant                   658          658          1,973       1,973
amortization
Cash flow support amounts          1,000        1,066          2,926       2,742
Cumulative effect of a change          0            0          1,703           0
in accounting method
Extraordinary loss on early       22,512          631         22,512       1,363
extinguishment of debt
FFO before allocations to         13,018       11,885         40,115      32,313
minority interest and pref'd
shares
Allocation to preferred          (3,438)      (3,208)       (10,313)     (3,208)
shareholders (preferred
dividends)
Allocation to minority           (2,622)      (2,246)        (8,122)     (7,444)
Interest in Operating
Partnership
FFO allocable to common       $    6,958   $    6,431    $    21,680   $  21,661
shares
FFO per common share          $     0.26   $     0.24    $      0.82   $    0.79

Average shares outstanding        26,418       27,092         26,456      27,467
during the period
Shares outstanding at period      26,207       26,557         26,207      26,557
end

Avg. partnership units and        36,369       36,530         36,367      36,905
shares outstanding during
period
Partnership units and shares      36,156       35,996         36,156      35,996
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base  $    5,885   $    5,403    $    17,523   $  16,638
rents
Mall shops - contractual or       17,882       14,793         51,278      43,933
base rents
Straight line rental income          111           15           383         (63)
Ground lease - contractual or        464          378         1,450        1,128
base rents
Lease buyout income                    4           94             8          182
Operating covenant                 (658)        (658)       (1,973)      (1,973)
amortization
Total minimum rents           $   23,688   $   20,025    $   68,669   $   59,845

Components of Percentage
Rents:
Anchors                       $      685   $      612    $    2,176   $    2,017
Mall shops and ground leases         648          678         2,213        1,881
                              $    1,333   $    1,290    $    4,389   $    3,898




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      1998        1997        1998        1997
                                         (in thousands, except as noted)
EBITDA:  earnings (including gain
on sale of outparcel land)
before interest, taxes, all
depreciation and amortization
and extraordinary items            $  23,875   $  20,579   $  70,339   $  62,371

Debt and Interest:

Fixed rate debt at period end      $ 593,852   $ 400,538   $ 593,852   $ 400,538
Variable rate debt at period end      64,752     131,362      64,752     131,362
Total debt at period end           $ 658,604   $ 531,900   $ 658,604   $ 531,900

Weighted avg. interest rate on          7.6%        7.7%        7.5%        7.7%
fixed rate debt for the period
Weighted avg. interest rate on          7.6%        7.8%        7.5%        7.9%
variable rate debt for the period

Total interest expense for period  $  11,780   $   9,644   $  32,941   $  32,464
Amort. of deferred debt cost for         667         813       2,394       2,498
period (incl. in interest exp)
Capitalized interest costs during        517         716       1,812       1,982
period

Capital Expenditures Incurred:

Allowances for mall shop tenants   $   5,003   $     100   $  11,516   $   2,973
Allowances for anchor tenants            572       2,059         572       4,714
Leasing costs and commissions          1,518         591       3,864       2,152
Expansions and major renovations *    22,291       6,498      33,391      17,243
Acquisition of operating properties        0           0      64,973           0
All other capital expenditures           464         975       1,530       1,245
(included in Other Assets)
Total Capital Expenditures during  $  29,848   $  10,223   $ 115,846   $  28,327
the period

* 1998 data includes approximately
$11 million in deposits to
expansion construction and related
escrows under the new GECC mortgage
loan.

OPERATING DATA:

Mall shop GLA at period end (000                               5,706       5,349
sq. ft.)

Occupancy percentage at period end                               81%         77%

Comp. Store Mall shop sales - 9                            $  153.97   $  143.67
months (per sq. ft.)

Mall shop occupancy cost percentage                            10.2%       10.7%
at period end

Average mall shop base rent at                             $   17.30   $   16.69
period end (per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)               70         108         512         282
New leases - $ per sq. ft.         $   25.45   $   18.95   $   20.14   $   21.55
Number of new leases signed.              48          46         236         151

Renewal leases - sq. feet (000)           50         105         508         323
Renewal leases - $ per sq. ft.     $   25.81   $   14.65   $   18.21   $   17.20
Number of renewal leases signed.          31          42         237         146

Tenant Allowances for leases signed
during the period:
First Generation Space - per       $    0.00   $   46.34   $   20.04   $   36.30
sq. ft.
Second Generation Space - per      $    8.28   $    7.83   $   12.34   $    6.58
sq. ft.
Leases Signed during the period by:
First Generation Space - sq.               5          20          37          75
feet (000)
Second Generation Space - sq.            115         193         983         530
feet (000)

Theater and free-standing leasing
for the period:
New leases- sq. feet (000)                25           4         128         220
New leases-$ per sq. ft.           $   10.29   $    9.17   $   10.16   $   10.11
Tenant allowances - $ per sq. ft.  $   16.76   $    0.00   $   29.76   $   20.37



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     1998       1997          1998        1997
                                      (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                     $   23,688   $ 20,025    $   68,669   $  59,845
Percentage rent                       1,333      1,290         4,389       3,898
Property operating cost               8,362      7,047        24,382      21,484
recoveries
Temporary and promotional             1,715      1,613         5,110       4,875
leasing
Net utility income                      633        601         2,224       2,014
Miscellaneous income                    221        165           749         484
Net                                  35,952     30,741       105,523      92,600

Property operating costs:
Recoverable operating costs          10,969      9,681        32,437      28,536
Property administrative costs           548        502         1,728       1,526
Other operating costs                   539        457         1,646       1,381
Depreciation and amortization        11,038      9,396        30,835      28,530
Net                                  23,094     20,036        66,646      59,973
Net                                  12,858     10,705        38,877      32,627
Other expenses:
General and administrative            1,098      1,003         3,457       3,052
Interest                             11,780      9,644        32,941      32,464
Net                                  12,878     10,647        36,398      35,516
Net                                    (20)         58         2,479     (2,889)

Property sales, disposals and
adjustments:
Gain on sale of outparcel land            0        399           934         968

Income (loss) before
extraordinary items,
minority interest, and
cumulative effect
of a change in accounting              (20)        457         3,413     (1,921)
method
Extraordinary loss on early        (22,512)       (631)      (22,512)    (1,363)
extinguishment of debt
Cumulative effect on prior
years (to December 31, 1997)
of a change in accounting                 0          0       (1,703)          0
method
Income (loss) before minority      (22,532)      (174)      (20,802)     (3,284)
interest
Minority interest in (income)
loss of Operating Partnership         7,052        862         8,463       1,655
Net income (loss)                  (15,480)        688      (12,339)     (1,629)
Dividends on preferred shares       (3,438)     (3,208)      (10,313)    (3,208)
Net income (loss) applicable to
common shareholders              $ (18,918)   $ (2,520)    $ (22,652)   $(4,837)

Per common share information:
Basic and Diluted EPS:
Income (loss) before
extraordinary item and
cumulative effect of a
change in accounting method      $   (0.10)   $ (0.08)    $   (0.19)    $ (0.14)
Extraordinary item                   (0.62)     (0.02)        (0.62)      (0.04)
Cumulative effect on prior
years of a change in accounting           0          0        (0.05)           0
method
Net (loss)                       $   (0.72)   $ (0.10)    $   (0.86)    $ (0.18)

Weighted average shares              26,418     27,092        26,456      27,467
outstanding (000)

FFO per share                    $     0.26   $   0.24    $     0.82    $   0.79



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                   September 30,    December 31,
                                                       1998             1997
                                                    (Unaudited)
Assets

Income-producing properties:
Land                                              $    145,773      $   132,055
Buildings and improvements                             926,102          852,674
Deferred leasing and other charges                      42,065           39,912
Net                                                  1,113,940        1,024,641
Accumulated depreciation and amortization            (337,776)        (315,125)
Net                                                    776,164          709,516

Investment in joint venture                              5,914            5,808
Cash and cash equivalents, non-restricted                5,006            9,472
Restricted cash and escrow deposits                     22,699           14,237
Tenant and other receivables                            13,617           16,986
Deferred charges and other assets                       33,487           29,930
Net                                               $    856,887      $   785,949


Liabilities and Shareholders' Equity

Debt on income-producing properties               $    658,604      $   541,713
Accounts payable and other liabilities                  31,028           29,132
Net                                                    689,632          570,845

Minority interest in Operating Partnership              13,376           25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,741,542
and 27,727,212 shares issued at
September 30, 1998 and December 31, 1997,                  277              277
respectively
Additional paid-in capital                             313,439          308,571
Accumulated deficit                                  (145,210)        (106,881)
Net                                                    168,531          201,992
Less common shares held in treasury at cost;
1,534,398 and 1,251,898 shares at September 30,
1998 and December 31, 1997, respectively.             (14,652)         (12,222)
Net                                                    153,879          189,770
Net                                               $    856,887      $   785,949



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                        1998             1997
                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                    $ (12,339)      $   (1,629)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership              (8,463)          (1,655)
Equity earnings in joint venture                          (382)            (383)
Depreciation and amortization                            36,233           34,200
Extraordinary loss on early extinguishment of debt       22,512            1,363
Cumulative effect of a change in accounting method        1,703                0
Net changes in:
Tenant and other receivables                              1,675            3,081
Deferred charges and other assets                       (9,319)          (9,388)
Accounts payable and other liabilities                    4,530          (5,653)
Net cash provided by operating activities                36,150           19,936

Cash flows from investing activities:
Investment in income properties and related escrow     (34,626)         (27,082)
deposits
Acquisition of enclosed malls                          (64,972)                0
Proceeds from sale of Middletown Mall                     8,148                0
Distributions from joint venture                              0              150
Net cash (used in) investing activities                (91,450)         (26,932)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred                0          118,723
shares
Net proceeds from exercise of stock options and             132              921
dividend reinvestment plan
Proceeds from issuance of debt, net of issuance cost    551,535           81,282
Debt repayments                                       (469,176)        (120,832)
Dividends and distributions paid on common shares      (21,830)         (22,096)
and partnership units
Dividends paid on senior preferred shares              (10,313)          (2,483)
Purchase of common shares held in treasury              (2,430)         (11,237)
Cash flow support payments                                2,916                0
Net cash provided by financing activities                50,834           44,278

Net (decrease) increase in cash and cash equivalents    (4,466)           37,282

Cash and cash equivalents, beginning of period            9,472            6,746

Cash and cash equivalents, end of period             $    5,006      $    44,028

Interest paid (net of capitalized amounts)           $   30,547      $    30,965
Interest capitalized                                 $    1,812      $     1,982

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.          $        0      $     2,742

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions              $    4,479      $         0

Assumption of debt related to Greater Lewistown and
Crossroads acquisitions                              $   14,718      $         0

Preferred dividends accrued, but unpaid as of period $        0      $       725
end
