Form 10-K
period 1998-12-31
CROWN AMERICAN REALTY TRUST
filed 1999-03-09
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1998

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

           As of February 16, 1999, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant
were  issued and outstanding.   The  registrant estimates that as of
February 16, 1999 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $174.2 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 26, 1999, are incorporated by reference into
Part III of this Form 10-K.

Exhibit Index on pages 58 to 59


TABLE OF CONTENTS



Item No.
                                     PART I

1.       Business
2.       Properties
3.       Legal Proceedings
4.       Submission of Matters to a Vote of Security Holders
         Executive Officers of the Company

                                     PART II

 5.      Market for Registrant's Common Shares of Beneficial
         Interest and Related Shareholder Matters
 6.      Selected Financial Data
 7.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations
 7 (a).  Quantitative and Qualitative Disclosures about Market Risk
 8.      Financial Statements and Supplementary Data
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

10.      Directors and Executive Officers of the Registrant
11.      Executive Compensation
12.      Security Ownership of Certain Beneficial Owners and
         Management
13.      Certain Relationships and Related Transactions

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
         Signatures




                                     PART I

Item 1.   Business.

(a)       General Development of Business

          Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("CAA" or "Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"), which is owned by Frank J. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer of the Company, and members of his immediate family. CAA, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings.

           On August 17, 1993, the Company consummated simultaneously the acquisition of the Properties (the "Acquisition") and an initial public offering (the "IPO") of 24,540,000 of its common shares of beneficial interest (the "Shares"). Eleven Properties were acquired by Crown American Properties, L.P., a Delaware limited partnership (the "Operating Partnership") which is controlled by the Company as the sole general partner, and 15 Properties were acquired by Crown American Financing Partnership, a Delaware general partnership (the "Financing Partnership") in which the Operating Partnership owns a 99.5% general partnership interest and in which the Company, through Crown American Financing Corporation, a wholly-owned corporate subsidiary of the Company (the "Financing Corporation"), owns a 0.5% general partnership interest. The net proceeds of the IPO were contributed by the Company to the Operating Partnership in exchange for the general partnership interest in the Operating Partnership. The Operating Partnership contributed a portion of the net proceeds from the IPO to the Financing Partnership in exchange for the 99.5% general partnership interest in the Financing Partnership. Concurrently with the transactions described above, the Financing Partnership consummated the borrowing of $300 million of loans (the "Mortgage Loans") secured by mortgages on the 15 Properties then owned by the Financing Partnership; these Mortgage Loans were refinanced in August 1998. The Operating Partnership and the Financing Partnership (collectively, the "OP/FP Partnerships") used the proceeds of the IPO and the Mortgage Loans to pay down existing mortgage debt on the Properties. On September 15, 1993, the Company sold an additional 978,500 Shares as a result of the underwriters of the IPO exercising the over-allotment option granted to them in connection with the IPO.

           The consideration paid by the Company and the OP/FP Partnerships for the Properties consisted of: (i) the issuance to CAA of 1,450,000 Shares (having a value of approximately $25.0 million, based on the initial public offering price), and a 22% limited partnership interest in the Operating Partnership, held by Crown Investments Trust ("CIT" or "Crown Investments"), an affiliate of CAA and the Initial Limited Partner of the Operating Partnership, (having a value of approximately $132 million based on the initial public offering price and the fact that each partnership unit is initially equivalent to one Share) and (ii) the issuance to Pasquerilla Partnership (a partnership comprised of Frank J. Pasquerilla, and members of his immediate family) of 150,000 Shares
(having a value of approximately $2.6 million based on the initial public offering price). In addition, with the proceeds of the IPO, the Company paid off certain of the debt on the Properties, of which approximately $37 million was cross-collateralized debt that encumbered certain of the Properties as well as certain of the assets retained by CAA, and of which another approximately $67 million was construction debt that was recourse to CAA. Also, by virtue of acquiring certain of the Properties, which were subject to recourse construction loans, the Operating Partnership assumed sole responsibility for $98 million of recourse debt. In addition to the transactions described above, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership.

          At the time of the IPO, the Company held an initial 78.00% partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest. Subsequently, the ownership interests have changed due to (a) Company shares issued for cash, issued under the Company's option plans, and issued under the dividend reinvestment plan (proceeds then reinvested by the Company in the Operating Partnership in exchange for an equivalent number of additional common Partnership Units), (b) additional Partnership Units issued as partial consideration for the purchase of Wyoming Valley and Middletown Malls and Greater Lewistown Plaza in 1998 (see below), (c) issuance of preferred Partnership Units in exchange for cash contributed by the Company to the Operating Partnership in connection with the Company's 1997 offering of senior preferred shares, and (d) redemption of common Partnership Units in connection with the Company's repurchase in the open market of its common shares. The number of common and preferred Partnership Units outstanding at December 31, 1998 were as follows:

Held by                          Common Units               Preferred Units
                               Number         %           Number         %

Crown American Realty Trust   26,207,144    72.47%       2,500,000     100.00%
Crown Investments Trust and
 its subsidiary  Crown
 American Investment Company   9,876,847    27.31%               -          -
Frank J. Pasquerilla              79,551     0.22%               -          -
Totals                        36,163,542   100.00%       2,500,000     100.00%

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

           In September 1994, Crown Investments entered into a Purchase and Sale Agreement with First Union (the "PSA") to acquire First Union's interests in each of the Acquisition Properties for an aggregate purchase price of $33,500,000. The total consideration consisted of $27,500,000, payable in cash, for its interest in Wyoming Valley Mall, and $6,000,000, payable pursuant to a purchase money note in favor of First Union due January 31, 1998 with interest at the rate of 9% per annum of which 8% per annum was payable in current monthly installments (the "Middletown Note"), for its interest in Middletown Mall.

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

           The total number of additional common Partnership Units issued and to be issued in exchange for the respective contributions of such interests in Wyoming Valley Mall and Middletown Mall was determined by dividing the estimated annualized distribution of Funds from Operations, as defined, attributable to Wyoming Valley Mall or Middletown Mall, as the case may be (after taking into account adjustments to ground rent and debt service refinanced or assumed by the Operating Partnership), by the dividend distribution rate per Share in effect for the year ended prior to the year in which the units are issued.

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

           On January 30, 1998, the Company paid in full the $6,000,000 note to First Union in respect of the Middletown purchase. 437,888 additional common Partnership Units were issued to CAA and/or its affiliates, effective as of January 1, 1998, as the deferred contingent consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represented approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. The Company sold Middletown Mall in July 1998 to an unrelated third party for $12.2 million. The Company received $8.5 million in cash, net of closing costs, and received a $3.5 million one-year 9.5% mortgage from the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. Gain on the sale of approximately $1.3 million has been deferred until all conditions for profit recognition under FASB 66 are satisfied. For the year ended December 31, 1997 Middletown contributed $2.2 million in revenues and $0.2 million in income before minority interest.

           On April 29, 1998 the Independent Trustees approved the purchase of the partnership interests in Greater Lewistown Shopping Mall. The partnership owned an existing ground lease interest in Greater Lewistown Plaza, a 192,000 square feet non-enclosed retail shopping center located near Lewistown, PA together with fee simple interests in 4 separate adjacent parcels that total
0.59 acres (together the "Greater Lewistown Plaza"). The partnership had been 99.5% owned by Frank Pasquerilla and 0.5% owned by Crown American Enterprises, a company that is a wholly-owned indirect subsidiary of Crown Holding. The purchase price was $4.5 million and was paid by the assumption of the existing first mortgage ($3.686 million), issuance of 79,551 common partnership units to Frank Pasquerilla, valued at $10.183 per unit which was based on the weighted average closing market price of the Company's common shares for the ten days preceding the May 31, 1998 closing date, and a cash payment of $4,071 to Crown American Enterprises for its 0.5% ownership interest. Greater Lewistown Plaza is currently 94.4% leased, and the major tenants include a Weis Markets and a J.C. Penney store.

           As more fully described in Note 14 to the Consolidated Financial Statements, in May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 416,000 and 450,000 square feet, respectively. Sears, J.C. Penney and
Belk Stores anchor both malls. The total purchase price was approximately $61 million. The purchase was funded from existing credit lines and also from assumption of $11.0 million in first mortgage debt related to one of the properties. In November 1997 the Company acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. Valley Mall is an enclosed regional mall that currently consists of approximately 613,000 square feet of gross leaseable area ("GLA"), of which 123,400 is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of out-parcel GLA, and 30.8 acres of additional adjacent undeveloped land. Valley Mall is being expanded as further described in Note 14 to the Consolidated Financial Statements.

           As more fully described in Note 6 to the Consolidated Financial Statements, the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares on July 3, 1997. The initial offering price was $50.00 per share and the net proceeds to the Company were $118.7 million after underwriter's commission and other offering expenses. The preferred shares are listed on the New York Stock Exchange. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds to repay $58.3 million of debt and to acquire Valley Mall. In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1998, the Company had repurchased 1,534,398 common shares for an aggregate purchase price of $14.7 million; these shares are currently held as treasury shares. Under the current Board resolution, the Company is authorized, but not obligated, to repurchase up to an additional
965,602 common shares. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a 1.0 to 1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

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

(c)       Narrative Description of Business

          General

           The Company conducts all of its business activities through the Operating Partnership, the Financing Partnership and other subsidiary partnerships or limited liability corporations (collectively the "Partnerships"). Through its ownership interests in the Partnerships, as of December 31, 1998 the Company owns: (a) 26 enclosed shopping malls, a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall), and a non-enclosed strip shopping center (Greater Lewistown Plaza) (collectively, the "Malls"), (b) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to CAA's hotel division and third parties ("Pasquerilla Plaza"), (c) a ground leasehold interest in a parcel of land with an approximate 107,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (d) approximately 80 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). The Operating Partnership manages 26 of the Malls, the non-enclosed strip shopping center, and Pasquerilla Plaza (the "Managed Properties"); the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

           The Company is self-administered and self-managed. The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed and non-enclosed shopping malls.

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

           Mall Management. The Operating Partnership performs all day-to-day property management functions for the Managed Properties. These functions include leasing, construction, management, accounting, finance, data processing, maintenance, marketing, promotion and security. The Company typically provides each Managed Property with a general manager, who oversees the on-site staff, and a marketing director. In addition, each Managed Property is further supported by regional group managers and multi-property operations, marketing and support personnel.

           Marketing Support. The Company has a Vice President of Marketing and a corporate marketing director who, in conjunction with Managed Property marketing directors, develop customized marketing plans for each Managed Property, including special events, direct mail and television, radio and newspaper advertising.

           Cost Controls. Management has developed a centralized program for purchasing selected supply items, which permits all Managed Properties to share in bulk purchase discounts. Management believes that effective control of operating expenses will reduce common area charges which may enable the Company to increase base rent levels.

           To preserve and increase the value of the Managed Properties over the long term, the Company has a program of preventive maintenance, renovations and expansion plans. The maintenance plans encompass paving, roofing, HVAC and general improvements to the Managed Property common areas.

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

          Disposition Objectives and Policies

           The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. Other than the Patrick Henry Corporate Center, an office building located in Newport News, Virginia, which was sold to a third party in September 1996, and Middletown Mall, which was sold to a third party in July 1998, none of the Properties have been sold to date, or are under a sale agreement at this time.

          Financing

           The Company maintains working capital and lines of credit that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of its business and investments in the ordinary course. The principal financing activities of the Company during 1998 included: (1) $465.0 million 10-year mortgage loan with GE Capital Real Estate (GECRE) offset by the related refinancing of $421 million of debt (see
Note 5 to the Consolidated Financial Statements), (2) $46.7 million in borrowings under the existing GECRE lines of credit that was used for property acquisitions, (3) $22.0 million in net borrowings under the GECRE general line of credit for general working capital purposes, (4) $7.2 million in construction loan draws for the Washington Crown Center redevelopment and for a theater and other tenants at Oak Ridge Mall, (5) $3.3 million in other borrowings, (6) $9.9 million in loan paydowns and scheduled principal amortization, and (7) $16.6 million cash portion of the total $22.5 million in extraordinary losses on early extinguishment of debt that occurred in connection with GECRE loan and refinancings.

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

          Strategy for Growth

           The Company was formed to provide a public vehicle for the further growth of CAA's enclosed shopping mall business. It is the objective of the Company's management to achieve growth in Funds from Operations by maximizing cash flow from existing Properties through increased occupancy and increased rent, expanding and/or renovating existing Properties, acquiring and, to a lesser extent, developing new enclosed and non-enclosed shopping malls, and by selling properties that are not consistent with or essential to the Company's long-term growth strategies.

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

          Competitive Position

           The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 23 Malls are the largest enclosed malls in their trade areas, of which 14 are the only enclosed mall in their trade areas.

           Seventeen Malls are located in the state of Pennsylvania and one is located in New Jersey near the Pennsylvania border, approximately 25 miles from Allentown. Two of the Malls are located in Virginia, two in Maryland, two in West Virginia, two in eastern Tennessee, one in eastern North Carolina, and one in northwestern Georgia.

          CAA had continually expanded and renovated its Malls to maintain their competitive position. 23 of the Malls have had at least one expansion or renovation since they were completed, and 19 of the Malls have been expanded more than once. Management of the Company intends to utilize the approximately
1.9 million square feet of remaining expansion capacity to maintain and enhance the quality of the Malls and their competitive position in their trade areas.

           Although management believes the Malls can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers and malls. Many of its competitors may be at an advantage to the extent they can utilize working capital and retained earnings to finance projects while the Company is required to satisfy the REIT qualification requirements under the Internal Revenue Code of 1986 (the "Code"), which include a requirement to distribute specified amounts of its annual taxable income, as defined in the Code (See Income Taxes section following for additional information). In addition, retailers at the Malls face increasing competition from discount shopping centers, outlet malls, shopping clubs, direct mail, telemarketing, internet shopping, and home shopping television networks.

           Employees

           At the time of the initial public offering, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership. As of December 31, 1998, the Operating Partnership has approximately 517 full-time employees in the following operational areas:

                                                        Number of
                                                        Employees

     Asset and property management (including on-site)      385
     Leasing and lease administration                        25
     Development and construction services                   25
     Financial, accounting, MIS and legal services           56
     Executive management and corporate administration       26
     Total                                                  517

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

Item 2.   Properties.

(a)       The Malls

           Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 27 enclosed shopping malls, which include a 50%
partnership interest in Palmer Park Mall (an enclosed shopping mall) and one strip shopping center. All of the Malls have department stores, theaters, and other large space users as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail stores, and in some instances a few office or non-retail tenants (the "Mall Stores"), which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores and ground lease properties (the "Freestanding Stores") are located along the perimeter of the parking areas at 17 of the Malls. Unless otherwise indicated, the information provided in this
Item 2 is stated as of December 31, 1998.

           The Company, through the Partnerships, owns all of the properties in fee, except Palmer Park Mall, Shenango Valley Mall, Uniontown Mall, Crossroads Mall (owned partially in fee and partially under ground lease) and Greater Lewistown Center. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall, Uniontown Mall, Crossroads Mall and Greater Lewistown Center are subject to third-party ground leases.

           The  total  gross leasable area ("GLA") of the Malls is approximately
15.9 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including nine anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 59%, 36% and 5%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the enclosed Malls range in size from approximately 300,000 to 821,000 square feet of GLA with an average size of approximately 540,000 square feet of GLA. Each Mall has ample surface parking with 21 of the Malls having parking ratios above 5.0 per 1,000 square feet of GLA.

           At December 31, 1998, 99% of the Company-owned anchor GLA was leased and occupied, and all nine non-owned anchor stores were occupied, including a May Department Stores unit (Kaufmann's) that is under construction at Nittany Mall (site of former Value City anchor) and which will open in Spring 1999. A multi-screen theater is scheduled to be constructed in 1999 on the site of the former Hess's store at Washington Crown Center. Vacant anchor premises at December 31, 1998 consist of a former Kmart location (Carlisle Mall) bought-out by Kmart in late 1996 and a J.C. Penney store at Carlisle which closed in early 1998 although rental payments will continue through March 1999.

            The Company is in discussions with department store chains and other tenants as replacements for the vacant anchor store locations. Mall Store GLA was 82% leased at December 31, 1998, and freestanding space was 73% occupied at December 31, 1998. All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

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

           There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers of 100,000 square feet to 400,000 square feet of GLA, are considered "community" shopping centers, those in excess of 400,000 square feet of GLA are considered "regional" shopping centers, while those having in excess of 800,000 square feet of GLA are considered "super-regional" shopping centers. Twenty four of the Malls are considered regional shopping centers and four are community shopping centers.

           The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 23 are the largest, of which 14 are the only, enclosed regional shopping malls in their respective trade areas. No one Mall accounted for more than 5.7% of the total GLA of the Malls or 7.4% of total revenues for the year ended December 31, 1998.

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

           Virtually all of the leases for Mall Stores contain provisions allowing the Company to recover certain costs for common area maintenance, property taxes and other expenditures related to the day-to-day operations of the Malls. In addition, most of the Mall Store leases include provisions that allow the Company to recover costs associated with roof and parking lot repairs and other capital expenditures. Most Anchors also contribute to certain of these costs.

	Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 1998:

                                               % of GLA
                                              Leased as of             Lease or

                                              December 31,             Easement
Property/Location(1)   Square Feet of GLA(1)    1998 (2)    Anchors   Expiration

Pennsylvania

Capital City Mall      Mall           237,095     95.7%     Sears        2000
Harrisburg, PA         Anchor         322,512    100.0%     Hecht's (3)  2093
                       Freestanding    46,158    100.0%     J.C. Penney  2010
                       Total GLA      605,765     98.3%

Carlisle Plaza Mall    Mall           121,532     65.5%     Vacant (4)      -
Carlisle,  PA          Anchor         178,821     55.2%     Bon-Ton      2002
                       Freestanding    44,660     87.9%     Vacant          -
                       Total GLA      345,013     63.1%

Chambersburg Mall      Mall           214,106     88.7%     Sears        2010
Chambersburg, PA       Anchor         240,948    100.0%     J.C. Penney  2012
                       Total  GLA     455,054     94.7%     Value  City  2007
                                                            Bon-Ton      2005

Greater Lewistown      Anchor          94,284    100.0%     Weis Markets 2011
Lewistown,  PA         Freestanding    76,971     87.5%     J.C.  Penney 1999
                       Total GLA      171,255     94.4%

Logan Valley Mall      Mall           329,422     87.7%     Kaufmann's   2005
Altoona, PA            Anchor         453,643    100.0%     Sears        2016
                       Total GLA      783,065     94.8%     J.C. Penney  2017

Lycoming Mall          Mall           317,717     79.8%     Sears        2008
Williamsport, PA       Anchor         453,936    100.0%     J.C. Penney  2005
                       Freestanding    25,857    100.0%     Bon-Ton      2006
                       Total  GLA     797,510     92.0%     Kaufmann's(3)2093
                                                            Value City   2008

Nittany Mall           Mall           213,512     89.1%     Sears        2005
State College, PA      Anchor         317,134    100.0%     J.C. Penney  2005
                       Freestanding     4,168    100.0%     Kaufmann's(5)
                                                                      (3)2097
                       Total GLA      534,814     95.6%     Bon-Ton      2003

North Hanover Mall     Mall           133,788     93.5%     Sears        2000
Hanover, PA            Anchor         286,596    100.0%     J.C. Penney  2001
                       Freestanding    29,027     50.2%     Bon-Ton      2001
                       Total GLA      449,411     94.9%     Black Rose
                                                             Antiques (7)   -

Palmer Park Mall       Mall           143,556     73.0%     Bon-Ton      2014
Easton,  PA            Anchor         312,110    100.0%     Boscov's     2018
                       Freestanding       684    100.0%
                       Total GLA      456,350     91.5%

Schuylkill Mall        Mall           277,554     68.1%     Sears        2005
Frackville,  PA        Anchor         376,799    100.0%     Kmart        2005
                       Freestanding    78,096     49.7%     Bon-Ton (10) 2032
                       Total GLA      732,449     81.1%     Phar-Mor     2006
                                                            U.S. Factory
                                                             Outlets     2009

Shenango Valley Mall   Mall           105,906     78.6%     Sears        2000
Sharon, PA             Anchor         385,276    100.0%     J.C. Penney  2004
                       Freestanding    21,416      0.0%     Kaufmann's   2001
                       Total GLA      512,598     91.4%

South Mall             Mall           123,461     94.5%     Bon-Ton      2005
Allentown, PA          Anchor         229,985    100.0%     Stein Mart   2006
                       Freestanding    24,920    100.0%     Phar-Mor     2006
                       Total GLA      378,366     98.2%     Weis Market  1999

Uniontown Mall         Mall           243,229     86.7%     Sears        2000
Uniontown, PA          Anchor         411,381    100.0%     J.C. Penney  2005
                       Freestanding    45,978    100.0%     Bon-Ton      2006
                       Total GLA      700,588     95.4%     Value City   2002
                                                            Teletech     2005
                                                            Freight
                                                             Liquidators 2005

Viewmont Mall          Mall           207,934     91.0%     Sears        2005
Scranton, PA           Anchor         532,058    100.0%     J.C. Penney  2000
                       Freestanding    31,029     99.1%     Kaufmann's(3)2093
                       Total GLA      771,021     97.5%

Washington Crown
Center (6)             Mall           238,666      50.0%    Sears        2009
Washington,  PA        Anchor         254,611     100.0%    Hills        2006
                       Freestanding     3,132     100.0%    Bon-Ton      2010
                       Total GLA      496,409      75.9%

West Manchester Mall   Mall           296,128      74.6%    Value City   2011
York, PA               Anchor         407,366     100.0%    Bon-Ton      2001
                       Total GLA      703,494      89.3%    Wal-Mart     2014
                                                            Hecht's (3)  2094

Wyoming Valley Mall    Mall           235,685      93.9%    Sears        2001
Wilkes-Barre, PA       Anchor         585,676     100.0%    J.C. Penney  2002
                       Freestanding    93,647      97.2%    Bon-Ton      2002
                       Total GLA      915,008      98.1%    Kaufmann's(8)2002
                                                            Kaufmann's(8)2002

Maryland

Francis Scott Key Mall Mall           276,510      91.7%    Sears        2003
Frederick, MD          Anchor         435,347     100.0%    J.C. Penney  2001
                       Freestanding     2,417     100.0%    Value City   2010
                       Total GLA      714,274      96.8%    Hecht's (10) 2044

Valley  Mall (11)      Mall           229,625      82.2%    J.C. Penney  2004
Hagerstown, MD         Anchor         383,010     100.0%    Bon-Ton      2013
                       Freestanding    48,762     100.0%    Montgomery
                       Total GLA      661,397      93.8%     Ward (10)   2044

New Jersey

Phillipsburg Mall      Mall           214,541      75.5%    Bon-Ton      2010
Phillipsburg,  NJ      Anchor         306,541     100.0%    J.C. Penney  2010
                       Freestanding    15,065      76.8%    Kmart        2015
                       Total GLA      536,147      89.6%    Sears        2004

North Carolina

Jacksonville Mall      Mall           170,974     96.8%    Belk-Rhodes  2011
Jacksonville, NC       Anchor         244,609    100.0%    J.C. Penney  2004
                       Total GLA      415,583     98.7%    Sears        2011

Virginia

New River Valley Mall  Mall           182,701     79.7%    Sears        2008
Christiansburg, VA     Anchor         240,753    100.0%    J.C. Penney  2008
                       Total GLA      423,454     91.3%    Belk-Rhodes  2008
                                                           Peebles      2009

Patrick Henry Mall     Mall           236,387     91.3%    Upton's      2007
Newport News, VA       Anchor         407,644    100.0%    Dillards (9) 2008
                       Total GLA      644,031     96.8%    Hecht's (3)  2099
                                                           Dillards (9) 2013

Georgia

Mount Berry Square     Mall           208,766     76.1%    Sears        2011
Rome, GA               Anchor         269,868    100.0%    J.C. Penney  2006
                       Total GLA      478,634     89.6%    Proffitt's   2012
                                                           Belk-Rhodes  2011

Tennessee

Bradley Square         Mall           145,570     66.0%    Sears        2005
Cleveland, TN          Anchor         240,628    100.0%    J.C. Penney  2006
                       Total GLA      386,198     87.1%    Proffitt's   2006
                                                           Kmart        2012

Oak Ridge Mall         Mall           269,261     38.8%    Sears        2005
Oak Ridge, TN          Anchor         368,272    100.0%    J.C. Penney  2007
                       Freestanding   235,016     46.1%    Wal-Mart     2008
                       Total GLA      872,549     66.6%    Proffitt's(8)1999
                                                           Proffitt's(8)2013

West Virginia

Crossroads Mall        Mall           194,081     85.4%    Belk-Rhodes  2008
Beckley, WV            Anchor         256,248    100.0%    J.C. Penney  2001
                       Total GLA      450,329     93.7%    Sears        2001

Martinsburg Mall       Mall           165,876     78.0%    Sears        2011
Martinsburg, WV        Anchor         391,270    100.0%    Wal-Mart     2011
                       Total GLA      557,146     93.5%    J.C. Penney  2011
                                                           Bon-Ton      2012


Totals for all         Mall Stores  5,733,583     81.8%
Malls                  Anchor       9,387,326(12) 99.1%
                       Freestanding   827,003      73.0%
                       Total GLA   15,947,912      91.6%


(1) Location is the major city or town nearest to the property, and is not necessarily the local jurisdiction in which the property is located. GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.
(2) Occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 1998.
(3) Tenant currently holds a long-term ground lease with nominal purchase option. See Note 8 to the Consolidated Financial Statements. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(4) The 38,000 square foot J.C. Penney store at Carlisle Mall closed in January 1998 but remains obligated for monthly rental payments through March 1999 when the lease expires.
(5) A new 95,000 square foot Kaufmann's department store is under construction and scheduled to open in 1999. Kaufmann's replaced the Value City store which closed in January 1998.
(6) Washington Crown Center, formerly known as Franklin Mall, is in the process of being expanded and redeveloped. The redevelopment includes a new 140,000 square foot Kaufmann's department store and a 56,000 square foot 14 screen stadium style movie theater which is scheduled to replace the former Hess's department store. Both Kaufmann's and the theater are expected to be constructed and open by late 1999.
(7) Black Rose Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to a number of antique dealers. Black Rose Antiques is currently generating approximately $200,000 in annual income from these tenants, and accordingly this space is considered to be occupied in the accompanying occupancy statistics.
(8) Proffitt's operates two stores at Oak Ridge Mall, one is a children's and men's store and one is a women's and home furnishings store. Kaufmann's (a division of May Department Stores) operates two stores at Wyoming Valley Mall; one for women's and children's apparel and home furnishings and one for men's apparel.
(9) Dillards operates two full line stores one of which was formerly occupied by Proffitt's and the other which was formerly occupied by Belks.
(10) Tenant owns its store and the land under the store and operates under a reciprocal easement agreement. The lease expiration date reflects the expiration of the agreement.
(11) Valley Mall is in the process of being expanded to add a 120,000 square feet Hechts department store, a 54,000 16 screen stadium style theater, 60,000 square feet of new mall shops plus a 30,000 square feet expansion of The Bon-Ton store. The expansion is scheduled to open in late 1999.
(12) Includes 823,346 square feet of space related to 9 stores that are owned or deemed owned under long-term lease purchase agreements by their anchor occupants.

(b)       Other Properties

           The Company also has ownership interests in Pasquerilla Plaza and the Anchor Pad, as described below, and also owns approximately 80 acres of undeveloped land adjacent to most of the Malls which is available for development, lease or sale to tenants or others.

           Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of gross leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 71,000 square feet as its headquarters space. Approximately 14,300 square feet is leased to CAA and affiliates for annual base rent of approximately $266,000. Approximately 16,900 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than CAA was $243,156 for the year ended December 31, 1998.

           The Anchor Pad. The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company. The site encompasses 10 acres with an approximately 107,000 gross square foot anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease and the sublease expire on November 22, 2000, at which time the Company has an option to purchase the land fee interest for $500,000. Rental revenue from the Anchor sublease was $426,000 in 1998.

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

           The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated actions. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of both the consolidated action and the Warden action. On October 15, 1998 the Court in the Warden action granted the Company's motion to dismiss and permitted the plaintiffs to file a third amended complaint.

           On November 2, 1998, the Court granted in part and denied in part the Company's motion to dismiss the second amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and dismissed all of the plaintiff's claims with prejudice, except for a narrow set of allegations relating to projections of the 1995 dividend at a March 1995 REIT conference and in the 1994 annual report. On November 30, 1998, the plaintiffs in the Warden action and the consolidated action each filed third amended complaints. In the consolidated action, plaintiffs seek to renew certain claims against the Company notwithstanding the Court's prior rulings. On December 21, 1998, the Company filed a motion seeking dismissal of the third amended complaint in the Warden action. On February 5, 1999, the Company filed a motion to dismiss the third amended complaint in the consolidated action. These motions are currently pending.

           The consolidated legal action and the Warden action are in a preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the plaintiffs' claims, and the Company intends to vigorously defend the actions. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

          Tenant litigation

           In July 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores Company seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court, and this appeal is pending. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information with respect to the executive officers of the Company as of February 15, 1999.

Name                       Age                  Office with the Company

Frank  J. Pasquerilla       72       Trustee, Chairman of the Board of Trustees
                                     and Chief Executive Officer
Mark E. Pasquerilla         39       Trustee, Vice-Chairman and President
John M. Kriak               51       Trustee, Vice-Chairman and Chief Operating
                                     Officer
Nicholas O.  Antonazzo      61       Executive Vice President, Real Estate
                                     Development
Thomas Stephenson           57       Executive Vice President, Asset Management
Terry  L.  Stevens          50       Senior  Vice President, Chief Financial
                                     Officer

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

           Mark E. Pasquerilla became President of the Company upon its formation. Effective September 1, 1998, Mr. Pasquerilla assumed the additional position of Vice Chairman with responsibility for the Company's top line revenue growth through leasing and other income sources. Mr. Pasquerilla directs leasing and the general administration of the Company and also assists the Chief Executive Officer with strategic planning and the establishment of corporate policy. He has also served as President of CAA since 1990, and was Executive Vice President of Operations of CAA from 1987 to 1990. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fulbright-Hays Scholar. In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive and Discount Committees of USBANCORP, INC. Mark E. Pasquerilla is the son of Frank
J. Pasquerilla.

           John M. Kriak became Vice-Chairman and Chief Operating Officer of the Company on September 1, 1998. Mr. Kriak is responsible for coordinating the operational aspects of the Company including development, asset management, finance, acquisitions and facilities planning functions. From May 1995 to August 31, 1998, Mr. Kriak had been Executive Vice President and Chief Financial Officer and was responsible for financial services, with emphasis on corporate and project financing, financial reporting, and management information systems. Mr. Kriak has been Executive Vice President of Crown Holding Company, the parent of Crown Investments Trust, since May 1993. He was formerly the Chief Financial Officer, Vice President, Secretary, and Treasurer of Penn Traffic Company, a food retailer and supermarket operator, from 1976 until May 1993. Mr. Kriak is a CPA, CMA and CFM.

           Nicholas O. Antonazzo became Executive Vice President, Real Estate Development, of the Company upon its formation. Mr. Antonazzo directs the expansion and redevelopment of regional malls, anchor department store relations, build-to-suit development, value-added tenant relations and peripheral land development and sales. He has also served as Executive Vice President of Development of CAA from 1987 to August 16, 1993. Mr. Antonazzo is a former state director for the International Council of Shopping Centers and is admitted to practice law before the Pennsylvania Supreme and Superior Courts.

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

           Terry L. Stevens became Senior Vice President and Chief Financial Officer on September 1, 1998 and is responsible for financial services, with emphasis on corporate and project financing, financial reporting, and management information systems. Mr. Stevens joined the Company in May 1994 as Vice President and Chief Accounting Officer, and he was promoted to Senior Vice
President on February 1, 1995. Prior to joining the Company Mr. Stevens was Director of Financial Systems at AlliedSignal, Inc., a large multi-national manufacturer, from 1990 to 1994. He also spent 18 years with Price Waterhouse, an international accounting firm, including seven years as an audit partner. Mr. Stevens is a CPA.

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


                                     PART II

Item 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

           The shares are listed on the New York Stock Exchange (symbol: CWN). As of February 16, 1999, there were 26,207,919 common shares issued and outstanding, held by 1,089 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in the period January 1, 1997 through December 31, 1998 were as follows:
                                    1997                        1998
                           High     Low    Dividend    High      Low    Dividend

Quarter ended March 31     $8 3/8   $7 3/8  $0.20      $9 9/16   $8 1/2  $0.20
Quarter ended June 30      $9 3/8   $7 1/2  $0.20      $10 13/16 $9 1/8  $0.20
Quarter ended September 30 $9 15/16 $9 3/16 $0.20      $10 1/8   $71/2   $0.20
Quarter ended December 31  $9 11/16 $8 1/8  $0.20      $8 3/4    $71/2   $0.20

Item 6.   Selected Financial Data

           The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Company is sole general partner in the Operating Partnership, and as of December 31, 1998 holds 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The financial data should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. (See Item 1 in this Annual Report on Form 10-K for a discussion of the business combination completed on August 17, 1993).

           Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles - "GAAP") before minority interest, real estate depreciation and amortization, and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support. Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gains on sales of outparcel land are included in this measure of performance. Gains or losses on sales of operating properties and anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

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

           EBITDA is defined as revenues and gain on sales of outparcel land, less operating costs and general and administrative expenses, but before interest, and all depreciation and amortization. Management believes this measure provides the clearest indicator of property operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the capital structure of the property owner.

           Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.

           Other data that management believes is important in understanding trends in its business and properties are also included in the following table.




Item 6.  Selected Financial Data (continued)


                                           Year Ended December 31,
                                  1998   1997      1996      1995      1994
                                     (in thousands, except per share data)
Operating Data:
Total revenues                   $146,748 $130,994 $133,972   $132,248  $119,859
Operating costs:
Property operating costs           48,550   43,779   46,457     45,408   39,368
Depreciation and amortization      41,712   38,311   35,315     34,634   29,171
General and administrative          5,066    4,698    4,135      4,420    2,622
expenses
Operating income before            51,420   44,206   48,065     47,786   48,698
interest
Interest                           45,417   42,663   45,337     42,923   36,240
Adjustment to carrying value of                               (35,000)
assets
Gain on sale of property            1,210    1,051    5,776      3,492    6,591
Income (loss) before minority
interest and
extraordinary items                 7,213    2,594    8,504   (26,645)   19,049
Minority interest in Operating      8,363    1,644  (1,979)      4,205  (4,192)
Partnership
Cumulative effect of change in    (1,703)
accounting method
Extraordinary gain on fire                                      11,244
insurance claim
Extraordinary loss on early      (22,512)  (2,331)    (718)      (765)
extinguishment of debt
Net income (loss)                 (8,639)    1,907    5,807   (11,961)   14,857
Dividends on preferred shares    (13,750)  (6,646)
Net income (loss) applicable to $(22,389) $(4,739)  $ 5,807  $(11,961)  $14,857
common shares
Per share data (after minority
interest): (1)
Basic EPS:
Income (loss) before            $ (0.18)  $ (0.11)  $  0.23  $  (0.72)  $  0.55
extraordinary items
Extraordinary items                (0.62)   (0.06)   (0.02)       0.29
Cumulative effect of change in     (0.05)
accounting method
Net income (loss)               $  (0.85) $ (0.17)  $  0.21  $  (0.43)  $  0.55
Diluted EPS:
Income (loss) before            $  (0.18) $ (0.11)  $  0.23  $  (0.72)  $  0.55
extraordinary
items
Extraordinary items                (0.62)   (0.06)   (0.02)       0.29
Cumulative effect of change in     (0.05)
accounting method
Net income (loss)               $  (0.85) $ (0.17)  $  0.21  $  (0.43)  $  0.55

Other Data:
EBITDA (2 & 4)                  $  98,499 $ 88,028  $91,514  $  91,269  $ 84,876
Funds from Operations (FFO):
(3,
4, & 5,)
Net income (loss)               $ (8,639) $  1,907  $ 5,807  $(11,961)  $ 14,857
Adjustments:
Minority interest in Operating    (8,363)  (1,644)    1,979    (4,205)     4,192
Partnership
Adjustment to carrying value of                                 35,000
assets
Less gain on asset sales other                      (2,351)              (4,498)
than outparcels
Depreciation and amortization -    42,992   39,682   36,678     36,417   30,859
real estate
Operating covenant amortization     2,630    2,630    2,630      2,685    2,592
Cash flow support earned            3,784    3,733    2,889      2,591    3,703
Cumulative effect of change in      1,703
accounting method
Extraordinary gain on fire                                    (11,244)
insurance claim
Extraordinary loss on early        22,512    2,331      718        765
extinguishment of debt
Funds from Operations before
allocations to
minority interest and preferred    56,619   48,639   48,350     50,048   51,705
shares
Less:
Amounts allocable to preferred     13,750    6,646
shares
Amounts allocable to minority      11,653   10,810   12,287     12,653   11,379
interest
Funds from Operations applicable
to common shares                $  31,216 $ 31,183 $ 36,063  $  37,395 $ 40,326
Weighted average common shares     26,393   27,228   27,515     27,372   27,119
outstanding (000)
Weighted average common shares
and Operating Partnership units
outstanding (000)                  36,317   36,667   36,956     36,668   34,772

Cash Flows:
Net cash provided by operating  $  54,834 $ 38,747 $ 44,848  $  57,174  $ 50,489 activities
Net cash (used in) investing    (102,795) (70,983) (41,730)  (100,238)  (20,031)
activities
Net cash provided by (used in)     52,001   34,962  (2,408)     46,964  (34,136)
financing activities

(1), (2), (3), (4), (5) - See page 21 for explanation.





Item 6.  Selected Financial Data (continued)




                                                    December 31,
Balance Sheet Data ($000):        1998        1997       1996      1995     1994
Income-producing properties
(before accumulated depreciation
and amortization)             $1,134,349 $1,024,641  $960,692 $933,220 $856,213
Total assets                     869,288    785,949   740,638  737,518  701,409
Total debt and liabilities       708,047    570,845   600,986  580,234  502,856
Minority interest                 11,724     25,334    35,576   39,873   43,670
Shareholders' equity             149,517    189,770   104,076  117,411  154,883

Portfolio Property Data (6):

Number of retail properties
at end of year                        28         26        25       25       23

Total GLA at end of year          15,948     14,999    14,321   14,063   12,695
(000 sq. ft.) (7)

Mall shop GLA at end of year       5,734      5,539     5,355    5,221    4,895
(000 sq. ft.)

Comparable store mall shop    $      242  $     228   $   217  $   206  $   204
tenant sales per square foot
(8)

Mall Shop occupancy percentage
at year end (9)                       82%        79%       76%      82%      84%


(1) All per share data are based on the weighted average common shares outstanding shown for the respective periods.
(2) EBITDA represents earnings before interest, all depreciation and amortization, and unusual items. The derivation of EBITA is shown in
     Item 7 (c) herein. As a REIT, the Company is generally not subject to federal or state income taxes.
(3) Funds from Operations represents net income before minority interest, real estate depreciation and amortization, plus earned cash flow support and adjusted for certain unusual and non-recurring items.
(4) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles,
     (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
(5) As noted in the narrative preceding the above table, beginning in 1996, the Company adopted a revised definition of FFO as promulgated by NAREIT.
     FFO for all prior periods has been restated.
(6) The data prior to 1995 excludes Wyoming Valley Mall and Middletown Mall which were acquired by the Company in 1995. The data for 1997 includes the impact of the Valley Mall acquisition completed in November 199. The data for 1998 includes the additions of Crossroads and Jacksonville Malls and the Greater Lewistown Strip Center, all of which were acquired in May 1998, and the sale of Middletown Mall in July 1998. See Note 14 to the Consolidated Financial Statements.
(7) Total GLA includes anchor stores (company-owned and tenant-owned), mall shops, and freestanding space.
(8) Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $909 million, $721 million, $719 million, $715 million, and $700 million for 1998, 1997, 1996, 1995 and 1994, respectively.  Sales reported in 1998, 1997, 1996, 1995, and
     1994 for all owned anchor stores were $1,249 million, $1,132 million, $1,112 million, $962 million and $922 million, respectively. The
     Company owns 96 of 105 anchor store premises as of December 31, 1998.
(9) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report on Form 10-K. The Note references in this item can be found on pages 39 to 56. Historical results set forth in the Selected Financial Data and the Consolidated Financial Statements of Crown American Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a)       General Background and Performance Measurement

          Organization

           Crown American Realty Trust (the "Company") was formed in 1993 to acquire interests in 23 enclosed shopping malls and certain other real estate (collectively the "Properties") then currently owned by Crown American Corporation, a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above and is the successor entity of Crown American Realty Properties (the "Predecessor"). The current 27.53% minority limited common partnership interests are held by Crown Investments Trust, by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are affiliates of Crown American Associates ("Crown Associates") which was also formed in 1993 as a wholly-owned subsidiary of Crown Holding and as "Successor to Crown American Corporation", and by Frank J. Pasquerilla. The funds were used by the Operating Partnership to retire debt related to the Properties. As described in Note 6, the Company also holds 100% of the preferred partnership interests in the Operating Partnership that arose in connection with the Company's issuance of preferred shares in July 1997.

           Simultaneous with the offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership which is 99.5% owned by the Operating Partnership and 0.5% owned by the Company. As a result of these transactions, the Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls. In addition, simultaneous with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt initially secured by 15 properties. The $300 million was used to retire existing debt contributed by the Predecessor. As described in Note 5, in August 1998 the remaining balance of the $300 million of mortgage debt was refinanced in its entirety.

           The  properties held by the Company at December 31, 1998 consist  of:
(1) 26 enclosed shopping malls (together with adjoining outparcels and undeveloped land) and a non-enclosed strip shopping center (Greater Lewistown Plaza) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b)       Funds from Operations

          Year ended  December 31, 1998 versus year ended December 31, 1997

           Total 1998 FFO (before allocations to minority interest and to preferred shareholders) was $56.6 million compared to $48.6 million in 1997, a 16% increase. FFO applicable to common shareholders for the year ended December 31, 1998 was $31.2 million or even with the amount reported for the year ended December 31, 1997. The average common shares outstanding during 1998 and 1997 were 26,393,000 and 27,228,000, respectively.

           FFO contributed from existing mall operations (before interest, general and administrative costs, and cash flow support) was up $3.2 million. FFO contributed by the recently acquired properties, net of financing costs, was $2.2 million. These increases were partially offset by: $4.2 million full year impact of the preferred shares dividends (net of amount allocated to acquired properties); and $0.6 million higher general and administrative expenses, due mostly to higher costs in the leasing and acquisition departments. After allocations to acquired properties, interest expense was down by $0.2 million.

           The $3.2 million increase from existing properties resulted from: a) an increase in mall shop minimum and percentage rent of $5.0 million, b) an increase  in  anchor  minimum and percentage rent of $0.4  million,  and  c)  an increase  in  straight-line  rental income and miscellaneous  revenues  of  $0.3 million, offset by d) an increase in property operating costs (net of recoveries) in the amount of $2.1 million, primarily due to one-time expense reductions in 1997 as a result of real estate tax and franchise tax credits due to settlements, and e) lower temporary and promotional income in 1998 in the amount of $0.4 million due to less space available due to the increase in permanent leasing.

          Year ended December 31, 1997 versus year ended December 31, 1996

           FFO applicable to common shareholders for the year ended December 31, 1997 was $31.2 million, compared to $36.1 million for the year ended December 31, 1996. Total 1997 FFO before allocations to minority interests and preferred shareholders was $48.6 million compared to $48.4 million in 1996.

           FFO contributed from the Company's core property operations (i.e., anchor and mall shop rents, percentage rents, straight-line rents, operating costs net of tenant recoveries, temporary and seasonal leasing, and miscellaneous mall revenues) increased $3.5 million over 1996. The $3.6 million improvement in property operations includes $2.5 million from lower operating costs, net of tenant recoveries, $0.8 million higher temporary and seasonal leasing income reflecting increased emphasis on this area to mitigate the lower mall shop occupancy, $0.5 million higher straight-line rental income, and $0.5 million contributed from Valley Mall which was acquired in November 1997, offset by $0.2 million lower small shop base and percentage rents from lower average occupancy partially offset by higher average base rents, and $0.8 million from lower anchor base and percentage rents due largely to higher anchor vacancies in 1997. Other positive impacts on total 1997 FFO included: a) a decrease in net interest costs of $2.7 million of which $3.3 million is the effect of the paydown of debt and increased short-term investments associated with the July 1997 preferred share offering offset by $0.6 million higher interest from increased borrowings and less capitalized interest, mainly related to the Logan Valley Mall reconstruction, and b) an increase in Cash Flow Support (see Note 8) by $0.8 million. Negative impacts on total 1997 FFO included: a) a decrease in gain on land sales of $2.4 million, b) a decrease in lease buyout income of $2.3 million, c) lower business interruption income from the Logan Valley fire of $0.8 million, d) lower fees on sales of non-REIT assets of $0.4 million, and
e)  higher general and administrative costs in the amount of $0.8 million.

(c)       EBITDA - Earnings before Interest, Taxes, Depreciation and
Amortization

          The computation of EBITDA is shown below for the years ended December 31, 1996, 1997, and 1998 ($000):
                                                     December 31,
                                          1998           1997          1996

Total revenues                         $ 146,748      $ 130,994      $133,972
Add back operating covenant
 amortization deducted in
 minimum rent                              2,630          2,630         2,630
Net                                      149,378        133,624       136,602

Less recoverable costs and expenses     (43,755)       (39,467)      (41,324)
Less non-recoverable costs and expenses  (2,262)        (1,963)       (3,065)
Less property general & administrative
 costs                                   (2,533)        (2,349)       (2,068)
Less corporate general & administrative
 costs                                   (5,066)        (4,698)       (4,135)

Add back depreciation/amortization in
 above expenses lines and joint
 venture depreciation                      1,527          1,830        2,079
  Gain on outparcel land sales             1,210          1,051        3,425

EBITDA, as reported                   $   98,499      $  88,028   $   91,514

          Year ended December 31, 1998 versus year ended December 31, 1997

           Total EBITDA for the year ended December 31, 1998 was $98.5 million, an increase of $10.5 million from 1997's EBITDA of $88.0 million. Of this total increase, $8.2 million was attributable to the recently acquired properties and $2.7 million came from existing properties; the sale of Middletown Mall produced a decrease in EBITDA of $0.4 million.

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

           Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

                                               1998      1997      1996

           Anchors (owned locations)        $ 1,249    $ 1,132    $ 1,112
           Mall shop tenants, excluding         909        721        719
             freestanding, theater, and
             supermarkets

          The  above data excludes sales from all seasonal and temporary tenants
who  generally do not report their sales to the Company.  The Company owned   96
of 105 anchor store locations at December 31, 1998.

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

           Average base rents per square foot for mall shop tenants at quarter end for the last three years are shown in the following table. The increase in average base rent during these three years results primarily from renewing existing leases at higher base rents, from leasing vacant space at higher base rents, and from elimination of lower paying tenants that closed during these periods.

                               1998         1997       1996

           March 31        $  16.94       $ 15.96    $ 15.42
           June 30            16.95         16.13      15.56
           September 30       17.30         16.69      15.71
           December 31        17.54         16.82      15.85


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

                                                 1998    1997    1996

Comparable mall store sales per square foot      $ 242   $ 228   $  217
Occupancy  cost  percentage at  period  end      10.3%   10.4%    10.6%

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



           The aggregate mall shop occupancy percentage, defined as the ratio of total mall shop space that is leased (including both tenants occupying space and tenants that have signed leases but have not yet taken occupancy) to the total mall shop space gross leasable area ("GLA") at quarter-end for the last three years is set out below.

                                    Mall Shop Occupancy
                                    1998   1997    1996

           March 31                 79%    75%     79%
           June 30                  81%    77%     77%
           September 30             81%    77%     77%
           December 31              82%    79%     76%

          The decline in occupancy in 1996 and early 1997 occurred due to a higher than normal number of tenant bankruptcies and early closings, particularly in the first and second quarters of 1996, and, to a lesser extent, from slower leasing activity in 1996. Occupancy at December 31, 1997 does not include Valley Mall which was purchased in November 1997.

            At December 31, 1998, anchor occupancy was 99.0% and total portfolio occupancy (anchors, mall stores and freestanding) was 91.6%.

(e)       Results of Operations

          Comparison of Year Ended December 31, 1998, versus Year Ended December 31, 1997

          Revenues

           Components of minimum rents and percentage rents for the years ended December 31, 1996, 1997 and 1998 are as follows ($000):

                                             Year Ended December 31,

                                            1998      1997       1996
Components of Minimum Rents:
  Anchor - base rents                    $ 23,527  $ 22,213    $ 22,624
  Mall shops & freestanding - base rents 67,195 57,251 58,064 Mall shops & freestanding - percentage rent in lieu of fixed
    base rent                               2,908     2,397       1,821
  Straight line rental income                 564        89       (457)
  Ground leases - base rents                1,949     1,542       1,540
  Lease buyout income                           8       182       2,479
  Operating covenant amortization         (2,630)   (2,630)     (2,630)
     Total Minimum Rents                 $ 93,521  $ 81,044    $ 83,441

Components of Percentage (Overage)
 Rents:
  Anchors                               $   3,899  $  3,454    $  3,763
  Mall shops, freestanding, and ground
   leases                                   3,292     3,090       2,726
     Total Percentage (Overage) Rents   $   7,191  $  6,544    $  6,489

           Total revenues increased by $15.7 million, or 12.0%, in 1998 over 1997's reported revenues of $131.0 million. Of the $15.7 million increase, $11.7 million was the result of the four recently-acquired properties, $4.9 million came from previously-owned centers, offset by a $0.9 million decrease from one sold property.

          The composition of the $15.7 million increase, by revenue category, is as follows (dollars in thousands):

                                    Same      Acquired        Sold
                                  Centers    Properties     Property      Total

Minimum rents                     $ 5,506     $  7,562      $ (591)     $ 12,477
Percentage rents                     (44)          716         (25)          647
Cost recovery income                (281)        2,476        (138)        2,057
Temporary & promotional leasing     (399)          790         (42)          349
Net utility income                     89           96            -          185
Miscellaneous income                   69           37         (67)           39
    Total revenues                $ 4,940     $ 11,677      $ (863)     $ 15,754

          Property Operating Costs

           Property operating and administrative costs, excluding depreciation and amortization, increased $4.8 million in 1998, a 10.9% increase over 1997. The composition of this $4.8 million increase was $3.4 million from the recently acquired properties and $1.9 million from previously-owned centers, offset by $0.5 million from one sold property.

           The breakdown of the $4.8 million increase in property operating costs, by major expense category, is as follows (dollars in thousands):

                                    Same        Acquired      Sold
                                   Centers     Properties   Property      Total

Recoverable operating costs        $ 1,640      $ 3,017     $ (369)     $ 4,288
Property administrative costs           13          179         (8)         184
Other operating costs                  191          198        (90)         299
   Total property operating costs  $ 1,844      $ 3,394     $ (467)     $ 4,771


          Depreciation and Amortization

           Depreciation and amortization expense increased by $3.4 million in 1998. The four recently-acquired properties accounted for $3.6 million of this increase, existing centers were even with 1997 and the sold property accounted for a $0.2 million decrease.

          General and Administrative

           General and administrative expenses increased by $0.4 million in 1998 over a year ago primarily as a result of higher compensation costs and travel and entertainment costs due to the concentrated effort in both leasing and acquisitions. This effort resulted in a record high leasing volume in 1998 and the acquisition of two enclosed malls and one community strip center.

          Interest Expense

           Interest expense (net of capitalized amounts) increased to $45.4 million, a $2.7 million increase over 1997. Of this $2.7 million increase, $2.2 million was directly associated with debt incurred to purchase the recently-acquired properties. The sold property resulted in a decrease in interest expense of $0.3 million, with the remaining increase of $0.8 million coming from increased borrowings related to existing centers.

          Gain on Sale of Outparcel Land

           The gain on sale of outparcel land was $1.2 million in 1998, or $0.2 million higher than 1997.

          Extraordinary Losses

           The Company recorded $22.5 million of losses on early extinguishment of debt in 1998 and $2.3 million in 1997. The 1998 loss of $22.5 million consisted of primarily a) $16.6 million of prepayment penalties associated with the payoff of the Kidder Peabody Mortgage Loans in August 1998, and b) $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110.0 million interim loan with General Electric Capital Real Estate.

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

           During the third quarter of 1998, the Company implemented this EITF consensus as a change in accounting method and accordingly recorded as of January 1, 1998 a $1.7 million cumulative effect adjustment representing the change on prior years' percentage rent income based on the new method of accounting. The impact on percentage rent income of the new method for the year ended December 31, 1998 was a reduction of percentage rents of about $12,000 from what would have been reported under the Company's previous method of accounting. The impact on the fourth quarter of 1998 was an increase in percentage rent of approximately $66,000 over what would have been reported. The impact on the previously reported first, second, and third quarters was immaterial.

          New Accounting Pronouncements

           In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. FAS No.130 has no impact on the Company's financial statements, as the Company's comprehensive income (loss) is equal to its net income (loss) at December 31, 1998, as the Company has just one reportable operating segment. In the fourth quarter of 1998, the Company adopted FAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This new standard has not had a material effect on the Company's consolidated financial statements.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. Had the Company applied this standard currently, the effect on the Company's results of operations at December 31, 1998 would be immaterial.

          Comparison of Year Ended December 31, 1997, versus Year Ended December 31, 1996

           Total 1997 revenues were $131.0 million compared to $134.0 million in 1996. Contributing to the decrease in revenues were: $0.8 million lower business interruption insurance, $0.6 lower cost recovery income due to lower recoverable costs at the properties, $2.3 million lower lease buyout income due mainly to two Kmart anchor lease buyouts in the third and fourth quarters of 1996, $0.2 million lower small shop base and percentage rents due to lower occupancy earlier in the year partially offset by higher average base rent per foot, $0.8 million lower anchor base and percentage rents from higher anchor vacancies in 1997, and $0.4 million lower fees and commissions from sales of non Company properties (included in miscellaneous income). Offsetting these decreases were: $0.8 million in higher temporary and promotional income, $0.2 million higher net utility income, $0.5 million higher straight-line rental income, and $0.7 million in revenues from Valley Mall purchased in mid November 1997. Of the total $3.0 million decrease in revenues for 1997, $2.5 million occurred in the first six months.

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

(f)       Cash Flows, Liquidity and Capital Resources

           For the years ended December 31, 1998, 1997, and 1996, the Company generated $54.8 million, $38.7 million, and $44.8 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

          1998 Cash Flows

           During 1998 the Company generated $54.8 million in cash flows from operating activities, which is net of $0.4 million net negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $64.2 million in its existing properties in 1998 which included $11.7 million in the expansion/renovation of Washington Crown Center, $9.5 million in the expansion/renovation of Patrick Henry Mall, $4.1 million in the Valley Mall Redevelopment Project, and $16.5 million in mall shop tenant allowances for the remaining projects. The company also invested $46.7 million in three acquired properties not including $14.7 million of debt assumed in connection with the Crossroads Mall and Greater Lewistown Plaza acquisitions and $4.5 million in additional partnership units issued in 1998 related to Middletown Mall and Greater Lewistown Plaza (see Notes 14 and 15). The Company also received $8.1 million in cash from the sale of Middletown Mall. The Company generated net $52.0 million from its financing activities, which included (1) $465.0 million from the 10-year mortgage loan with GE Capital Real Estate offset by the related refinancing of $421.0 million of debt (see Note 5), (2) $46.7 million in borrowings under the GECRE lines of credit that was used for property acquisitions, (3) $22.0 million in new borrowings under the GECRE general line of credit for general working capital purposes, (4) $10.5 million in construction loan draws and other borrowings, (5) $9.9 million in loan paydowns and principal amortization, (6) $16.6 million cash portion of extraordinary losses on early extinguishment of debt, (7) $42.8 million paid in common and preferred dividends, and (8) $3.8 million in Cash Flow Support. These financing cash flows exclude $14.7 million of debt that was assumed as part of property acquisitions and $4.5 million in issuance of partnership units as disclosed above.

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

          Liquidity and Capital Resources

          The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code (see Note 2 to the Consolidated Financial Statements). The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

            Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $12 million and $4 million, respectively, had been incurred as of December 31, 1998. In addition to amounts incurred at December 31, 1998, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $2.9 million was borrowed and outstanding at December 31, 1998. For the Valley Mall expansion, GE Capital Real Estate (GECRE) has agreed to enter into a loan for up to $26.0 million. This $26.0 million loan will be part of the existing $100 million acquisition line of credit with GECRE, but will be subject to a separate loan agreement that is currently being prepared and will bear interest at LIBOR plus 3.0%. It is anticipated the first construction draw under the GECRE loan will occur in spring 1999.

           Also, as more fully described in Note 5 to the Consolidated Financial Statements, on August 28, 1998 the Company closed a $465 million 10-year mortgage with GE Capital Real Estate ("GECRE"). The gross proceeds from the new loan (the "GECRE Mortgage Loan") were used to refinance the $280.6 million Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and the $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECRE Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. In connection with the GECRE Mortgage Loan, in November 1997, the Company made a $6.0 million interest-bearing good-faith deposit with GECRE, and in July and August 1998, the Company made $12.2 million in non-interest bearing rate lock deposits with GECRE. These deposits were refunded at closing.

           As of December 31, 1998 the scheduled principal payments on all debt are $2.8 million, $5.5 million, $78.7 million, $40.4 million, and $12.7 million for the years ended December 31, 1999 through 2002, respectively, and $529.9 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1998, 1997, and 1996 were 2.14 to 1, 2.04 to 1, and
2.08 to 1, respectively.

           As further described in Note 8 to the Consolidated Financial Statements, Crown Investments and its subsidiary and Frank J. Pasquerilla have been granted rights, subject to certain restrictions, whereby they may redeem part or all of their common partnership units for common shares, on a one-to-one basis, or cash at a price equal to the value of the Company's common shares. Crown Investments has pledged substantially all of its limited partnership units as collateral for a loan it has received from an unrelated third party.

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

          Year 2000

           Management of the Company has made a preliminary and partial assessment of the so-called "Year 2000 problem" which relates to the ability of electronic equipment, computer hardware and software to properly recognize date sensitive information on or after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's assessment and corrective action efforts to date have focused primarily on internal equipment and software used by the Company. Based on this preliminary assessment, management estimates that the cost to replace certain electronic and computer equipment and to reprogram certain software will approximate $300 thousand. Beginning in 1994, the Company has made significant investments in upgraded computer hardware and third-party software operating and financial systems; management believes such new systems are Year 2000 capable based on communications with the hardware and software vendors and on limited testing. Management also believes that the potential impact and disruption of Year 2000 on internally used equipment and software, to the extent not replaced or repaired by 2000, should not result in direct material adverse effects on the Company's ability to operate. Contributing to this preliminary assessment is the relatively passive nature of the Company's business of leasing space to retailers.

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

           Management is continuing to complete its efforts to identify non-compliant equipment and systems, and to correct and/or replace such systems.
Management is also beginning to develop contingency plans for both its headquarters and mall properties. These contingency plans will also address certain potential external effects on the Company, including possible loss of utilities. No assurance can be given that these contingency plans will be sufficient to mitigate all Year 2000 effects that could impact the Company.

(h)       Forward Looking Statements

           This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company. Although management believes that the assumptions made in connection with the forward-looking statements are reasonable, there are no assurances that the assumptions and expectations will prove to have been correct due to the foregoing and other factors.

Item 7 (a)     Quantitative and Qualitative Disclosures About Market Risk

          Accounts receivable and accounts payable carrying amounts approximates the fair value of the accounts receivable and accounts payable balances, respectively at December 31, 1998.

           In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with $71.0 million of variable-rate debt, which represents 10.6% of total long-term debt. The following table presents principal cash flows and related
weighted  average  interest  rates  by  expected  maturity  dates   (dollars  in
millions):
                             December 31, 1998
                                                         2004 and
                           1999    2000   2001    2002    2003   Thereafter

Long-term debt
  Fixed rate debt          $2.8    $5.5   $10.6   $40.4   $9.8   $529.9
    Average interest rate  7.78%   7.46%  7.52%   8.09%   7.34%  7.61%
 Variable rate debt        $0.0    $0.0   $68.1   $0.0    $2.9   $0.0
    Average interest rate     -       -   7.19%      -   6.98%      -

          Interest rate risk for the Company decreased in 1998 due to a reduction in variable rate debt from $141.7 million at December 31, 1997 to $71.0 million at December 31, 1998. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company may enter into interest rate derivative instruments to mitigate such risks in the future, but as of December 31, 1998, the Company has no such instruments outstanding.


Item 8.        Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown American Realty Trust and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note 2 of the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for contingent rent.

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




                              /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
February 19, 1999




CROWN AMERICAN REALTY TRUST
Consolidated Statements of
Operations

                                                  Year Ended December 31,
                                              1998         1997          1996
                                                (in thousands, except
                                                   per share data)
Rental operations:
Revenues:
Minimum rent                              $   93,521   $   81,044   $   83,441
Percentage rent                                7,191        6,544        6,489
Property operating cost recoveries            32,570       30,513       30,975
Temporary and promotional leasing              9,661        9,312        8,411
Net utility income                             2,991        2,806        2,559
Business interruption insurance                                            830
Miscellaneous income                            814           775        1,267
Net                                         146,748       130,994      133,972
Property operating costs:
Recoverable operating costs                  43,755        39,467       41,324
Property administrative costs                 2,533         2,349        2,068
Other operating costs                         2,262         1,963        3,065
Depreciation and amortization                41,712        38,311       35,315
Net                                          90,262        82,090       81,772
Net                                          56,486        48,904       52,200
Other expenses:
General and administrative                    5,066         4,698        4,135
Interest                                     45,417        42,663       45,337
Net                                          50,483        47,361       49,472
Net                                           6,003         1,543        2,728
Property sales and adjustments:
Gain on sale of outparcel land                1,210         1,051        3,425
Gain on asset sales                                                      2,351
Net                                           1,210         1,051        5,776
Income before cumulative effect of
accounting change, extraordinary items
and minority interest                         7,213         2,594        8,504

Cumulative effect of change in accounting   (1,703)
method
Extraordinary loss on early                (22,512)       (2,331)        (718)
extinguishment of debt

Income (loss) before minority interest in
Operating Partnership                      (17,002)           263        7,786

Minority interest in (income) loss of
Operating Partnership                         8,363         1,644      (1,979)

Net income (loss)                           (8,639)         1,907        5,807

Dividends on preferred shares              (13,750)       (6,646)

Net income (loss) applicable to common    $(22,389)    $  (4,739)   $    5,807
shares

Per common share information:
Basic EPS
Income (loss) before extraordinary items  $   (0.18)   $   (0.11)   $     0.23
Cumulative effect of a change in              (0.05)
accounting method
Extraordinary items                           (0.62)       (0.06)       (0.02)
Net income (loss)                         $   (0.85)   $   (0.17)   $     0.21

Weighted average shares outstanding (000)     26,393       27,228       27,515

Diluted EPS
Income (loss) before extraordinary items  $   (0.18)   $   (0.11)   $     0.23
Cumulative effect of a change in              (0.05)
accounting method
Extraordinary items                           (0.62)       (0.06)       (0.02)
Net income (loss)                         $   (0.85)   $   (0.17)   $     0.21

Weighted average shares outstanding (000)     26,393       27,228       27,519

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                             December 31,
                                                          1998           1997

                                                     (in thousands, except share
                                                          and per share data)
Assets

Income-producing properties:
  Land                                                $   145,226    $   132,055
  Buildings and improvements                              946,654       852,674
  Deferred leasing and other charges                       42,469        39,912
  Net                                                   1,134,349     1,024,641
  Accumulated depreciation and amortization             (347,649)     (315,125)
  Net                                                     786,700       709,516

Other Assets:
  Investment in joint venture                               5,799         5,808
  Cash and cash equivalents                                13,512         9,472
  Restricted cash and escrow deposits                      15,005        14,237
  Tenant and other receivables                             17,430        16,986
  Deferred charges and other assets                        30,842        29,930
  Net                                                 $   869,288    $   785,949

Liabilities and Shareholders' Equity

Liabilities:
  Debt on income-producing properties                 $   669,971    $   541,713
  Accounts payable and other liabilities                   38,076        29,132
  Net                                                     708,047       570,845

Minority interest in Operating Partnership                 11,724        25,334

Commitments and contingencies

Shareholders' equity:
  Non-redeemable senior preferred shares, 11.00%
  cumulative,  $.01 par value, 2,500,000 shares
  issued and outstanding                                       25            25
  Common shares, par value $.01 per share,
  120,000,000 shares authorized, 27,741,542, and
  27,727,212  shares issued at
  December 31, 1998 and 1997, respectively                    277           277
  Additional paid-in capital                              314,252       308,571
  Accumulated deficit                                   (150,385)     (106,881)
  Net                                                     164,169       201,992

  Less common shares held in treasury at cost,
  1,534,398 and 1,251,898 shares at
  December 31, 1998 and 1997, respectively               (14,652)      (12,222)
                                                          149,517       189,770
                                                      $   869,288    $   785,949

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                  Year Ended December 31,
                                               1998         1997        1996

                                                       (in thousands)
Cash flows from operating activities:
Net income (loss)                            $ (8,639)    $    1,907    $  5,807
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Minority interest in Operating Partnership     (8,363)      (1,644)        1,979
Equity earnings in joint venture                 (360)        (528)        (575)
Depreciation and amortization                   48,411       45,886       43,713
Gain on asset sales                                                      (2,351)
Extraordinary loss on early extinguishment      22,512        2,331          718
of debt
Cumulative effect of a change in accounting      1,703
method
Net changes in:
Tenant and other receivables                   (2,147)          520      (1,386)
Restricted cash and escrow deposits              (768)     (11,013)        2,925
Deferred charges and other assets              (9,393)        3,156      (1,616)
Accounts payable and other liabilities          11,878      (1,868)      (4,366)
Net cash provided by operating activities       54,834       38,747       44,848

Cash flows from investing activities:
Investment in income properties               (64,223)     (39,152)     (51,482)
Acquisitions of enclosed malls, net of debt   (46,720)     (31,981)
assumed
Proceeds from asset sales                        8,148                     9,452
Distributions from joint venture                                150          300
Net cash (used in) investing activities      (102,795)     (70,983)     (41,730)

Cash flows from financing activities:
Net proceeds from issuance of senior                        118,671
preferred shares
Net proceeds from exercise of share options
and from dividend reinvestment plan                117          921        1,257
Proceeds from issuance of debt, net of loan
deposits prepayment penalties                  576,257      231,723       88,499
Cost of issuance of debt                       (6,806)      (4,774)      (1,804)
Debt repayments                              (476,108)    (265,002)     (60,796)
Dividends and distributions paid on common
shares and partnership units                  (29,063)     (29,287)     (29,564)
Dividends paid on senior preferred shares     (13,750)      (5,921)
Purchase of common shares held in treasury     (2,430)     (12,222)
Cash flow support payments                       3,784          853
Net cash provided by (used in) financing        52,001       34,962      (2,408)
activities

Net increase in cash and cash equivalents        4,040        2,726          710

Cash and cash equivalents, beginning of          9,472        6,746        6,036
period

Cash and cash equivalents, end of period     $  13,512    $   9,472     $  6,746

Interest paid (net of amounts capitalized)   $  42,674    $  39,351     $ 41,480
Interest cost capitalized                    $   2,192    $   2,463     $  2,943

Non-cash financing activities:
Issuance of partnership units related to the
purchase of Middletown Mall and Greater
Lewistown Center                             $   4,479    $             $
Cash flow support credited to minority
interest and paid-in capital
that was prefunded in 1995                   $            $   1,889     $  2,889
Difference between preferred dividends       $            $     725     $
accrued versus paid
Debt assumed as part of properties acquired  $  14,718    $             $

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity


                                         Common     Senior
                                         Shares    Preferred    Common
                                       Outstanding   Shares     Shares

                                                 (in thousands)

Balance, December 31, 1995                 27,450  $         $     274

Shares issued under dividend
reinvestment plan                             163                    2
Capital contributions from Crown
Investments Trust:
Cash flow support payments
Transfer in (out) of limited
partner's interest in the Operating
Partnership
Net income
Dividends paid

Balance, December 31, 1996                 27,613                  276

Issuance of Preferred Shares                              25
Common Shares issued under
dividend reinvestment plan                    114                    1
Common Shares purchased and
held in treasury                          (1,252)
Transfer in (out) of limited
partners' interest in the Operating
Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support
Net income
Dividends paid and accrued

Balance, December 31, 1997                 26,475         25       277

Issuance of Preferred Shares
Common Shares issued under
dividend reinvestment plan                     14
Common Shares purchased and
held in treasury                            (282)
Transfer in (out) of limited
partners' interest in the Operating
Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support
Net income (loss)
Dividends paid and accrued

Balance December 31, 1998                  26,207 $       25 $     277


                                                     Retained
                                                     Earnings  Common
                                         Additional  (Accumu-  Shares
                                          Paid-In    lated     Held in
                                          Capital    Deficit)  Treasury   Total
                                                     (in thousands)

Balance, December 31, 1995              $ 181,337  $ (64,200)  $      $ 117,411

Shares issued under dividend
reinvestment plan                           1,225                         1,257
Capital contributions from Crown
Investments Trust:
Cash flow support payments                  2,152                         2,152
Transfer in (out) of limited partner's
interest in the Operating Partnership       (539)                         (539)
Net income                                             5,807              5,807
Dividends paid                                      (22,012)           (22,012)

Balance, December 31, 1996                184,205   (80,405)            104,076

Issuance of Preferred Shares              118,646                       118,671
Common Shares issued under
dividend reinvestment plan                    920                           921
Common Shares purchased and
held in treasury                                              (12,222)  (12,222)
Transfer in (out) of limited partners'
interest in the Operating Partnership       2,029                         2,209
Capital contributions from Crown
Investments Trust:
Cash flow support                           2,771                         2,771
Net income                                            1,907               1,907
Dividends paid and accrued                         (28,383)             (28,383)

Balance, December 31, 1997                308,571  (106,881)  (12,222)  189,770

Common Shares issued under
dividend reinvestment plan                   117                            117
Common Shares purchased and
held in treasury                                               (2,430)  (2,430)
Transfer in (out) of limited partners'
interest in the Operating Partnership       2,817                         2,817
Capital contributions from Crown
Investments Trust:
Cash flow support                           2,747                         2,747
Net (loss)                                           (8,639)            (8,639)
Dividends paid and accrued                          (34,865)            (34,865)

Balance December 31, 1998              $  314,252 $(150,385) $ (14,652) $149,517


The accompanying notes are an integral part of these statements.



                           CROWN AMERICAN REALTY TRUST
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Organization

Crown  American Realty Trust (the "Company") was formed on May  14,  1993  as  a
Maryland  real  estate  investment  trust (a  "REIT")  to  acquire  and  operate substantially  all  of  the  enclosed shopping mall properties  and  two  office
buildings  (the  "Properties")  owned  by  Crown  American  Associates   ("Crown
Associates"), formerly Crown American Corporation. Crown Associates is a wholly-
owned  subsidiary of Crown Holding Company ("Crown Holding"). Crown  Associates,
which  was  founded  in  1950,  was  engaged  principally  in  the  development, acquisition,  ownership  and management of enclosed shopping  malls  and,  to  a lesser extent, strip shopping centers, hotels and office buildings.  The Company raised  approximately $405 million in equity through an initial public  offering of  approximately 25.5 million shares, which occurred on August  17,  1993,  and used  the  proceeds to purchase an initial 78% general partnership  interest  in
Crown  American  Properties, L.P. (the "Operating Partnership"),  a  partnership which  was formed just prior to consummation of the offering to own and  operate the  Properties.  These proceeds, along with new borrowings, were  used  by  the
Operating Partnership to retire debt related to the Properties.

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the
"Financing  Partnership"), a partnership which is 99.5% owned by  the  Operating
Partnership and 0.5% owned by the Company.

The  limited  partnership  interest in the Operating  Partnership  and  the  1.6 million  shares in the Company received for two malls transferred  in  1993  are currently  held  by  Crown  Investments Trust ("Crown  Investments"),  by  Crown
American Investment Company (a subsidiary of Crown Investments), and by  members of  the  Pasquerilla  family.  As described in Notes  14  and  15,  the  Company acquired two properties in 1995, one property in 1997, three properties in 1998, and sold one mall in 1998.

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

                                Percent of Total Revenues
                                      1998      1997

Sears Roebuck and Co.                 5.8%      7.5%
J C Penney, Inc.                      4.3%      5.2%
The Limited Stores, Inc.              3.9%      4.6%
Venator Group, Inc.                   3.5%          3.8%
The Bon-Ton Stores, Inc.              3.3%      3.4%

Amounts  for  Venator  Group,  Inc. includes Woolworth,  Afterthoughts,  Kinney,
Footlocker, Lady Footlocker, Champs, and Northern Reflections.

The  Properties  currently  consist of: (1)  26  enclosed  shopping  malls  (and adjacent  leased outparcels and strip centers at certain of the enclosed  malls)
located  in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina,  West
Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer
Park  Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania,
(3)  a  non-enclosed  strip  shopping  center  located  in  Lewistown,  PA,  (4)
Pasquerilla  Plaza, an office building in Johnstown, Pennsylvania, which  serves as the headquarters of the Company and is partially leased to other parties, and
(5)  a  parcel of land and building improvements located in Pennsylvania  (under ground  lease  with a purchase option) sub-leased to a department  store  chain.
The Company also owns approximately 80 acres of land adjacent to a number of the mall  properties which are held for development, ground lease, or sale to  third parties.

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

The  accompanying consolidated financial statements of the Company  include  all accounts  of  the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary,  the Operating Partnership. The Operating Partnership directly  owns seven  malls, the 50% joint venture interest in Palmer Park Mall, the  Corporate headquarters  building, and the Westgate anchor pad.  All  remaining  properties are  owned by seven partnerships and limited liability companies that are either
99.5%  or  100.0%  owned  by  the  Operating Partnership.   The  remaining  0.5%
interests  in  these second-tier entities are owned by the Company  through  its
wholly-owned  subsidiaries.   The  Operating  Partnership  also  has  all   paid
employees  and  manages  all properties except the  Palmer  Park  Mall  and  the
Westgate  anchor  pad.  Other than its ownership interests in its  subsidiaries,
the  Company  owns  no other assets and has no other business  activities.   The
Company  is  the  sole  general  partner in the Operating  Partnership,  and  at
December  31, 1998 the Company held 100% of the preferred partnership  interests
(see  Note  6) and 72.47% of the common partnership interests.   All significant
intercompany amounts have been eliminated.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

During the third quarter of 1998, the Company implemented this EITF consensus as a  change in accounting method and accordingly recorded as of January 1, 1998  a
$1.7  million  cumulative effect adjustment representing  the  change  in  prior years' percentage rent income based on the new method of accounting.  The impact on percentage rent income of the new method for the year ended December 31, 1998 was  a reduction of percentage rents of about $12,000 from what would have  been
reported under the Company's previous method of accounting.   The impact on  the
fourth  quarter  of  1998 was an increase in percentage  rent  of  approximately
$66,000  over  what  would  have been reported.  The impact  on  the  previously reported first, second, and third quarters was immaterial.

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

Certain  improvements  and replacements are capitalized  when  they  extend  the
useful  life,  increase capacity, or improve the efficiency of the  asset.   All
other repair and maintenance items are expensed as incurred.  Total repairs  and maintenance expenses were $9.3 million, $8.5 million, and $9.2 million  for  the years ended December 31, 1998, 1997, and 1996, respectively.

Leasing  charges,  including  tenant construction allowances  and  direct  costs incurred  by the Company to obtain a lease, are deferred and amortized over  the related  leases or terms appropriate to the expenditure.  Substantially  all  of the  income-producing  properties  have been pledged  to  secure  the  Company's currently  outstanding  debt and the $155.6 million in lines  of  credit  ($68.1 million borrowed under the lines of credit as of December 31, 1998).

Interest and Financing Costs

Interest  costs  are  capitalized related to income-producing  properties  under construction,  to  the  extent  such assets qualify  for  capitalization.  Total interest  capitalized was $2.2 million, $2.5 million, and $2.9 million  for  the years  ended December 31, 1998, 1997, and 1996, respectively.  Interest  expense
includes   amortization  of  deferred  financing  costs  related  to   completed
financings (see Note 3) and is net of miscellaneous interest income on cash  and escrow  deposit  balances  aggregating $1.3  million,  $1.5  million,  and  $0.5 million,  for  the years ended December 31, 1998, 1997, and 1996,  respectively.
Financing  costs are based on actual costs incurred in obtaining  the  financing and  are deferred and amortized as part of interest expense over the term of the related  debt instrument.  Costs incurred for financings which are not completed are expensed as part of interest costs.  Unamortized financing costs related  to debt that is extinguished early is written off as an extraordinary item.

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

The  Company's  taxable income (loss) (before the dividends paid deduction)  for the  years  ended  December  31, 1998, 1997, and 1996 was  approximately  $(6.4)
million,  $1.8  million, and $2.1 million, respectively.  These  amounts  differ significantly  from net income (loss) as reported in the Company's  consolidated financial  statements for the same periods.  In order to maintain  REIT  status, the  Company  must distribute to its shareholders at least 95%  of  its  taxable income  in  the  form  of deductible dividends.  This required  distribution  is significantly  less than the amounts actually distributed each  year  since  the
Company elected REIT status in 1993.

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

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:

                                Total Paid     Current
                                Per Common     Taxable           Non-Taxable
                                   Share       Dividends       Return of Capital

Year ended December 31, 1998       $0.80             0%              100%
Year ended December 31, 1997       $0.80             0%              100%
Year ended December 31, 1996       $0.80            44%               56%

The  decrease in the taxable portion of the 1998 and 1997 dividends results from the allocation of taxable income first to the preferred share dividends with any
remainder  allocable  to  the common share dividends.   During  the  year  ended
December  31, 1998 the Company paid dividends of $5.50 per preferred share,  all of which was tax deferred return of capital.  During the year ended December 31,
1997,  the Company paid dividends of $2.3681 per preferred share, all  of  which was current taxable income.

Investment in Joint Venture

The  Company's  50% joint venture investment in Palmer Park Mall Venture,  which owns  Palmer Park Mall (not managed by the Company), is accounted for under  the
equity  method.   As  such,  earnings of the  joint  venture  are  reflected  in miscellaneous income in the period earned and distributions of the joint venture
are  reflected  as  a reduction in the carrying amount of the  investment.   The
investment  amount  in excess of the underlying net assets, net  of  accumulated
amortization,  is  $4.2  million  at  December  31,  1998,  with   a   remaining
amortization period of approximately 12 years.  The Company has guaranteed $10.0 million of the total $20.0 million of debt owed by the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents includes all unrestricted cash and cash equivalent investments with original maturities of three months or less.

Net Income (Loss) Per Share

During  1997  the  Company adopted Statement of Financial  Accounting  Standards
("SFAS")  No.  128, Earnings Per Share. Under SFAS No. 128, basic income  (loss)
per  common share is computed by dividing net income (loss) applicable to common shares,  as shown in the Consolidated Statements of Operations, by the  weighted average number of common shares outstanding for the year.  Diluted income (loss)
per  share  is computed the same way except that the weighted average number  of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the  Company's only dilutive securities.  Because no anti-dilution is  permitted under  SFAS  No.  128,  diluted and basic EPS for 1998 and 1997  are  identical.
Below  is  the computation of basic and diluted EPS for the year ended  December
31, 1996 (in thousands, except per share amounts):
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

The calculation of diluted earnings per share for 1998 and 1997 would have included approximately 115,000 shares and 20,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

New Accounting Pronouncements

   In  the  first  quarter of 1998, the Company adopted Statement  of  Financial
Accounting  Standards  ("FAS") No. 130, Reporting  Comprehensive  Income,  which requires companies to report all changes in equity during a period, except those resulting  from investment by owners and distribution to owners, in a  financial statement for the period in which they are recognized.  FAS No.130 has no impact on  the  Company's  financial statements, as the Company's comprehensive  income
(loss)  is  equal to its net income (loss) at December 31, 1998, as the  Company has  just one reportable operating segment.  In the fourth quarter of 1998,  the
Company  adopted  FAS No. 131, Disclosures About Segments of an  Enterprise  and
Related  Information.   This new standard has not had a material effect  on  the
Company's consolidated financial statements.

        In  June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
and  Hedging  Activities.   The Statement establishes accounting  and  reporting
standards   requiring  that  every  derivative  instrument  (including   certain
derivative  instruments embedded in other contracts) be recorded in the  balance sheet as either an asset or liability measured at its fair value. FAS No. 133 is
effective  for  fiscal years beginning after June 15, 1999.    Had  the  Company
applied  this  standard  currently,  the effect  on  the  Company's  results  of operations at December 31, 1998 would be immaterial.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):

                                       December 31, 1998     December 31, 1997

Deferred operating covenant costs          $   5,253            $   7,883
Deferred financing costs                       8,721               10,667
Prepaid expenses and miscellaneous
 receivables                                  12,538                7,278
Furniture, fixtures, equipment, and other      4,330                4,102
Net                                        $  30,842             $ 29,930

Deferred Operating Covenant Costs

During  fiscal  year 1991, approximately $23 million was paid  to  three  anchor tenants with respect to leases at ten of the malls and in 1992 an additional  $4 million  was  paid in order to obtain operating covenants (a covenant  requiring the  anchor,  among  other  things, to maintain operations  in  certain  of  the
Properties  for  the duration of the lease period) and to extend  the  terms  of their leases beyond fiscal year 2000.  In April 1993, an additional $0.2 million
was  paid  to  another  tenant  to  obtain similar  rights.   These  costs  were
capitalized  and  are  being amortized over the life of the operating  covenants
with  the  amortization recorded as a reduction of minimum  rent.   Amortization
was  $2.6  million, $2.6 million, and $2.6 million, for the years ended December
31, 1998, 1997, and 1996, respectively.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregate approximately $9.0 million. As of December 31, 1998, $8.1 million of these costs have been incurred and capitalized in the financial statements with the remainder expected to be incurred in 1999.

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 1998, consists of approximately $5.2 million related to the $465 million mortgage debt refinancing with GECC in August, 1998 and $3.5 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $2.7 million, $3.3 million, and $3.9 million for the years ended December
31, 1998, 1997 and 1996, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $5.9 million, $1.6 million, and $0.4 million for the years ended December 31, 1998, 1997, and 1996, respectively. Deferred financing costs incurred and capitalized were $6.8 million, $4.8 million, and $1.8 million for the years ended December 31, 1998, 1997, and 1996, respectively.

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

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                    December 31, 1998      December 31, 1997

Mortgage loans                           $ 465,000             $  280,637
Permanent loans                            133,960                229,417
Construction loans                           2,932                  1,659
Secured term loans and lines of credit      68,079                 30,000
Net                                      $ 669,971             $  541,713

Mortgage Loans

Concurrently  with the offering of shares of the Company in 1993, the  Financing
Partnership  borrowed an aggregate $300 million in mortgage debt through  Kidder
Peabody   Mortgage  Capital  Corporation  (collectively,  the  "Kidder  Mortgage
Loans").   In  connection with obtaining a construction loan for rebuilding  and expanding  Logan Valley Mall, in December 1995 the Company repaid $19.4  million of  the Kidder Mortgage Loans in order to release the Logan Valley Mall from the
Kidder  Mortgage  Loans  and Financing Partnership.  No prepayment  penalty  was
incurred.   On  August  28,  1998, the Company closed  a  $465  million  10-year mortgage with GE Capital Real Estate ("GECRE").  The gross proceeds from the new loan  (the  "GECRE  Mortgage Loan") were used to refinance  the  $280.6  million
Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and the  $30.0 million secured term loan.  The remaining proceeds were used  largely to  establish escrows to fund the remaining expansion and redevelopment costs of
Patrick  Henry  Mall and Nittany Mall, and to fund closing costs,  initial  loan reserves  and prepayment penalties with respect to $200.0 million of the  Kidder
Mortgage Loans and the $30.0 million secured term loan that were pre-paid  prior to their maturity dates.  The prepayment penalties for the Kidder Mortgage Loans and  the  $30 million term loan were approximately $16.6 million.  In  addition, approximately  $5.9 million of unamortized deferred financing costs  related  to the  Kidder  Mortgage Loans and the $110.0 million interim  mortgage  loan  were written off.  Both of these items were accounted for as an extraordinary loss on early  extinguishment  of  debt.  The GECRE Mortgage Loan  has  a  fixed  stated
interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the  malls.  Crown Investments has guaranteed $250 million of the GECRE Mortgage
Loan.  In connection with the GECRE Mortgage Loan, in November 1997, the Company made  a $6.0 million interest-bearing good-faith deposit with GECRE, and in July and  August  1998, the Company made $12.2 million in non-interest  bearing  rate lock deposits with GECRE.  These deposits were refunded at closing.

Permanent Loans

At  December 31, 1998, permanent loans consisted of nine loans secured by  seven properties held by the Operating Partnership. Included in permanent loans  is  a
$3.1 million interest free Urban Development Action Grant loan with the City  of
Johnstown, Pennsylvania, secured by an office building and due October  2006.  A
$1.1  million  loan related to Carlisle Plaza Mall is an Industrial  Development
Bond  secured  with a $1.1 million letter of credit, which expires  in  January,
2008.   Crown Holding has guaranteed one of the permanent loans with  a  current outstanding balance of $10.9 million.

Construction Loans

In  September  1998  the Company entered into a $26.8 million  construction  and three-year  permanent  loan with a bank lender to finance a renovation/expansion program at Washington Crown Center.  The loan has an interest rate of LIBOR plus
1.90%.   The  construction loan term is for two years followed by  a  three-year permanent term loan.

In June 1997 the Company refinanced one construction loan with a new five-year permanent loan with a bank lender, together with a $6.0 million one-year construction loan facility that converted to a four-year permanent loan in 1998.
This new construction loan relates to a theater and other expansion construction at one of the Company's malls. The permanent loan bears fixed interest at 8.12% and the four-year permanent loan bears interest at 6.71%. During July 1997 the Company repaid two of its outstanding construction loans from the proceeds of the senior preferred shares (see Note 6) and in November 1997 refinanced the Logan Valley construction loan as described further below.

Secured Term Loans and Lines of Credit

At December 31, 1998 the Company had $155.6 million in available revolving lines of  credit,  which  includes a $100.0 million acquisition credit  facility  with
GECRE  bearing  interest  at LIBOR plus 2.35%, a $50.0  million  general  credit facility  with GECRE secured by cross collateralized mortgages on  four  of  the
Company's  mall  properties bearing interest at LIBOR plus  1.95%,  and  a  $5.6 million  line  with  a bank secured by a mortgage on the Company's  headquarters
office  building  bearing  interest at prime plus 0.625%.   Amounts  outstanding
under  all  lines  of  credit at December 31, 1998, 1997, and  1996  were  $68.1
million,  $0.0  million,  and $5.6 million, respectively.    The  $68.1  million
outstanding  at  December 31, 1998 includes $27.4 million under the  acquisition line, and $40.6 million under the general lines. Both of the GECRE lines have  a minimum  initial  term ending November 17, 1999, have no required  amortization, and  can  be extended to November 17, 2001 under renewal provisions so  long  as certain  conditions are satisfied.  The remaining $5.6 million line is renewable annually  on  April  30.  All the lines have a 0.125% per annum  commitment  fee based on the unused amounts of the line.

The $100 million acquisition line is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired properties; in addition $26.0 million of this line has been earmarked for the Valley Mall construction loan as further described in Note 14. Any properties acquired under this line will be mortgaged to secure the borrowings under this line. Amounts may be borrowed under the other $55.6 million credit lines for general corporate purposes.

Interim Mortgage Loan with GE Capital Real Estate

In  November 1997 the Company closed with GECRE a $110 million interim  mortgage loan  and the $150 million secured credit facilities described above.  The  $110 million  mortgage loan was placed through a new subsidiary, Crown American  W  L
Associates, L.P., and was secured by Logan Valley and Wyoming Valley  malls  and bore  interest  at  LIBOR plus 1.60%.  The interim mortgage loan  proceeds  were primarily used to repay in full the existing $51.4 million construction loan  on
Logan Valley Mall and the existing $50.0 million mortgage loan on Wyoming Valley
Mall.    These  two  loans  bore  interest  at  LIBOR  plus  2.375%  and  1.75%,
respectively.   The interim mortgage loan was repaid as part of the  refinancing in August 1998, as noted above.

Covenants and Restrictions

Various  of  the  above  loans  and lines of credit  contain  certain  financial covenants  and  other  restrictions, including limitations  on  the  ratios,  as defined,  of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate  debt  to  total debt.  The Company was in compliance with  all  such  loan covenants  as of and during the period ended December 31, 1998.  Twenty  of  the
Company's malls are mortgaged under the GECRE Mortgage Loan and the GECRE  lines of  credit.  All of these malls are owned by special purpose subsidiaries of the
Company.   The  sole  business  purpose of these  subsidiaries,  as  an  ongoing covenant  under the related loan agreements, is the ownership and  operation  of
the  properties.   The  mortgaged  malls  and  related  assets  owned  by  these subsidiary entities are restricted under the loan agreements for the payment  of the  related  mortgage loans and are not available to pay  other  debts  of  the consolidated Company.  However, so long as the loans are not under an  event  of default,  as  defined  in  the  loan  agreements,  the  cash  flows  from  these properties, after debt service and reserve payments are made, are available  for the general use of the consolidated Company.

Interest Rates

The  Mortgage  Loans on the Financing Partnership properties  and  nine  of  the permanent  loans  with  an  aggregate principal balance  of  $599.0  million  at
December  31, 1998 have fixed interest rates ranging from 4.50% to 9.625%.   The
weighted average interest rate on this fixed-rate debt at December 31, 1998, and
1997  was  7.64%  and 7.53%, respectively.  The weighted average  interest  rate during  the years ended December 31, 1998, 1997, and 1996 was 7.58%, 7.73%,  and
7.87%,  respectively.   All of the remaining loans with an  aggregate  principal
balance of $71.0 million at December 31, 1998 have variable interest rates based on spreads ranging from 1.60% to 2.25% above 30 day LIBOR.  The weighted average interest rate on the variable rate debt at December 31, 1998 and 1997 was  7.18%
and  7.37%, respectively.  The weighted average interest rate during  the  years
ended   December  31,  1998,  1997,  and  1996  was  7.50%,  7.93%,  and  7.93%,
respectively.

Debt Maturities

As of December 31, 1998, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      1999                                    $  2,771
      2000                                       5,502
      2001                                      78,707
      2002                                      40,351
      2003                                      12,745
       Thereafter                              529,895
                                              $669,971

NOTE 6 - PREFERRED SHARE OFFERING AND TREASURY SHARES

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

The net proceeds from the offering were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred
Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds received from the Company primarily to repay $58.3 million of debt in early
July, to repurchase $12.2 million of common shares held in treasury under a common share repurchase program approved by the Board of Trustees, and to acquire Valley Mall for $32.0 million in November 1997.

As  stipulated in the Prospectus Supplement, additional dividends shall be  paid quarterly to the holders of the preferred shares if the Company's total debt (as defined)  exceeds  the product of 6.5 times EBITDA, as defined,  (the  "Leverage
Ratio")  without  the consent of the holders of at least 50%  of  the  preferred shares outstanding at the time.  The Leverage Ratio computed as of December  31,
1998, is 5.85 to 1.  If required to be paid, additional dividends will be for an amount  per  preferred  share  equal  to  0.25%  of  the  Preferred  Liquidation
Preference  Amount (defined below) on an annualized basis for the first  quarter
with  respect  to  which  an  additional dividend  is  due.   For  each  quarter
thereafter  that  the Company continues to exceed the permitted Leverage  Ratio, the additional dividend will increase by an amount per preferred share equal  to an  additional  0.25%  of  the Preferred Liquidation  Preference  Amount  on  an
annualized basis.  However, the maximum total dividend on the preferred  shares, including  any additional dividends, will not at any time exceed 13.00%  of  the
Preferred  Liquidation  Preference Amount per annum.  The Preferred  Liquidation
Preference  Amount is equal to the sum of $50.00 per share plus an amount  equal to any accrued and unpaid dividends thereon (including any additional dividends)
and whether or not earned or declared to the date of payment.

In connection with the preferred share offering, the Company's Board of Trustees also  authorized  the  Company to make open market purchases  of  the  Company's common  shares.  As of December 31, 1998, the Company had repurchased  1,534,398 common shares for an aggregate purchase price of $14.7 million; these shares are
currently  held  as  treasury  shares.   Under  the  current  Board  resolution,
additional  repurchases of common shares will require re-approval by the  Board.
In connection with such repurchases, the Operating Partnership redeemed from the
Company  an  equivalent number of common Partnership Units  for  the  equivalent repurchase  cost, thus maintaining a 1.0 to 1.0 relationship between the  number of the Company's outstanding common shares of beneficial interest and the number of  common Partnership Units in the Operating Partnership that are owned by  the
Company.

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls and the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 1998, are as follows (in thousands):

     Year Ending
     December  31,

      1999                                    $ 96,069
      2000                                      88,258
      2001                                      79,145
      2002                                      68,752
      2003                                      61,509
      Thereafter                               238,569
                                              $632,302

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):

                  Beginning                                            Ending
Year Ended         Balance    Additions    Amortization     Other     Balance

December 31, 1998  $ 16,348   $  4,550     $ 3,673          $ (751)   $ 16,474
December 31, 1997    17,914      2,398       3,964                -     16,348
December 31, 1996    20,041      2,156       4,015            (268)     17,914

NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant  to  the  Operating  Partnership  Agreement,  Crown  Investments,   its
subsidiary,  Crown  American Investment Company, and Frank J.  Pasquerilla  have certain  rights (the "Crown Rights"), which enable them to require the Operating
Partnership to redeem part or all of their common Partnership Units for a  price equal  to  the  equivalent  value of the common shares  of  the  Company  (on  a
one-for-one   basis).   Crown  Investments  currently  owns   8,090,388   common
Partnership  Units,  Crown  American Investment Company  owns  1,786,459  common
Partnership  Units,  and  Frank J. Pasquerilla owns  79,551  common  Partnership
Units.   The obligation to redeem these Partnership Units may be assumed by  the
Company  in  exchange  for,  at  the Company's election,  either  shares  (on  a one-for-one basis) or the cash equivalent thereof, provided that the Company may not  pay  for such redemption with shares to the extent that it would result  in
Crown   Investments  and  its  affiliates  (including  Frank   J.   Pasquerilla)
beneficially or constructively owning more than 12.0% of the outstanding shares.
Crown  Investments  and  its affiliates may require the Company  to  assume  the obligation  to  pay  for such redemption with shares to the  extent  that  Crown
Investments  and  its affiliates own less than 12.0% of the outstanding  shares.
Crown  Investments  and  its  subsidiary have pledged  substantially  all  their
Partnership  Units (the "Pledged Units") as collateral for a  loan  made  by  an unrelated  third party.  In June 1995 the Company filed a Registration Statement on  Form S-3 with the Securities and Exchange Commission relating to the Pledged
Units.  If at the time of any such permitted exchange the Shelf Registration  is not  effective, the Company is obligated to purchase a specified portion of  the
Pledged Units.  The Company also has the right to purchase the Pledged Units  in lieu of effecting an exchange.

Management Agreements

The Company manages certain retail properties for Crown Associates pursuant to a
management  agreement.   Certain  of these properties  were  transferred  to  an
affiliate  of Crown Associates in 1995 and 1996.  For its services, the  Company receives  management  and  leasing fees which amounted  to  $0.1  million,  $0.2 million,  and  $0.1 million, for the years ended December 31,  1998,  1997,  and
1996, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties.
Total commissions earned were $0.1 million, $0.0 million, and $0.4 million, for the years ended December 31, 1998, 1997, and 1996, respectively, and are included in miscellaneous income.

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

Total  cash  flow support earned by the Company was $3.8 million, $3.7  million, and  $2.9  million,  for  the years ended December 31,  1998,  1997,  and  1996,
respectively.   In  addition, Crown Investments agreed to  fund  certain  tenant improvement  costs incurred for signed leases as of June 30, 1993  scheduled  to commence subsequent thereto.  These tenant improvement costs were funded in 1993 and  1994  and  have been insignificant thereafter.  During 1995  Crown  Holding advanced $6.4 million to the Company primarily to pre-fund future payments under the Support Agreement.  This pre-funding did not change or terminate the Support
Agreement, and additional funding recommenced in 1997.  Earned support  payments and funded tenant improvements under the Support Agreement are accounted for  as capital  contributions  made by the minority owner in the Operating  Partnership and  are credited to minority interest (as to the minority ownership percentage)
with  the remainder to the Company's paid-in capital.  As a result of the  above
transactions,  the  Company  had  a  receivable  of  $0.9  million  from   Crown
Investments at December 31, 1998.

Crown  Associates Lease at Pasquerilla Plaza

Approximately  14,300  square  feet of Pasquerilla  Plaza  is  leased  to  Crown
Associates for annual base rent of approximately $266,000 under a lease with a term ending July 31, 2003. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease includes a five-year renewal option at then market rents.
Total rent earned by the Company for the years ended December 31, 1998, 1997, and 1996 was $262,063, $245,500, and $204,500, respectively.

Lease at Logan Valley Mall between the Company and Crown American Enterprises

Crown American Enterprises (CAE) entered into a lease for a 1,962 square foot mall shop space at the Company's Logan Valley Mall. CAE subsequently assigned this lease to Crown Max LLC, a company which is owned by CAE and an unrelated third party. The lease began on January 1, 1998 and had a ten-year term with an annual base rent of $44,000 plus contributions to common area maintenance and real estate taxes. The terms were comparable to rates for similar space rented to third parties at this property. During the year ended December 31, 1998 CAE paid an aggregate of $64,728 to the Company for this space. CAE used this space to operate a virtual-reality entertainment facility. In addition to the rental income, the Company was interested in determining the economic feasibility of adding similar entertainment facilities to other Company malls. CAE closed the entertainment facility on December 31, 1998, and the Company and CAE have negotiated a lease surrender and termination agreement whereby CAE will pay an additional $22,000 to the Company as consideration for the lease termination as of December 31, 1998. The total amounts received by the Company under the lease, including the lease termination payment, exceeded the Company's non-recoverable investment in the leased premises.

Line of Credit with Crown Financing Company

In  December  1996  the Board of Trustees approved the terms of  a  $10  million standby  line of credit with Crown Financing Company, a wholly-owned  subsidiary
of  Crown  Holding  Company.   Under this unsecured facility,  the  Company  was
permitted to borrow up to $10 million with interest based on the prime rate plus
1  5/8%.  This  line  of  credit expired during 1998 and no  amounts  were  ever borrowed under this line.

Amounts due to or from Crown Associates and Crown Investments

In  addition  to the above items, the Company allocates a portion of  the  costs related  to  its  construction, development, MIS,  legal,  and  risk  management departments to Crown Associates based on estimated usage.  These allocated costs aggregated  $0.5  million, $0.5 million, and $0.5 million for  the  years  ended
December  31, 1998, 1997, and 1996, respectively.   Conversely, Crown Associates
and its affiliates charge the Company for use of their corporate aircraft, hotel and dining services.  Such costs totaled $0.8 million for 1998, $0.1 million for
1997 and were de minimus for 1996.  As a result of the above transactions,   the
Company  had  a  net  receivable  from Crown Associates  and  Crown  Holding  at
December 31, 1998 of $0.1 million.

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

Under  the  transaction  with Bon-Ton, which closed in September  1994,  Bon-Ton assumed  leases  and  agreed to operate six Hess's stores, and  also  agreed  to temporarily  operate five Hess's stores through January 1996  (two  stores)  and
January  1997  (three stores).   One temporary location was at  Middletown  Mall
which  was  sold  in  1998; the remaining four locations  have  been  leased  to replacement tenants.

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

NOTE 9 - LEASES

The  Company is the lessee under a ground lease with a third party for  Shenango
Valley  Mall,  Crossroads Mall, and Greater Lewistown Plaza, and is  the  lessee
under  two  ground leases with third parties for Uniontown Mall.   The  Shenango
Valley  Mall  lease  expires on July 24, 2017.  One  lease  for  Uniontown  Mall expires  on  March 30, 2038 with up to seven five-year renewal options  and  the other lease expires on April 30, 2039 with up to four five-year renewal options.
The Greater Lewistown lease expires on February 1, 2045 and the Crossroads lease expires  in October, 2027 with a 49 year option period.  All five leases require fixed  annual  payments.  Fixed rental expense related to these leases  for  the years  ended  December  31,  1998, 1997, and 1996 was  $246,000,  $153,000,  and
$153,000,  respectively.   Future minimum lease payments  on  these  leases  are
$290,569 per year through 2003 and $9,761,000 for all years thereafter.

Under the Uniontown Mall and Greater Lewistown leases additional rents are paid based on mall tenant percentage rents. These additional rents were $64,000, $58,000, and $56,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Capital Leases

Assets   under  capital  leases,  primarily  office  and  mall  equipment,   are
capitalized  using interest rates appropriate at the inception  of  each  lease.
Capital  lease  obligations  amounted to   $0.5  million  and  $1.0  million  at
December  31, 1998 and 1997, respectively, and are included in accounts  payable and other liabilities.

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

Total  plan  costs for the years ended December 31, 1998, 1997,  and  1996  were
$605,000,  $512,000,  and  $465,000, respectively.   The  plans  of  predecessor
affiliated entities were terminated upon the formation of the Company.

In  late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed
the  limits  that can be deferred under The Retirement Savings Plan.   The  plan
became effective January 1, 1997 and $129,000 and $114,000 was deferred in  1998 and 1997, respectively, under the plan.  Amounts deferred are charged to expense in  the current period; as such, all compensation expense under the above  plans is being fully recognized as it is earned.

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

Currently, all the Employee Option Agreements except for one participant provide that  an option may only be exercised after the optionee has completed two years of  employment with the Operating Partnership after the date of the grant of the
option.   Under  such Option Agreements, an option first becomes exercisable  to the extent of 20% of the total number of Units subject to the option on each  of the  second,  third, fourth, fifth and sixth anniversaries of the  date  of  the
grant  of  the  option.   One participant has an option received  in  1996  that
provides  for full vesting of the options granted thereunder three  years  after the  date  of  grant,  and  another option received in 1998  that  provides  for immediate  vesting.  If employment is terminated after the option has  partially or fully vested, the option may be exercised to the extent it was exercisable at the  time  of termination of employment.  There are certain limitations  on  the
timing  of  exercise of the option after termination of employment.   Currently,
all  the Option Agreements provide that options expire five years after the date they  first  become  exercisable.  Effective on January 3, 1996,  the  Board  of
Trustees  canceled all then outstanding options (except for 30,000 options  that were  granted  in  November 1995) and issued 968,000 new  options  at  the  then current market price of $8.00 per share, pursuant to the terms described  above.

Option transactions under the Employee Option Plan are as follows:



                                          Year Ended December 31,
                               1998              1997              1996
                                  Weighted           Weighted          Weighted
                        Number    Average  Number    Average  Number   Average
                         of       Exercise   of       Exercse    of     Exercise
                        Units      Price    Units     Price     Units     Price
Options outstanding,
beginning of period     1,126,000  $ 8.13  1,036,000  $ 8.00    998,000  $ 15.78
Granted                   150,000    8.84     90,000    9.53  1,062,000     8.00
Canceled                 (88,800)    9.13                   (1,024,000)    15.59
Exercised                 (7,330)    7.83
Options outstanding,
end of period           1,179,870  $ 8.14   1,126,000 $ 8.13  1,036,000  $  8.00

Range of option         $ 7.75 to           $ 7.50 to         $ 7.50 to
exercise prices         $    9.25           $    9.75         $    8.50
Weighted average
fair value of options
granted during the year
(per option)            $    0.30           $    0.59         $    0.54
Weighted average
contractual life at end
of period (in years)          5.9                 7.1               8.0
Options exercisable at
period end                187,974               2,000                 0
Total compensation
expense recognized
during the period       $       0            $      0          $      0



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 9.06%, 8.40%, and 10.0%; expected volatility of 16%, 17%, and 23%; risk free interest rates of 5%, 6.3%, and 6.6%; and expected lives of 7.4 years, 9.0 years, and 9.0 years.

The Trustees' Option Plan was amended and restated effective as of December 30, 1997. As amended, options to purchase a total of 125,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Each non-employee Trustee automatically is granted on December 31 of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant. Previously, the plan provided for annual grants of 500 shares. On December 31, 1998 and 1997 each of the four non-employee trustees were granted options to purchase 5,000 common shares at exercise prices of $7.75 and $9.313, respectively. On December 31, 1996, 1995 and 1994, each of the four non-employee trustees was granted an option to purchase 500 shares at an exercise price of $7.50, $7.875, and $13.50, respectively. The amended Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares at the date of grant upon the appointment or election of each new non-employee Trustee to the Board.
Previously, the Company awarded options to purchase 500 common shares at an exercise price of $17.25 per share (the initial public offering price of the common shares) to each of the four non-employee Trustees upon their initial election to the Board in August 1993. As of December 31, 1998 there were 46,500 options to purchase common shares held by the Trustees. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant, but as of December 31, 1998 none had been exercised. Options under the Trustees' Option Plan expire five years from the date of grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the years ended December 31, 1998, 1997, and 1996 would have been reduced by approximately $0.10 million, $0.13 million, and $0.12 million, respectively, or $0.004, $0.005, and $0.004 per share, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND MARKET RISKS

Statement  of  Financial Accounting Standards No. 107 "Fair Value  of  Financial
Instruments" requires disclosures about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of the Company's $599.0 million of fixed rate debt has an estimated fair value of $616.4 million at December 31, 1998. The remaining $71.0 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 is shown below (in thousands, except per share data):



                                       First     Second       Third      Fourth
                                      Quarter    Quarter     Quarter     Quarter

Year ended December 31, 1998:
Revenues                            $  34,308  $  35,263   $  35,952   $ 41,225
Operating income before interest,
asset sales and adjustments, and
extraordinary items                    11,384     12,276      11,760     16,000
Extraordinary (losses)                (1,703)               (22,512)
Income (loss)before minority
interest in Operating Partnership          45      1,685    (22,532)      3,800
Net income (loss) allocated to
common shares                             970      2,171    (15,788)      4,008
Net income (loss) per share:
Basic EPS                           $   (.09)   $  (.05)   $   (.73)   $  (.02)
Diluted EPS                         $   (.09)   $  (.05)   $   (.73)   $  (.02)

Year ended December 31, 1997:

Revenues                            $  30,873   $ 30,986   $  30,741   $  38,394
Operating income before interest,
asset sales and adjustments, and
extraordinary items                     9,361     10,512       9,702      14,631
Extraordinary gains (losses)                       (732)       (631)      (968)
Income (loss) before minority
interest in Operating Partnership     (1,703)    (1,407)       (174)      3,547
Net income (loss) allocated
to common shares                    $ (1,269)   $(1,048)   $ (2,520)   $     98
Net income (loss) per share:
Basic EPS                           $   (.05)   $  (.04)   $   (.09)   $    .00
Diluted EPS                         $   (.05)   $  (.04)   $   (.09)   $    .00


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for worker's compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, and general liability through the use of deductibles which generally range up to $250,000 per claim with certain maximum aggregate policy limits per year. Provisions for losses expected under these programs are recorded based on estimates, provided by consulting actuaries who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 1998 and 1997 was $4.0 million and $3.8 million, respectively, and is included in accounts payable and other liabilities.

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

The Company filed a motion seeking to dismiss the consolidated action and negotiated a stay of the Warden action pending resolution of the motion to dismiss the consolidated actions. On September 15, 1997 the Court issued an opinion dismissing the consolidated amended complaint. In its ruling, the Court dismissed certain allegations with prejudice and others with an opportunity to amend. On October 10, 1997 the Plaintiffs filed a second amended complaint in the consolidated action. On December 2, 1997 the court entered an order consolidating the cases for pretrial purposes. On December 16, 1997 the Plaintiff in the Warden action filed a second amended complaint, which changed the end of the putative class period to February 28, 1995. On January 16, 1998 the Company filed motions seeking dismissal of both the consolidated action and the Warden action. On October 15, 1998 the Court in the Warden action granted the Company's motion to dismiss and permitted the plaintiffs to file a third amended complaint.

On November 2, 1998, the Court granted in part and denied in part the Company's motion to dismiss the second amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and dismissed all of the plaintiff's claims with prejudice, except for a narrow set of allegations relating to projections of the 1995 dividend at a March 1995 REIT conference and in the 1994 annual report. On November 30, 1998, the plaintiffs in the Warden action and the consolidated action each filed third amended complaints. In the consolidated action, plaintiffs seek to renew certain claims against the Company notwithstanding the Court's prior rulings. On December 21, 1998, the Company filed a motion seeking dismissal of the third amended complaint in the Warden action. On February 5, 1999, the Company filed a motion to dismiss the third amended complaint in the consolidated action. These motions are currently pending.

The consolidated legal action and the Warden action are in a preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the plaintiffs' claims, and the Company intends to vigorously defend the actions. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

Tenant litigation

In July 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and The May Department Stores Company seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court, and this appeal is pending. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $12.0 million as of December 31, 1998, excluding amounts committed in connection with mall expansions as described in Note 14.

NOTE 14 - MALL ACQUISITIONS AND EXPANSIONS

In May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 416,000 and 450,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which includes 10 acres of vacant land available for future development. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties. Each property is held in a limited partnership or a limited liability corporation.

On April 29, 1998 the Independent Trustees approved the purchase of the partnership interests in Greater Lewistown Shopping Mall. The partnership owned an existing ground lease interest in Greater Lewistown Plaza, a 192,000 square feet non-enclosed retail shopping center located near Lewistown, PA together with fee simple interests in 4 separate adjacent parcels that total 0.59 acres (together the "Greater Lewistown Plaza"). The partnership had been 99.5% owned by Frank Pasquerilla and 0.5% owned by Crown American Enterprises, a company that is a wholly-owned indirect subsidiary of Crown Holding. The purchase price was $4.5 million and was paid by the assumption of the existing first mortgage ($3.686 million), issuance of 79,551 common partnership units to Frank Pasquerilla, valued at $10.183 per unit which was based on the weighted average closing market price of the Company's common shares for the ten days preceding the May 31, 1998 closing date, and a cash payment of $4,071 to Crown American Enterprises for its 0.5% ownership interest. Greater Lewistown Plaza is currently 94.4% leased, and the major tenants include a Weis Markets and a J.C. Penney store.

In November 1997 the Company, through a new subsidiary, Crown American Acquisitions I, L.P., acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. The purchase was funded entirely from the proceeds of the Preferred Share Offering (see Note 6). Valley Mall is an enclosed regional mall consisting of approximately 613,000 square feet of gross leasable area ("GLA"), of which 123,400 square feet is owned by the current department store occupant. In addition, the purchase included 48,762 square feet of outparcel GLA and 30.8 acres of additional adjacent undeveloped land.

The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $12 million and $4 million, respectively, had been incurred as of December 31, 1998. In addition to amounts incurred at December 31, 1998, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $2.9 million was borrowed and outstanding at December 31, 1998. For the Valley Mall expansion, GE Capital Real Estate (GECRE) has agreed to enter into a loan for up to $26.0 million. This $26.0 million loan will be part of the existing $100 million acquisition line of credit with GECRE, but will be subject to a separate loan agreement that is currently being prepared and will bear interest at LIBOR plus 3.0%. It is anticipated the first construction draw under the GECRE loan will occur in spring 1999.

NOTE 15  -  PROPERTY SALES AND DISPOSALS

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


Item  9.  Changes  in  and  Disagreements  with  Accountants  on
          Accounting and Financial Disclosure

          Not applicable



                                    PART III

Items 10 through 13.

              In accordance with the provisions of General Instruction G (3) to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and
Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 1999, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)            (1)   Financial Statements

                     Report of Independent Public Accountants

                     Consolidated Statements of Operations of Crown American Realty Trust for the years ended December 31, 1998, 1997 and 1996.

                     Consolidated Balance Sheets of Crown American Realty Trust as of December 31, 1998, and 1997.

                     Consolidated Statements of Cash Flows of Crown American Realty Trust for the years ended December 31, 1998, 1997 and 1996.

                     Consolidated Statements of Shareholders' Equity of Crown American Realty Trust for the years ended December 31, 1998, 1997 and 1996.

                     Notes to Consolidated Financial Statements

              (2)    Financial  Statement  Schedules

                     Schedule III - Consolidated Real Estate and Accumulated
                                    Depreciation
                     Schedule IV - Valuation and Qualifying Accounts and
                                   Reserves

 (b)  Reports on Form 8-K     No events which resulted in the filing of a
current report on Form 8-K occurred during the fiscal quarter ended December 31, 1998.

(c)       Exhibits

3.1       Second Amended and Restated Declaration of Trust of the Company. (c)
3.2       Bylaws of the Company. (c)
4.1       See Second Amended and Restated Declaration of Trust of the Company,
          (Exhibit 3.1). (c) 4.2   Articles Supplementary Classifying and
          Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment No. 2 to Registration Statement on Form S-3,
          filed on June 27, 1997)
4.3 Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement on Form S-3,
          filed on June 27, 1997
10.1 Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (a) First Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (b) Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (c) Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (d) Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (f)
10.2 (e) Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (f) Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (g)  Amendment dated September 10, 1998, to the Sixth Amendment to
          Amended and Restated Agreement of Limited Partnership of
          Crown American Properties, L.P. (g)
10.3 Amended and Restated Partnership Agreement of Crown American Financing Partnership. (b)
10.4 Certificate of Incorporation and Bylaws of Crown American Financing Corporation. (b)
10.5 Real Estate Management Agreements between the Operating Partnership and the following entities:
          (a)   Financing Partnership(g)
          (b)   Crown American Associates (b)
          (h)   Crown American WL Associates, L.P., as amended (g)
          (i)   Crown American Acquisition Associates I, L.P. (f)
          (j)   Crown American Lewistown Associates, L.P. (g)
          (k)   Crown American Acquisition Associates II, L.P. (g)
          (l)   Crown American Crossroads LLC (g)
          (m)   Washington Crown Center Associates, L.P. (g)
10.6      Key Executive Bonus Incentive Plan. (c) #
10.7      Retirement Savings Plan.(c) #
10.8      Sample Indemnification Agreement between the Company and its
          Trustees and officers (together    with a schedule identifying the
          other agreements not being filed and material differences therein).(b)
10.9 Permanent Loan Agreement between Crown American Financing, L.P. and Crown American W L Associates, L.P. and General Electric Capital Corporation (g)
10.10     (Not used)
10.11     Amended and Restated Cash Flow Support Agreement, dated
          May 9, 1994 (a)
10.11 (a) Amendment dated December 3, 1997, to the Amended and Restated Cash Flow Support Agreement dated May 9, 1994. (f)
10.12     1993 Crown American Realty Option Plan. (c) #
10.13 Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997 (f) #
10.14 Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b) #
10.15 Sample Option Agreement for Trustees (together with a schedule identifying the other agreements not being filed and material differences therein). (b)#
10.16 Option Agreement dated as of April 24, 1995 among CBA Funding, L.L.C., Crown American Realty Trust, Crown American Properties, L.P. and Crown Investments Trust. (d)
10.17 Registration Rights Agreement dated as of April 24, 1995 between Crown American Realty Trust and CBA Funding, L.L.C., as Agent (d)
10.18 Exchange Agreement dated as of April 24, 1995 among CBA Funding, L.L.C., as Agent, Crown American Realty Trust, Crown American Properties, L.P., Crown Investments Trust and Crown American Investment Company (d)
10.19     Crown American Properties L.P. Savings Restoration Plan (e) #
21        List of subsidiaries of the Company. (g)
23        Consent of Arthur Andersen LLP (g)
24        Powers of Attorney (g)
99(a)     Press release dated February 25, 1999 (g)
99(b) Fourth Quarter 1998 Supplemental Financial and Operational Information Package (g)

(a) Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b) Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c) Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.
(d) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-91880, effective as of
          June 9, 1995.
(e) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1997.
(g)       Filed herewith
#         Indicates management contract or compensatory plan or arrangement.


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

Date:  March 9, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature                       Title                         Date

/s/Frank J. Pasquerilla         Trustee, Chairman of          March 9, 1999
   Frank J. Pasquerilla         the Board and Chief
                                Executive Officer

/s/Mark E. Pasquerilla          Trustee, Vice-Chairman        March 9, 1999
   Mark E. Pasquerilla          and President

/s/John M. Kriak                Trustee,  Vice-Chairman       March 9, 1999
   John M. Kriak                and  Chief  Operating
                                Officer (Principal
                                Operating  Officer)

/s/Terry L. Stevens             Senior Vice President         March 9, 1999
   Terry L. Stevens           and Chief Financial Officer

/s/John A. Washko               Vice President and            March 9, 1999
   John A. Washko               Chief  Accounting  Officer

       *                        Trustee                       March 9, 1999
Clifford A. Barton

       *                        Trustee                       March 9, 1999
Donald F. Mazziotti

       *                        Trustee                       March 9, 1999
Peter J. Siris

       *                         Trustee                      March 9, 1999
Zachary L. Solomon

 *By:  /s/ Terry L.  Stevens
       Terry L. Stevens
       as Attorney-in-Fact



Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1998
(Dollars in Thousands)

                                                       Costs Capitalized
                                  Initial Cost     Subsequent To Acquisitions
                                        Buildings          Buildings
                                          and       Land      and
                Encum-                  Improve-  Improve-  Improve- Carrying
Properties      brances          Land     ments     ments    ments    Costs
Bradley Square
Cleveland, TN  $         (H)  $  7,012 $ 29,385  $ (281) $  2,794 $

Capital City
Harrisburg, PA   40,212          1,580   11,269    (193)    9,730     216

Carlisle
Carlisle, PA     12,022  (A)       379      611        9    9,019     139

Chambersburg
Chambersburg,    20,000  (F)     2,363   14,063       38   11,993     271
PA

Crossroads
Beckley, WV      14,296          2,732   19,941

Francis Scott
Key
Frederick, MD    35,000  (F)     3,784   12,170    (636)   19,824     100

Franklin
Washington, PA    2,931          2,977    3,915       44   29,183     355

Greater
Lewistown
Lewistown, PA     3,617            657    3,845

Jacksonville
Jacksonville,    27,436  (I)    11,062   26,835
NC

Logan Valley
Altoona, PA      57,000  (G)     2,138      954    2,230   78,450   7,411

Lycoming
Williamsport,    35,000  (F)     2,110   14,204     (24)   16,965     638
PA

Martinsburg
Martinsburg,WV   17,500  (F)     8,375   37,547    (653)    4,114      22

Middletown
Fairmont, WV             (J)     1,610   10,359  (1,610) (10,360)       1

Mt. Berry
Square
Rome, GA                 (H)     6,260   37,434        2    4,552

New River
Valley
Christiansburg,  17,000  (F)     3,923   27,094       38    5,850
VA

Nittany
State College,   30,000  (F)     6,683    6,204       95   31,109   5,834
PA

North Hanover
Hanover, PA      20,000  (F)     1,272    1,325      591   15,324     194

Oak Ridge
Oak Ridge, TN    25,111          9,393   31,323    (272)    8,252   1,371

Pasquerilla
Plaza
Johnstown, PA    43,489          3,289   23,010        3      741

Patrick Henry
Newport News,    50,500  (F)     3,953   22,432       14   16,201     541
VA

Phillipsburg
Phillipsburg,    30,000  (F)    11,169   50,368       36    3,526
NJ

Schuylkill
Frackville, PA   35,857         10,332   24,843      105   10,437       5

Shenango
Valley
Sharon, PA               (H)              6,403       22    9,001     151

South
Allentown, PA    15,000  (F)     3,465    2,331       23   14,093

Uniontown
Uniontown, PA    24,000  (F)              6,635    1,384   33,137   2,540

Valley Mall
Hagerstown, MD           (H)    12,036   19,945      359    3,360      40

Viewmont
Scranton, PA     30,000          1,696    4,602    6,768   39,418   7,701
                   (B),  (F)
West
Manchester
York, PA         27,000  (F)     7,694   24,122    2,455   19,928     777

Westgate
Anchor Pad
Bethlehem, PA                             3,219

Wyoming Valley
Wilkes-Barre,    57,000  (G)     6,825   52,057     (90)    3,249      12
PA


Total          $669,971       $134,769 $528,445  $10,457 $389,890 $28,319


See following page for note references (A) to (J).





                   Gross Amounts at Which
                 Carried at Close of Period
                          Buildings
                            and
                          Improve-            Accum.     Date of         Date
Properties        Land      ments    Total    Deprec.  Construction   Acquired
Bradley Square
Cleveland, TN   $  6,731 $ 32,179  $  38,910 $ (10,103)     1991

Capital City
Harrisburg, PA     1,387   21,215     22,602   (11,447)     1974

Carlisle
Carlisle, PA         388    9,769     10,157    (5,873)     1964

Chambersburg
Chambersburg,      2,401   26,327     28,728   (13,358)     1982
PA

Crossroads
Beckley, WV        2,732   19,941     22,673      (868)               1998

Francis Scott
Key
Frederick, MD      3,148   32,094     35,242   (16,441)     1978

Franklin
Washington, PA     3,021   33,453     36,474   (12,242)     1969

Greater
Lewistown
Lewistown, PA        657    3,845      4,502      (135)               1998

Jacksonville
Jacksonville,     11,062   26,835     37,897    (1,135)               1998
NC

Logan Valley
Altoona, PA        4,368   86,815     91,183   (16,641)    1965,
                                                          1995-96

Lycoming
Williamsport,      2,086   31,807     33,893   (15,539)    1978,
PA                                                         1990

Martinsburg
Martinsburg,WV     7,722   41,683     49,405   (12,126)    1991

Middletown
Fairmont, WV                                                          1995

Mt. Berry
Square
Rome, GA           6,262   41,986     48,248   (12,532)     1991

New River
Valley
Christiansburg,    3,961   32,944     36,905    (9,735)     1988
VA

Nittany
State College,     6,778   43,147     49,925   (15,849)    1968,
PA                                                         1970,
                                                           1991
North Hanover
Hanover, PA        1,863   16,843     18,706   (10,684)    1967

Oak Ridge
Oak Ridge, TN      9,121   40,946     50,067   (16,879)               1989

Pasquerilla
Plaza
Johnstown, PA      3,292   23,751     27,043    (7,782)     1989

Patrick Henry
Newport News,      3,967   39,174     43,141   (12,394)     1987
VA

Phillipsburg
Phillipsburg,     11,205   53,894     65,099   (18,725)     1989
NJ

Schuylkill
Frackville, PA    10,437   35,285     45,722   (18,608)     1980

Shenango
Valley
Sharon, PA            22   15,555     15,577    (8,564)     1967,
                                                            1995

South
Allentown, PA      3,488   16,424     19,912    (5,956)               1980

Uniontown
Uniontown, PA      1,384   42,312     43,696   (19,497)     1969,
                                                            1984
                                                            1989
Valley Mall
Hagerstown, MD    12,395   23,345     35,740    (1,575)               1997

Viewmont
Scranton, PA       8,464   51,721     60,185   (15,887)    1968,
                                                          1994-95

West
Manchester
York, PA          10,149   44,827     54,976   (14,838)    1981,
                                                           1995

Westgate
Anchor Pad
Bethlehem, PA               3,219      3,219    (1,031)               1988

Wyoming Valley
Wilkes-Barre,      6,735   55,318     62,053   (16,981)               1995
PA


Total           $145,226 $ 946,654 $ 1,091,880 $ (323,425)





Schedule III  (continued)


CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1998
(Dollars in Thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Base Building                                    45 years
Building                                    10 - 20 years
Components
Tenant Improvement                          Terms of Leases or useful lives,
                                            whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,054 million at December 31, 1998.

The changes in total real estate assets and accumulated depreciation and amortization for the periods February 1, 1993 to August 16, 1993, and August 17, 1993 to December 31, 1993, and the years ended December 31, 1994,
1995, 1996, and 1997 are as follows:


                                       Total Real Estate Assets
                                        Years ended December 31,
                            1998       1997       1996       1995      1994
Balance, beginning of  $  984,729  $ 919,469  $ 880,279  $ 799,090  $ 779,184
period
Additions and              59,988     34,230     50,245     46,916     39,809
improvements
Acquisitions               65,602     31,981                70,180
Adjustments to                                            (35,000)
carrying value
Cost of real estate      (16,270)      (341)    (9,612)      (907)   (19,903)
sold
Other writeoffs           (2,169)      (610)    (1,443)
Balance, end of        $1,091,880  $ 984,729  $ 919,469  $ 880,279  $ 799,090
period

                               Accumulated Depreciation & Amortization
                                        Years ended December 31,
                           1998       1997       1996       1995       1994

Balance, beginning of  $ 292,375   $ 259,099  $ 232,771  $ 190,379  $ 173,930
period
Depreciation and          38,979      33,886     29,987     29,546     24,816
amortization
Acquisitions                                                12,846
Cost of real estate      (5,760)                (2,216)               (8,367)
sold
Other writeoffs          (2,169)       (610)    (1,443)
Balance, end of        $ 323,425   $ 292,375  $ 259,099  $ 232,771  $ 190,379
period

(A)    Includes $1,250 secured only by a bank letter of credit.
(B)    Includes $30,000 secured only by assignment of leases.
(C)    Improvements are reported net of dispositions.
(D) Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
(E) Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(F) Thirteen malls in the Financing Partnership are cross-defaulted and cross-collateralized.
(G) Logan Valley and Wyoming Valley are cross-defaulted and cross-collateralized.
(H) Shenango Valley, Mt. Berry Square, Bradley Square and Valley Mall are mortgaged to secure the $50.0 million GECRE working capital line of credit. These four properties are cross-defaulted and cross-collateralized.
(I) Jacksonville is mortgaged to secure the $100.0 million GECRE acquisition line of credit.
(J)    Middletown Mall was sold to an unrelated third party in 1998.





Schedule IV

CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)




                          Balance                                 Balance
                             at         Additions                   at
                          January   Charged                       December
                             1,       to                             31,
Description                1998     Expense  Other  Deductions      1998
Allowance for doubtful  $   1,966  $     629 $       $ (1,478)   $   1,117
accounts

Reserve for uninsured       3,803      1,273           (1,095)       3,981
risks




EXHIBIT 10.2 (e)

                           FIFTH AMENDMENT TO AMENDED
                            AND RESTATED AGREEMENT OF
                             LIMITED PARTNERSHIP OF
                         CROWN AMERICAN PROPERTIES, L.P.



          THIS FIFTH AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CROWN AMERICAN PROPERTIES, L.P. (this "Amendment") is made and entered into as of December 31, 1997 by and among the undersigned parties.

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

          WHEREAS, the General Partner, CAC and Crown Investment Trust, a Delaware business trust, entered into an Amended and Restated Agreement of Limited Partnership dated as of August 17, 1993, as amended by a First Amendment dated as of December 31, 1993, a Second Amendment dated as of January 27, 1995, a Third Amendment dated as of February 1, 1995; and a Fourth Amendment dated as of July 1, 1997;

          WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given them in the Agreement;

          WHEREAS, the Partnership previously has adopted the 1993 Crown American Realty Option Plan (the "Option Plan") pursuant to which eligible employees have been, and will in the future be, granted options to purchase Partnership Units in the Partnership ("Options");

          WHEREAS, the General Partner deems it advisable to amend the Agreement to provide expressly for the redemption of Partnership Units issuable upon exercise of underlying Options;

          WHEREAS, the General Partner has further determined that it is advisable that such redemption be solely for Shares and that it should occur automatically upon exercise of the Options and without any further action being required on the part of the holder of the Options; and

          WHEREAS, the number of Shares issuable upon the exercise of each Option shall be determined based upon the Conversion Factor in effect at the time of such exercise.

          NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

          1. Amendment to Article IX. The Agreement is hereby amended to add thereto a new Section 9.5 as follows:

             9.5.     Redemption of Partnership Units Issuable Upon exercise  of
                Options. Notwithstanding the other provisions of this Agreement, including without limitation Section 9.3 hereof, the provisions of this Section 9.5 shall apply with respect to options ("Options") currently issued or that may be issued in the future to employees of the Partnership to acquire Partnership Units under the 1993 Crown American Realty Option Plan or any successor or supplementary plan. Any Partnership Units issuable upon exercise of Options will be deemed to be automatically redeemed immediately upon exercise and exchanged for a corresponding number of Shares determined by reference to the Conversion Factor in effect at the time of such exercise. The Partnership shall retain the exercise price and shall deliver to the General Partner a corresponding number of Partnership Units in exchange for the shares to be delivered by the Partnership to the person excercising the Options.

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

                               ADDITIONAL LIMITED PARTNER:

                               CROWN AMERICAN INVESTMENT COMPANY,
                                  a Delaware corporation

                               By:       /s/ Ronald J. Hamilton
                                  Name:  Ronald J. Hamilton
                                  Title: Vice President



EXHIBIT 10.2 (f)

                     SIXTH AMENDMENT TO AMENDED AND RESTATED
                       AGREEMENT OF LIMITED PARTNERSHIP OF
                           CROWN AMERICAN PROPERTIES, L.P.

          THIS SIXTH AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CROWN AMERICAN PROPERTIES, L.P. (this "Amendment") is made and entered into as of the 28th day of May, 1998 by and among the undersigned parties. The effective date of this Amendment is as provided in Section 10 hereof.

                                   WITNESSETH:

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

          WHEREAS, the General Partner, CAC and Crown Investment Trust, a Delaware business trust, entered into an Amended and Restated Agreement of Limited Partnership dated as of August 17, 1993, as amended by a First Amendment dated as of December 31, 1993, a Second Amendment dated as of January 27, 1995, a Third Amendment dated as of February 1, 1995; a Fourth Amendment dated as of July 1, 1997; and a Fifth Amendment dated as of December 31, 1997 (the "Agreement") in which certain amendments added Additional Limited Partners to the Partnership;

          WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given them in the Agreement;

          WHEREAS, the Partners have determined that it is in the best interests of the Partnership for Pasquerilla and Crown American Enterprises, Inc., a Pennsylvania corporation ("CAE") to contribute their respective interests in Greater Lewistown Shopping Mall, a Pennsylvania general partnership ("GLSP") of which Pasquerilla and CAE are the sole partners (the "Interests") to Crown American Lewistown Associates, L.P., a Pennsylvania limited partnership ("CALA"), of which the Partnership is a limited partner holding 99.5% interest in exchange for (1) the issuance of Additional Interests pursuant to Section 9.3 of the Agreement to Frank J. Pasquerilla ("Pasquerilla"), (2) a cash payment to CAE and (3) the assumption of certain indebtedness owed by GLSP to NBOC Bank pursuant to a certain Loan Agreement dated April 29, 1996 by and between GLSP and NBOC Bank for a principal amount of $3,850,000 (the "Senior Indebtedness").

          WHEREAS, the sole assets of GLSP are (a) Ground Lease dated as of May 18, 1965 by and between Stanley H. Rothermel and George D. Zamias, as amended, as described on Exhibit A attached hereto (the "Ground Lease") and (b) a fee interest in (i) two parcels totaling 0.40 acres, and (ii) a fee interest in two parcels totaling 0.19 acres, as described on Exhibit B (the "Fee Interests") attached hereto (the Ground Lease and the Fee Interests are collectively, the "Property");

          WHEREAS, the Partners desire to have Pasquerilla admitted as a limited partner of the Partnership pursuant to Section 9.3 of the Agreement; and

          WHEREAS, by virtue of the contribution by Pasquerilla of his Interests to CALA, Pasquerilla will be entitled to a limited partnership Percentage Interest in the Partnership (which Percentage Interests will be determined after giving effect to the issuance of such Additional Interests to Pasquerilla.

          NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

          1. Capital Contributions. Concurrently with the execution and delivery of this Amendment, Pasquerilla and CAE shall transfer or cause to be transferred to CALA, as its contribution to the capital of the Partnership, their Interests. The contribution of the Property to CALA on behalf of the Partnership shall be deemed a proper contribution of property desirable to further the purposes of the Partnership under Section 2.3 of the Agreement.

          2. Issuance of Additional Partnership Interests and Admittance of Limited Partners.

          (a)  In exchange for the capital contributions referred to in
     Section 1 hereof, the Partnership shall issue Additional Interests to Pasquerilla in accordance with Section 9.3 of the Agreement in accordance with the following formula: $4,500,000 less the amount of the Senior Indebtedness assumed by CALA (the "Net Consideration"), multiplied by 0.995, divided by the average trading price of the shares for the ten (10) trading days prior to the earlier of a public announcement of the transaction or closing of the purchase. The number of Additional Interests to be issued to Pasquerilla shall be determined conclusively by the General Partner pursuant to the formula set forth above and issued to Pasquerilla no later than [thirty days] after the effective date hereof. The determination by the General Partner of the aggregate number of Additional Interests and the aggregate amount of cash to be so issued shall, absent manifest error, be conclusive and binding on the parties. Promptly upon making such determination, the General Partner, the Additional Limited Partners and Pasquerilla shall execute an addendum to this Amendment substantially in the form of Annex 1 hereto, with appropriate insertions (the "Addendum"), setting forth the total number of Partnership Units outstanding and the Percentage Interest of each Partner in the Partnership, after giving effect to the transactions contemplated hereby.

          (b) CAE shall receive cash in an amount equal to the Net Consideration multiplied by 0.005.

          (c) Concurrently with the date hereof and the contribution to the Partnership of the Interests referred to in Section 1 hereof, Pasquerilla shall be admitted as a limited partners in the Partnership (an "Additional Limited Partner").

          (d) The Partnership Units to be issued to Pasquerilla pursuant hereto will be ordinary in nature and will not be Preferred Partnership Interests or Preferred Partnership Units.

          3. Concurrent Transactions. Concurrently with, or as soon as practicable after, the execution and delivery of this Amendment, the following events shall occur, the following transactions shall be consummated and/or the following documents shall be executed and delivered:

          (a) CALA, Pasquerilla and CAE will consummate the contribution of the Interests to CALA pursuant to an Assignment and Assumption and the transaction contemplated thereunder, which shall provide, inter alias for the assumption by CALA of the Senior Indebtedness; and

          (b) the Partnership shall execute and deliver such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of the Agreement and this Amendment and as are not inconsistent with the terms thereof and hereof.

          4. Apportionments. With respect to the Interests contributed to CALA by Pasquerilla and CAE on the date hereof, CALA, on one hand, and Pasquerilla and CAE, on the other hand, shall apportion the Apportioned Items (as defined in Exhibit G to the Agreement), as of the close of business on the date immediately preceding the date hereof, between CALA, on one hand, and Pasquerilla and CAE, on the other hand, in accordance with the provisions of such Exhibit G. All references to "Crown" shall be deemed to refer to GLSP. All references to "Initial Limited Partner" shall be deemed to refer to Pasquerilla and CAE. All references to the "Partnership" shall be deemed to refer to CALA. [Such apportionments shall be determined in the manner set forth in Section 5.4 of the Agreement (with corresponding references to "the date hereof" being deemed to refer to the date of this Amendment).] Any net amounts owing after giving effect to such apportionment shall be settled by a payment in cash to the party entitled thereto on the date such property is contributed or as soon thereafter as is practicable.

          5. Representations and Warranties of Pasquerilla and CAE. Pasquerilla and CAE represent and warrant to the Partnership and the General Partner that:

          (a) Organization; Authority. GLSP is duly organized and validly existing under the laws of the Commonwealth of Pennsylvania

          (b) Due Authorization: Binding Agreement. This Amendment has been duly executed and delivered by Pasquerilla and constitutes a legal, valid and binding obligation of him, enforceable against him in accordance with the terms hereof. CAE has joined in this Amendment for purposes of this
     Section 5 (the "Joinder"), which such Joinder has been duly authorized, executed and delivered by CAE and constitutes a legal, valid and binding obligation of it, enforceable against it in accordance with the terms hereof.

          (c) Consents and Approvals. No consent, waiver, approval or authorization of, or filing, registration or qualification with, or notice to, any governmental unit or any other person is required to be made, obtained or given by Pasquerilla and CAE in connection with the execution, delivery and performance of this Amendment.

          (d) No Violation. None of the execution, delivery or performance of this Amendment by Pasquerilla and or the Joinder by CAE does or will, with or without the giving of notice, lapse of time or both, (i) violate, conflict with or constitute a default under any term or condition of
     (A) the organizational documents of GLSP or CAE, or any Significant Agreement to which GLSP, Pasquerilla or CAE is a party or by which GLSP, Pasquerilla or CAE or the Property is bound, or (B) any terms or provision of any judgment, decree, order, statute, injunction, rule or regulation of a governmental unit applicable to GLSP or Pasquerilla and CAE, or any Significant Agreement to which GLSP, Pasquerilla or CAE is a party or by which GLSP, Pasquerilla or CAE or their assets are bound or (ii) result in the creation of any Lien or other encumbrance upon the Property.

          (e) Compliance with Laws. To the best of Pasquerilla's and CAE's knowledge, the Property is in compliance with all laws applicable to the use and operation of the Property and all licenses and permits required for the use or operation of the Property have been obtained, except where the failure to so comply or obtain could not or would not have a material adverse effect on the Property. To the best of Pasquerilla's and CAE's knowledge, such licenses and permits are in full force and effect, Pasquerilla and CAE have not taken any action that would (or failed to take any action the omission of which would) result in the revocation of such licenses or permits and Pasquerilla and CAE have not received any notice of violation from any federal, state or municipal entity or notice of an intention by any such government entity to revoke any certificate of occupancy or other certificate, license or permit issued by it in connection with the use of the Property or any part thereof, that in each case has not been cured or otherwise resolved to the satisfaction of such government entity, except where such failure or such action could not or would not have a material adverse effect on the Property.

          (f) Environmental Matters. Pasquerilla and CAE have not knowingly caused or permitted any Hazardous Material to be improperly maintained or disposed of on, under or at the Property or any part thereof in concentrations which exceed cleanup guidelines under applicable Environmental Laws. To the best of Pasquerilla's and CAE's knowledge:
     (i) the Property is in compliance, and has heretofore complied, in all material respects with all Environmental Laws, (ii) none of Pasquerilla, CAE or GLSP have received any written notice from any governmental unit or other person that it, its current or former operations or the Property now or heretofore leased or used by it or any of its predecessors, is not or has not been in compliance with any Environmental Laws or that it has any material liability with respect thereto, (iii) there are no administrative, regulatory or judicial proceedings pending or threatened against GLSP pursuant to, or alleging any material violation of, or material liability under any Environmental Laws relating to the Property, (iv) except in compliance in all material respects with all Environmental Laws, the Property has not been used as a storage or disposal site (whether temporary or permanent) for any hazardous, toxic or dangerous materials the storage or disposal of which is governed by any Environmental Laws, and (v) there are no underground storage tanks located on, under or about the Property which are not in compliance with all applicable Environmental Laws, including the notification requirements under Section 9002 of the Solid Waste Disposal Act, as now or hereafter amended (42 U.S.C. 6991, 6991a), and there is no facility located on or at the Property that is subject to the reporting requirements of Section 312 of the Federal Emergency Planning and Community Right to know Act of 1986 and the federal regulations promulgated thereunder (42 U.S.C. 11022).

          (g) Rent Roll. The rent roll for the Property attached hereto as Exhibit C, is true, correct and complete and there are no renewal or extension options other than those summarized on each of such rent rolls, except in each case to the extent any inaccuracies would not, individually or in the aggregate, have a material adverse effect on the value of the Property.

          (h) Significant Agreements. Each of the Significant Agreements is valid and binding and in full force and effect, enforceable against the parties thereto in accordance with its terms, subject to the bankruptcy or insolvency of such parties, similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (i) Ownership of the Property. Prior to its conveyance to the Partnership, GLSP is the sole owner of the Property, and upon such contributions to CALA pursuant to Section 1 hereof, CALA will have good, valid and marketable title thereto, free and clear of all Liens, other than the Senior Indebtedness and Permitted Exceptions.

          (j) Litigation. There are no claims, actions, suits, proceedings or investigations pending or, to the best of Pasquerilla's and CAE's knowledge, threatened before any court, governmental unit or any arbitrator with respect to the Property which are not adequately covered by insurance.

          (k) Non-Foreign Status. Neither of Pasquerilla and CAE are a "foreign person" within the meaning of Section 1445(f) of the Code or a "foreign partner" within the meaning of Section 1446 of the Code.

          (l) Transfer Taxes. There are no transfer taxes payable, accruing or otherwise arising out of the transfer of the Property to CALA which shall not have been paid prior to the date hereof or for which a cash provision in the amount of such taxes has not been made.

          (m) Service Agreements. Service Agreements appropriate for the intended use and operation of the Property have been entered into and, except for any such Service Agreements that are necessary for the intended use and operation of the Property, are terminable by the owner of the Property within not more than 45 days.

          (n) Property Equipment. The equipment located at the Property is sufficient to permit the full operation of the improvements for their intended purpose.

          (o) Condemnation Proceedings. No proceedings have been commenced, or, to the best of Pasquerilla's and CAE's knowledge, threatened, by an authority having the power of eminent domain to condemn any part of the Property or any improvements thereon or, to the best of Pasquerilla's and CAE's knowledge, any property owned by a party to a reciprocal easement agreement affecting the Property.

          (p) Bankruptcy and Insolvency. To the best of Pasquerilla's and CAE's knowledge, none of the tenants now occupying the Property or having a current lease affecting the Property is the subject of any bankruptcy, reorganization, insolvency or similar proceedings.

          (q) Insurance. The disclosure schedule attached hereto as Exhibit D (the "Property Disclosure Schedule") sets forth an accurate and complete list of the insurance policies relating to the Property or any part thereof and naming GLSP as an insured; all such policies are in full force and effect and all premiums thereunder have been paid to the extent due; and no notice of cancellation has been received with respect thereto and, to the best of GLSP's, Pasquerilla's and CAE's knowledge, none is threatened.

          (r) Full Disclosure. No representation or warranty by Pasquerilla and CAE herein contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein, in light of the circumstances under which they were made, not misleading.

          Neither Pasquerilla nor CAE owns, directly or indirectly, (i) one percent (1%) or more of the total combined voting power of all classes of stock entitled to vote, or one percent (1%) or more of the total number of shares of all classes of stock, of any corporation that is a tenant of the Property, or (ii) an interest of one percent (1%) or more in the assets or net profits of any tenant of the Property.

          (s) REAs and Leases. To the best of Pasquerilla's and CAE's knowledge, no condition exists which, with the giving of notice or the passage of time, or both, would permit any party to cancel its obligations under any reciprocal easement agreement or lease affecting the Property or to be relieved of its operating covenants thereunder. Pasquerilla and CAE have not received written notice or, to the best of their knowledge, any notice, whether or not in writing, that any anchor tenant operating a store at the Property as of the date hereof intends either to cease such operation (other than temporarily due to casualty, remodeling, renovation or any similar cause) or to cease operating under the name under which it was operating as of the date hereof.

          (t) Alterations. All alterations, improvements or other work required to have been completed by GLSP under any reciprocal easement agreement and lease to which it is a party affecting the Property, including, without limitation, all alterations, improvements and other work required to prepare space for the initial occupancy of each tenant under a lease, has heretofore been completed and paid for in full.

          (u) Independent Unit. The Property is an independent unit which does not now rely on any facilities (other than facilities covered by Permitted Exceptions, including, without limitation, any reciprocal easement agreements or facilities of municipalities or public utility and water companies and other than parking areas which the Property makes use of under any reciprocal easement agreements) located on any property not included in the Property to fulfill any municipal or governmental requirement or for the furnishing to the Property, or any part thereof, of any essential building systems or utilities.

          (v) Easements and Restrictive Covenants. Neither Pasquerilla nor CAE have received or been informed in writing of the receipt of any written notice which is still in effect that there is, and, to the best of their knowledge, there does not exist, any violation of a condition or agreement contained in any easement, restrictive covenant or any similar instrument or agreement affecting the Property, or any portion thereof.

          (w) Radius Clauses. To the best of Pasquerilla's and CAE's knowledge (but without having made any special investigation), the Property is not in violation of any radius restrictions, exclusive or similar provisions contained in any reciprocal easement agreements, tenant leases or any other agreements with the parties to any reciprocal easement agreements or leases affecting the Property.

          For the purposes of the above representations and warranties, a statement that a fact is true to "the best of Pasquerilla's and CAE's knowledge" or words of similar import means that, after due investigation including reasonable inquiry (unless the context otherwise requires) made by Pasquerilla or any director, officer, agent or employee of CAE actually knows such statement to be untrue.

          6. Applicability of Article XII. The provisions of Article XII (other than Section 12.1, 12.7 and 12.8) of the Agreement applicable to the Initial Limited Partner with respect to representations and warranties made by it shall be applicable to Pasquerilla and CAE with respect to the representations and warranties made by Pasquerilla and CAE in Section 5 hereof (it being understood for this purpose that any reference therein to the Completion of the Offering shall be deemed to refer to the date of the contribution by Pasquerilla and CAE to the Partnership of their respective interests in the Property and any reference to Article XII or a respective Section thereunder shall be deemed to refer to Section 5 hereof or the respective subsection thereunder. In addition for purposes of this Section 6,
Article XII will be amended as follows:

          (a)  Clause (ii) in Section 12.3 shall be deleted.

          (b) Section 12.4(b) shall be amended by replacing "$1,000,000" in lines 4, 6 and 11 thereof with "$10.00".

          (c) The term "Pledged Shares" set forth in Section 12.5 of the Agreement shall be deemed to include the Partnership Units issued to Pasquerilla pursuant to Section 2 hereof.

          7. Amendment of the definition of "Partnership Unit". Upon the issuance of Additional Interests to Pasquerilla, respectively, in exchange for the contribution of his interest in the Property pursuant to Section 2 hereof, the definition of "Partnership Unit" in Section 1.1 of the Agreement shall be deemed amended and restated in its entirety in accordance with the provisions of the Addendum.

          8. Ratification of Agreement. As amended hereby, the provisions of the Agreement are hereby ratified and confirmed in all respects.

          9. Miscellaneous. This Amendment shall be governed by and construed in accordance with the laws of the State of Delaware, and shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns. This Amendment may be executed in counterparts, each of which shall constitute an original, but all of which shall constitute one and the same instrument.

          10. Effective Date. This Amendment shall be effective as of May 31, 1998; provided, however, that the parties hereto, by unanimous consent, may designate an earlier effective date if appropriate to more adequately effect the intent of the parties.
          IN WITNESS WHEREOF, the parties hereto have executed this Amendment or caused this Amendment to be executed as of the day and year first above written.

                               GENERAL PARTNER:
                               CROWN AMERICAN REALTY TRUST,
                                  a Maryland real estate investment trust

                               By:         /s/John M. Kriak
                                  Name:   John M. Kriak
                                  Title:  Executive Vice President

                               INITIAL LIMITED PARTNER:
                               CROWN INVESTMENTS TRUST,
                                  a Delaware business trust

                               By:       /s/Ronald P. Rusinak
                                  Name:  Ronald P. Rusinak
                                  Title: Vice President

                               ADDITIONAL LIMITED PARTNERS:
                               CROWN AMERICAN INVESTMENT COMPANY,
                                  a Delaware corporation

                               By:       /s/ John M. Kriak
                                  Name:  John M. Kriak
                                  Title: Executive Vice President



                                 /s/ Frank J. Pasquerilla
                                     Frank J. Pasquerilla


                                 LIMITED JOINDER

          Crown American Enterprises, Inc., as an inducement to the parties hereto to enter into this Amendment and intending to be legally bound, has executed this Limited Joinder solely for the purpose of agreeing to be bound by the provisions of Section 5 of this Amendment.

          IN WITNESS WHEREOF, this Limited Joinder is executed as of the date first above written.


                              CROWN AMERICAN ENTERPRISES, INC.


                              By:  /s/ Frank J. Paquerilla
                                   Frank J. Pasquerilla
                                   Chief Executive Officer




                                                        EXHIBIT A


                           Description of Ground Lease

          Lease from Stanley H. Rothermel and Helen D. Rothermel (the "Ground Lessor") to George D. Zamias and Crown Construction Company dated May 18, 1965, a memorandum of which is recorded in the Recorder's Office of Mifflin County, Pennsylvania (the "Recorder's Office") in Deed Book Volume 162, Page 334; as amended by Amendment dated July 23, 1965 and recorded in the Recorder's Office in Record Book Volume 171. Page 433; as assigned by Assignment of Lease from George D. Zamias and Crown Construction Company to Greater Lewistown Shopping Plaza, Inc. dated December 17, 1965, and recorded in the Recorder's Office in Misc. Book Volume 59, Page 843; as amended by Agreements dated March 10, 1966 and January 28, 1967 and recorded in the Recorder's Office in Record Book Volume 171, Page 439; as assigned by Assignment of Lease from Greater Lewistown Shopping Plaza, Inc., a Pennsylvania corporation, to Greater Lewistown Shopping Plaza, a Pennsylvania general partnership of Frank J. Pasquerilla and George D. Zamias dated April 5, 1985; as amended by Second Amendment of Lease dated June 9, 1995; as amended by Third Amendment of Lease by and between Mellon Bank and Helen D. Rothermel, Co-Trustees of the Treat created under the Will of Stanley
E. Rothermel, deceased, and Helen D. Rothermel, individually, and Greater Lewistown Shopping Plaza, a Pennsylvania general partnership, dated April 1, 1996, a memorandum of which is dated April 1, 1996 and recorded in the Recorder's Office on April 22, 1996 in Record Book Volume 432, Page 1873.

                                                        EXHIBIT B


FIRST:

     ALL THAT CERTAIN tract or parcel of land situate in the Borough of Burnham, Mifflin County, Pennsylvania, more particularly bounded and described as follows:

TRACT NO. 1

     BEGINNING at an iron pin on the western right of way of Logan Boulevard (S.R. 1005), said iron pin being a common corner of land now or formerly of Greater Lewistown Shopping Plaza; thence along said right of way, South 29 degrees 30 minutes East, 78.00 feet to a point; thence along land now or formerly of Greater Lewistown Shopping Plaza, Inc., South 60 degrees 45 minutes West, 159.25 feet to an iron pin; thence along land now or formerly of Stanley H. Rothermel and Helen D. Rothermel and leased by Greater Lewistown Shopping Plaza, Inc., North 31 degrees 39 minutes 55 seconds West, 55.05 feet to an iron pin; thence along said land, North 26 degrees 11 minutes 23 seconds West, 23.03 feet to an iron pin; thence along land now or formerly of Greater Lewistown Shopping Plaza, North 60 degrees 45 minutes East, 160.00 feet to an iron pin, the place of beginning.

     CONTAINING 0.29 acres.

TRACT NO. 2:

     BEGINNING at a point on the western right of way of Logan Boulevard
(S.R. 1005), said point being a common corner of land now or formerly of Greater Lewistown Shopping Plaza, Inc., thence along said right of way, South 29 degrees 30 minutes East, 30.00 feet to an iron pin; thence along land now or formerly of Stanley H. Rothermel and Helen D. Rothermel and leased by Greater Lewistown Shopping Plaza, Inc., South 60 degrees 45 minutes West, 158.58 feet to an iron pin; thence along said land, North 30 degrees 46 minutes 45 seconds West, 30.01 feet to an iron pin; thence along land now or formerly of Greater Lewistown Shopping Plaza, Inc., North 60 degrees 45 minutes East, 159.25 feet to an iron pin, the place of beginning.

     CONTAINING 0.11 acres

     BEING the same property which Greater Lewistown Shopping Plaza, Inc., by its deed dated April 10, 1996 and recorded in the Recorder's Office of Mifflin County, Pennsylvania on April 30, 1996 in Record Book Volume 432, page 2524, as amended by Corrective Deed dated April 29, 1996 and recorded on April 30, 1996 in Record Book Volume 432, page 2350 granted and conveyed to Grantor herein.

SECOND:

     ALL those certain pieces, parcels or lots of ground situate in the Borough of Burnham, County of Mifflin and Commonwealth of Pennsylvania, bounded and described as follows, to wit:

TRACT NO. 1:

     FRONTING 22 feet, more or less, on the State Highway, formerly Lewistown and Kishacoquillas Turnpike, and extending back 160 feet to lands now of Stanley Rothermel and wife (formerly Joseph Kelley); bounded on the North by property now or formerly of Robert Shuttlesworth, on the West by property now or Stanley Rothermel and wife (formerly Joseph Kelley), on the South by property now or formerly of Paul C. Runkle, and on the East by State Highway, formerly Lewistown and Kishacoquillas Turnpike.

Tax Map Reference No. 08-08-119.

TRACT NO. 2:

     FRONTING 30-1/2 feet on Logan Boulevard, formerly Lewistown and Kishacoquillas Turnpike, and extending back between two parallel lines about 160 feet to property now or formerly of Joseph Kelley, bounded on the North by remainder of Lot No. 42, on the East by said Logan Boulevard, on the South by remainder of property of which this is a part, and on the West by land now or formerly of Joseph Kelley.

     BEING the same premises Greater Lewistown Shopping Plaza, Inc., a Pennsylvania corporation, by Deed dated April 10, 1996 and recorded among the records of Mifflin County on April 30, 1996 in Deed Book Volume 432, Page 2524, sold and conveyed to Greater Lewistown Shopping Plaza, a Pennsylvania general partnership.



                   ADDENDUM TO SIXTH AMENDMENT TO AMENDED AND
                  RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF
                            CROWN AMERICAN PROPERTIES, L.P.

          THIS ADDENDUM TO SIXTH AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CROWN AMERICAN PROPERTIES, L.P. (this "Addendum") is made and entered into as of the 16th day of June, 1998 by and among the undersigned parties. Capitalized terms not otherwise defined shall have same definitions as set forth in the Sixth Amendment.

          1. Pursuant to Section 9.3 of the Agreement and Sections 1 and 2 of the Sixth Amendment, Pasquerilla has contributed his respective Interests in GLSP to CALA in exchange for the issuance by the Partnership to Pasquerilla of the following Additional Interests:

             Additional                           Additional
          Limited Partner                         Interests

            Pasquerilla                           79,551 Partnership Units

          2. The definition of "Partnership Unit" in Section 1.1 of the Agreement is accordingly amended and restated in its entirety to read as follows:

               "Partnership Unit" shall mean a fractional, undivided share of the Partnership Interests of all Partners issued pursuant hereto. As of May 31, 1998, there shall be considered to be 36,431,842 Partnership Units outstanding, with each 1,000 Partnership Units representing a .02745% Percentage Interest in the Partnership. The allocation of Partnership Units as of such date is as follows:

                  General Partner
                  (the REIT):             26,475,444 Partnership Units

                  Initial Limited
                  Partner (CIT):           8,090,388 Partnership Units

                  Additional Limited
                  Partner (CAIC):          1,786,459 Partnership Units

                  Additional Limited
                  Partner (Pasquerilla):      79,551 Partnership Units


          IN WITNESS WHEREOF, the parties hereto have duly executed this Addendum this 16th day of June, 1998.


                               GENERAL PARTNER:
                               CROWN AMERICAN REALTY TRUST,
                                  a Maryland real estate investment trust

                               By:       /s/John M. Kriak
                                  Name:  John M. Kriak
                                  Title: Chief Financial Officer

                               INITIAL LIMITED PARTNER:
                               CROWN INVESTMENTS TRUST,
                                  a Delaware business trust

                               By:       /s/Ronald P. Rusinak
                                  Name:  Ronald P. Rusinak
                                  Title: Vice-President

                               ADDITIONAL LIMITED PARTNERS:
                               CROWN AMERICAN INVESTMENT COMPANY,
                                  a Delaware corporation

                               By:        /s/John M. Kriak
                                  Name:   John M. Kriak
                                  Title:  Executive Vice-President


                               /s/ Frank J. Pasquerilla
                               Frank J. Pasquerilla


EXHIBIT 10.2 (g)
                                    AMENDMENT



      THIS AMENDMENT TO SIXTH AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CROWN AMERICAN PROPERTIES, L.P., made as of this 10th day of September, 1998,

By Crown American Realty Trust, sole General Partner; Crown Investments Trust, Initial Limited Partner; Crown American Investment Company, Additional Limited Partner, and Frank J. Pasquerilla, Additional Limited Partner,

                              W I T N E S S E T H:

     WHEREAS, Crown American Properties, L.P. (the "Partnership") was formed as a Delaware limited partnership on July 23, 1993, pursuant to an Agreement of Limited Partnership dated July 18, 1993, with Crown American Realty Trust, a Maryland real estate investment trust (the "General Partner"), as a general partner and Crown American Corporation, a Pennsylvania corporation ("CAC"), as limited partner;

      WHEREAS, the General Partner, CAC and Crown Investments Trust, a Delaware business trust, entered into an Amended and Restated Agreement of Limited Partnership dated as of August 17, 1993, as amended by a First Amendment dated as of December 31, 1993, a Second Amendment dated as of January 27, 1995, a Third Amendment dated as of February 1, 1995; a Fourth Amendment dated as of July 1, 1997; a Fifth Amendment dated as of December 31, 1997, and a Sixth Amendment dated as of May 28, 1998; (the "Agreement") in which certain amendments added Additional Limited Partners to the Partnership;

      WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given them in the Agreement;

      WHEREAS, the parties hereto intend to modify the Effective Date of the Sixth Amendment as provided in Section Ten (10) of the Sixth Amendment.

      NOW,  THEREFORE,  in  consideration of the foregoing  and  of  the  mutual covenants and agreements herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound hereby, agree as follows:

      1. Effective Date (Section Ten {10} of the Sixth Amendment) shall be amended by adding the following paragraph to the end thereof:

      "The parties agree that it shall be in the best interests of the Partnership that the Effective Date shall be May 1, 1998, in order to more adequately effect the intent of the parties. Notwithstanding the aforesaid, the Issuance of Additional Partnership Interests and Admittance of Limited Partners as set forth in Section Two (2) hereof shall use May 31, 1998 as the date for the calculation for the issuance of Additional Partnership Interests only."


     IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment to the Sixth Amendment To Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P., as of the 10th day of September, 1998.


                    GENERAL PARTNER:
                    CROWN AMERICAN REALTY TRUST,
                         a Maryland real estate investment trust



                    By:   /s/ John M. Kriak
                         John M. Kriak
                         Executive Vice-President



                    INITIAL LIMITED PARTNER:
                    CROWN INVESTMENTS TRUST,
                         a Delaware business trust



                    By:   /s/ Ronald P. Rusinak
                         Ronald P. Rusinak
                         Vice President



                    ADDITIONAL LIMITED PARTNERS:
                    CROWN AMERICAN INVESTMENT COMPANY,
                         A Delaware corporation



                    By:   /s/ John M. Kriak
                         John M. Kriak
                         Executive Vice-President



                         /s/ Frank J. Pasquerilla
                         Frank J. Pasquerilla




EXHIBIT 10.5 (a)

                        REAL ESTATE MANAGEMENT AGREEMENT


      THIS AGREEMENT, made as of the 28th day of August, 1998, between Crown American Financing Partnership, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H

     In consideration of the mutual Covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:

                                    ARTICLE I

                       APPOINTMENT AND AUTHORITY OF AGENT

      1.1 Owner owns fee simple and leasehold interests in certain retail properties identified on Exhibit A attached hereto and made a part hereof (the "Premises"). Owner hereby appoints Agent as the exclusive managing and renting agent for the Premises, and hereby authorizes Agent to exercise such powers with respect to the Premises as may be necessary for the performance of Agent's obligations under Article II, and Agent accepts such appointment on the terms and conditions hereinafter set forth for the term as provided in Article V. Agent shall have no right or authority, express or implied, to commit or otherwise obligate Owner in any manner whatsoever except to the extent specifically provided herein and agrees that it shall not hold itself out as having authority to act on behalf of Owner in any manner which is beyond the scope of authority granted to Agent in this Agreement.

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

      If Agent desires to contract for repair, construction or other service described in this paragraph (c) (other than work done at the request of a tenant and at the tenant's sole cost and expense, hereinafter referred to as "Tenant Work") with a party with respect to which any partner or shareholder of Agent holds a beneficial interest, or with any subsidiary, affiliate or related corporation in which Agent shall have a financial interest, such interest shall be disclosed to, and approved by, Owner before such services are procured. The cost of any such services shall likewise be at competitive rates, notwithstanding that tenants of the Premises may be required to pay such costs. Agent, or a general contractor working under the supervision of Agent is authorized to make and install Tenant Work. Agent may collect from such tenant or such general contractor, for its sole account, its charge for supervisory overhead on all such Tenant Work. Agent shall hold Owner harmless from any claims which may be advanced by any such tenant in connection with Tenant Work performed by Agent or under Agent's supervision. Agent, however, shall not require any tenant to use Agent, its subsidiary, affiliate or related corporation as its general contractor to perform such Tenant Work.

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

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined below), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement, the term "Loan Documents" shall refer to that certain Amended and Restated Permanent Loan Agreement (the "Loan Agreement"); Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Mortgage"); Amended and Restated Promissory Note; Assignment of Leases and Rents; Manager's Consent and Subordination of
Management Agreement; Hazardous Materials Indemnity Agreement; and Cash Management Agreement; each dated as of August 28, 1998, from Owner to General
Electric Capital Corporation ("Lender"), and such other documents as may be executed in connection with the loan (the "Mortgage Loan") secured by the Mortgage.

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

      2.10 Agent assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and Owner shall make no claim against Agent on account of any alleged errors of judgment made in good faith in connection with Agent's obligations hereunder and with the operation of the Premises. Agent shall not be liable to Owner or others except by reason of acts constituting willful misfeasance or gross negligence on the part of Agent, and Owner agrees to indemnify, defend and hold harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, actions, causes of action, costs and expenses (including, but not limited to, reasonable attorney's fees) directly or indirectly arising from the claims of any third party, except only those claims where liability arises from acts constituting willful misfeasance or gross negligence on the part of Agent.

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

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on September 10, 2008. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent, (ii) the occurrence of an Event of Default (as defined in the Loan Documents), (iii) the failure of the Premises to meet the Net Operating Income requirements (as defined in the Loan Documents), or (iv) pursuant to the provisions of the Manager's Consent and Subordination of Management Agreement.

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

      7.10 The Real Estate Management Agreement dated as of the 17th day of August, 1993, by and between Owner, as a Delaware general partnership, and Agent, shall become null and void as of the date of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                         CROWN AMERICAN FINANCING
                         PARTNERSHIP, L.P., a Delaware limited
                         partnership
                              (Owner)
                         BY: CROWN AMERICAN FINANCING
                         CORPORATION, as sole general partner

                              By:     /s/ Ronald P. Rusinak
                              Name:   Ronald P. Rusinak
                              Title:  Vice President


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                               By:    /s/ Ronald P. Rusinak
                               Name:  Ronald P. Rusinak
                              Title:  Vice President


                                    EXHIBIT A




1.   Premises (1.1):

     A.   Leasehold Estate:

     (i)  Uniontown Mall
          Uniontown, Pennsylvania;

     B.   Fee Estate:

     (i)  Chambersburg Mall
          Chambersburg, Pennsylvania;

     (ii) Francis Scott Key Mall
          Frederick, Maryland;

     (iii)     Lycoming Mall
          Muncy, Pennsylvania;

     (iv) Martinsburg Mall
          Martinsburg, West Virginia;

     (v)  New River Valley Mall
          Christiansburg, Virginia;

     (vi) Nittany Mall
          State College, Pennsylvania;

     (vii)     North Hanover Mall
          Hanover, Pennsylvania;

     (viii)    Patrick Henry Mall
          Newport News, Virginia;

     (ix) Phillipsburg Mall
          Phillipsburg, New Jersey;

     (x)  South Mall
          Allentown, Pennsylvania;

     (xi) Viewmont Mall
          Scranton, Pennsylvania;

     (xii)     West Manchester Mall
          York, Pennsylvania.

2.   Name and Address of Owner's Representative (7.1):

     John M. Kriak
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

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred
     incident to furnishing  such  requested services.   Owner  and Agent
     shall agree in advance as to the  hourly  base cost  to  be  applicable for
     the specific services to  be  provided.   Such  amount  or amounts shall be
     payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.

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



EXHIBIT 10.5 (h)

              AMENDED AND RESTATED REAL ESTATE MANAGEMENT AGREEMENT



       THIS AMENDED AND RESTATED REAL ESTATE MANAGEMENT AGREEMENT (this "Agreement"), made as of the 28th day of August, 1998, between CROWN AMERICAN WL ASSOCIATES, L.P., a Pennsylvania limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H


      WHEREAS, Owner and Agent were parties to that certain Real Estate Agreement, dated November 17, 1997 (the "Management Agreement");

      WHEREAS, Owner and Agent have agreed to amend and restate the terms of the Management Agreement in order to extend the initial term thereof and to modify, amend and restate all other terms and provisions thereof in accordance with the terms and provisions of this Agreement;

      NOW, THEREFORE, in consideration of the premises, the mutual covenants, agreements, representations and warranties hereinafter contained, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Management Agreement is hereby amended and restated in its entirety to read as follows:


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

      If Agent desires to contract for repair, construction or other service described in this paragraph (c) (other than work done at the request of a tenant and at the tenant's sole cost and expense, hereinafter referred to as "Tenant Work") with a party with respect to which any partner or shareholder of Agent holds a beneficial interest, or with any subsidiary, affiliate or related corporation in which Agent shall have a financial interest, such interest shall be disclosed to, and approved by, Owner before such services are procured. The cost of any such services shall likewise be at competitive rates, notwithstanding that tenants of the Premises may be required to pay such costs. Agent, or a general contractor working under the supervision of Agent is authorized to make and install Tenant Work. Agent may collect from such tenant or such general contractor, for its sole account, its charge for supervisory overhead on all such Tenant Work. Agent shall hold Owner harmless from any claims which may be advanced by any such tenant in connection with Tenant Work performed by Agent or under Agent's supervision. Agent, however, shall not require any tenant to use Agent, its subsidiary, affiliate or related corporation as its general contractor to perform such Tenant Work.

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

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined below), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement, the term "Loan Documents" shall refer to that certain Amended and Restated Permanent Loan Agreement (the "Loan Agreement"); Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Mortgage"); Amended and Restated Promissory Note; Assignment of Leases and Rents; Manager's Consent and Subordination of Management Agreement; Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing; Hazardous Materials Indemnity Agreement; Cash Management Agreement; and that certain Second Assignment of Leases and Rents; each dated as of August 28, 1998, from Owner to General Electric Capital Corporation ("Lender"), and such other documents as may be executed in connection with the loan (the "Mortgage Loan") secured by the Mortgage.

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

      2.10 Agent assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and Owner shall make no claim against Agent on account of any alleged errors of judgment made in good faith in connection with Agent's obligations hereunder and with the operation of the Premises. Agent shall not be liable to Owner or others except by reason of acts constituting willful misfeasance or gross negligence on the part of Agent, and Owner agrees to indemnify, defend and hold harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, actions, causes of action, costs and expenses (including, but not limited to, reasonable attorney's fees) directly or indirectly arising from the claims of any third party, except only those claims where liability arises from acts constituting willful misfeasance or gross negligence on the part of Agent.

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

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on September 1, 2008. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent, (ii) the occurrence of an Event of Default (as defined in the Loan Documents), (iii) the failure of the Premises to meet the Net Operating Income requirements (as defined in the Loan Documents), or (iv) pursuant to the provisions of the Manager's Consent and Subordination of Management Agreement.

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

     John M. Kriak
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

9.   Other Requested Services:

     If  Owner  requests  Agent  to provide its own  personnel  for  non-routine services
     which  Agent  is not obligated elsewhere in this Agreement to  perform  the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred incident to furnishing such requested services. Owner and Agent shall agree in advance as to the hourly base cost to be applicable for the specific services to be provided. Such amount or amounts shall be payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.
                                    EXHIBIT B

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



EXHIBIT 10.5 (j)


                        REAL ESTATE MANAGEMENT AGREEMENT


      THIS AGREEMENT, made as of the 31st day of May, 1998, between CROWN AMERICAN LEWISTOWN ASSOCIATES, L.P., a Pennsylvania limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H

     In consideration of the mutual Covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:

                                    ARTICLE I

                       APPOINTMENT AND AUTHORITY OF AGENT

      1.1 Owner owns fee simple and leasehold interests in certain retail property identified on Exhibit A attached hereto and made a part hereof (the "Premises"). Owner hereby appoints Agent as the exclusive managing and renting agent for the Premises, and hereby authorizes Agent to exercise such powers with respect to the Premises as may be necessary for the performance of Agent's obligations under Article II, and Agent accepts such appointment on the terms and conditions hereinafter set forth for the term as provided in Article V. Agent shall have no right or authority, express or implied, to commit or otherwise obligate Owner in any manner whatsoever except to the extent specifically provided herein and agrees that it shall not hold itself out as having authority to act on behalf of Owner in any manner which is beyond the scope of authority granted to Agent in this Agreement.

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

           (o) Provide, upon Owner's request in accordance with the provisions of Section 8 and Section 9 of Exhibit A, general contracting and construction management services ("Development Services") and consultation to Owner for the Premises, which shall include, without limitation, the management, supervision and administration of, and provisions for services for the improvement or expansion (and in the event of damage or condemnation, the reconstruction) of the Premises, including advice, expertise and support of Agent provided and/or retained and/or coordinated by home office and on-site personnel including, without limitation, executive personnel, design and engineering personnel, clerical personnel, legal and accounting personnel. Such personnel will perform consultation and various functions involved with Development Services including, without limitation, the following: design, planning, architectural, engineering, acquisition and negotiation, negotiations with department stores for site acquisition and operation in the Premises; permits and licenses; preopening advertising and publicity; market research, site work; negotiations with public authorities; attendance at public hearings; project management and all other activities necessary to accomplish the improvement, expansion or reconstruction of the Premises. It is understood that Development Services and consultation with Owner may or may not involve Agent's in-house personnel; by mutual agreement of Agent and Owner, outside professionals or other persons may be engaged to provide Development Services and consultation with Owner, provided that Agent agrees to require any contractor or subcontractor brought onto the Premises to have workers' compensation and employers' liability insurance in the necessity statutory amounts and comprehensive general liability insurance for at least $1,000,000.00.

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

     Owner recognizes and understands that Environmental Service (as hereinafter defined) are not actions or services that Agent is required to perform under this Agreement and Owner further recognizes and understands that Agent is not a consultant or a contractor that performs Environmental Services. Upon Owner's request, Agent agrees to obtain and coordinate for and on behalf of Owner, such Environmental Services as Owner may request or require. Owner shall reimburse Agent for its administrative costs in connection with the coordination of such Environmental Services as provided in Exhibit A, paragraph 8 of the Agreement. In addition, Owner shall reimburse Agent for the costs of outside professionals retained to perform Environmental Services. Environmental Services is defined to be those acts or actions involving the presence use, exposure, removal, restoration, or introduction of Hazardous materials (as hereinafter defined) and the investigation of and compliance with any and all applicable rules, laws, or regulations of local, state or federal authorities which apply or regulate Hazardous Materials. Hazardous Materials means any hazardous, radioactive, or toxic substance, material or waste listed in the United States Department of Transportation Hazardous Materials Table; or by the Environmental Protection Agency as hazardous substances; or such substances, materials and waste which are or become regulated under applicable local, state or federal law including materials which are petroleum products, asbestos, polychlorinated biphenyls, or designated as hazardous substances under the Clean Water Act; or defined hazardous waste under the Resource Conservation and Recovery Act; or defined as hazardous substances under the Comprehensive Environmental Response, Compensation and Inability Act.

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined below), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement. The term "Loan Documents" shall refer to that certain Amended and Restated Loan Agreement, dated as of May 31, 1998, by and between Owner, as Borrower, and First Commonwealth Bank, as Lender; Assumption of Mortgage and Security Agreement, dated as of May 31, 1998, by and between Owner and Lender ("Mortgage"); Amended and Restated Note, dated as of May 31, 1998, by and between Owner and Lender, and such other documents or their amendments as have been or may be executed in connection with the loan (the "Mortgage Loan") secured by Mortgage.

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

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on November 1, 2003. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent, (ii) the occurrence of an Event of Default (as defined in the Loan Documents), (iii) the failure of the Premises to meet the Net Operating Income requirements (as defined in the Loan Documents), or (iv) pursuant to the provisions of the Manager's Consent and Subordination of Management Agreement.

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

                                   ARTICLE VI

                                   ASSIGNMENT

      6.1 Agent, except for a transfer to a "Permissible Transferee", shall not assign its rights or obligations under this Agreement, either directly or by a transfer of shares of beneficial interest or voting control either voluntarily or by operation of law. Any change other than to a "Permissible Transferee" shall constitute a breach of this Agreement by Agent and Owner may terminate this Agreement in accordance with Section 5.5 A "Permissible Transferee" shall mean any corporation, partnership, trust or other entity, more than 50% of the outstanding stock of which, or more than 50% interest in which, is owned or controlled by Agent, or as otherwise permitted in the Loan Documents.

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

     7.9 Nothing contained in this Agreement shall be construed as making Owner and Agent partners or joint ventures or as making either of such parties liable for the debts or obligations of the other, except as in this Agreement is expressly provided.

     7.10 The effective date of this Agreement shall be May 1, 1998.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                         CROWN  AMERICAN LEWISTOWN
                         ASSOCIATES, L.P.
                              (Owner)
                         BY: CROWN AMERICAN LEWISTOWN
                         ASSOCIATES
                         as sole general partner

                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:    Vice President


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:    Vice President

                                    EXHIBIT A




1.   Premises (1.1):

     a.   Greater Lewistown Shopping Plaza
          Burnham, PA.

2.   Name and Address of Owner's Representative (7.1):

     Terry L. Stevens
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

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred
     incident to furnishing  such  requested services.   Owner  and Agent shall
     agree in advance as to the  hourly  base cost  to  be  applicable for the
     specific services to  be  provided.   Such  amount  or amounts shall be
     payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.

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



EXHIBIT 10.5 (k)

                        REAL ESTATE MANAGEMENT AGREEMENT


      THIS AGREEMENT, made as of 13th day of May, 1998, between CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., a Pennsylvania limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

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

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined in that certain Credit Agreement dated as of November 17,1997, by and between Owner, Agent, and other borrowers, signatories thereto, as Borrowers, and General Electric Capital Corporation, as Lender, as may be amended, changed or modified from time to time, "Loan Documents"), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement.

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


                         CROWN  AMERICAN ACQUISITION
                         ASSOCIATES III, L.P.
                              (Owner)
                         BY: CROWN AMERICAN ACQUISITION
                         ASSOCIATES III
                         as sole   general partner

                              By:      /s/ Ronald P. Rusinak
                              Name:    Ronald P. Rusinak
                              Title:   Vice President


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                              By:     /s/ Ronald P. Rusinak
                              Name:   Ronald P. Rusinak
                              Title:  Vice President

                                    EXHIBIT A




1.   Premises (1.1):

     a.   Valley MallJacksonville Mall
          Hagerstown, Maryland.Jacksonville, North Carolina.

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

9.   Other Requested Services:

     If  Owner  requests  Agent  to provide its own  personnel  for  non-routine services
     which  Agent  is not obligated elsewhere in this Agreement to  perform  the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred incident to furnishing such requested services. Owner and Agent shall agree in advance as to the hourly base cost to be applicable for the specific services to be provided. Such amount or amounts shall be payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.
                                    EXHIBIT B

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


EXHIBIT 10.5 (l)

                        REAL ESTATE MANAGEMENT AGREEMENT



      THIS AGREEMENT, made as of 13th day of May, 1998, between CROWN AMERICAN CROSSROADS, LLC, a Pennsylvania limited liability company, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

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

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined in that certain Credit Agreement dated as of November 17,1997, by and between Owner, Agent, and other borrowers, signatories thereto, as Borrowers, and General Electric Capital Corporation, as Lender, as may be amended, changed or modified from time to time, "Loan Documents"), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement.

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


                         CROWN AMERICAN CROSSROADS, LLC
                              (Owner)
                              BY: CROWN AMERICAN PROPERTIES,
                              L.P., ITS SOLE MEMBER,
                                   BY: CROWN AMERICAN REALTY
                                   TRUST,ITS SOLE GENERAL
                                   PARTNER

                         By:  /s/ Ronald P. Rusinak
                              Ronald P. Rusinak
                              Vice President


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:   Vice President


                                    EXHIBIT A




1.   Premises (1.1):

     a.   Crossroads Mall
          Beckley, West Virginia.

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

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred
     incident to furnishing  such  requested  services.   Owner  and Agent shall
     agree in advance as to the  hourly  base  cost  to  be  applicable for the
     specific services to  be  provided.   Such amount  or amounts shall be
     payable to Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.


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



EXHIBIT 10.5 (m)

                        REAL ESTATE MANAGEMENT AGREEMENT



      THIS REAL ESTATE MANAGEMENT AGREEMENT (this "Agreement"), made as of the 25th day of September, 1998, between WASHINGTON CROWN CENTER ASSOCIATES, L.P., a Pennsylvania limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Owner"), and CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having its principal address at Pasquerilla Plaza, Johnstown, Pennsylvania 15907 ("Agent").

                               W I T N E S S E T H



     In consideration of the mutual covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:


                                    ARTICLE I

                       APPOINTMENT AND AUTHORITY OF AGENT

      1.1 Owner is the fee simple owner of the retail property identified on Exhibit A attached hereto and made a part hereof (the "Premises"). Owner hereby appoints Agent as the exclusive managing and renting agent for the Premises, and hereby authorizes Agent to exercise such powers with respect to the Premises as may be necessary for the performance of Agent's obligations under Article II, and Agent accepts such appointment on the terms and conditions hereinafter set forth for the term as provided in Article V. Agent shall have no right or authority, express or implied, to commit or otherwise obligate Owner in any manner whatsoever except to the extent specifically provided herein and agrees that it shall not hold itself out as having authority to act on behalf of Owner in any manner which is beyond the scope of authority granted to Agent in this Agreement.

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

      If Agent desires to contract for repair, construction or other service described in this paragraph (c) (other than work done at the request of a tenant and at the tenant's sole cost and expense, hereinafter referred to as "Tenant Work") with a party with respect to which any partner or shareholder of Agent holds a beneficial interest, or with any subsidiary, affiliate or related corporation in which Agent shall have a financial interest, such interest shall be disclosed to, and approved by, Owner before such services are procured. The cost of any such services shall likewise be at competitive rates, notwithstanding that tenants of the Premises may be required to pay such costs. Agent, or a general contractor working under the supervision of Agent is authorized to make and install Tenant Work. Agent may collect from such tenant or such general contractor, for its sole account, its charge for supervisory overhead on all such Tenant Work. Agent shall hold Owner harmless from any claims which may be advanced by any such tenant in connection with Tenant Work performed by Agent or under Agent's supervision. Agent, however, shall not require any tenant to use Agent, its subsidiary, affiliate or related corporation as its general contractor to perform such Tenant Work.

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

           (o) Provide, upon Owner's request in accordance with the provisions of Section 8 and Section 9 of Exhibit A, general contracting and construction management services ("Development Services") and consultation to Owner for the Premises, which shall include, without limitation, the management, supervision and administration of, and provisions for services for the improvement or expansion (and in the event of damage or condemnation, the reconstruction) of the Premises, including advice, expertise and support of Agent provided and/or retained and/or coordinated by home office and on-site personnel including, without limitation, executive personnel, design and engineering personnel, clerical personnel, legal and accounting personnel. Such personnel will perform consultation and various functions involved with Development Services including, without limitation, the following: design, planning, architectural, engineering, acquisition and negotiation, negotiations with department stores for site acquisition and operation in the Premises; permits and licenses; preopening advertising and publicity; market research, site work; negotiations with public authorities; attendance at public hearings; project management and all other activities necessary to accomplish the improvement, expansion or reconstruction of the Premises. It is understood that Development Services and consultation with Owner may or may not involve Agent's in-house personnel; by mutual agreement of Agent and Owner, outside professionals or other persons may be engaged to provide Development Services and consultation with Owner, provided that Agent agrees to require any contractor or subcontractor brought onto the Premises to have workers' compensation and employers' liability insurance in the necessity statutory amounts and comprehensive general liability insurance for at least $1,000,000.00.

           (p) If Owner so directs, pay when due all debt service and other amounts due under any mortgages that encumber the Premises or any part thereof.

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

     Owner recognizes and understands that Environmental Service (as hereinafter defined) are not actions or services that Agent is required to perform under this Agreement and Owner further recognizes and understands that Agent is not a consultant or a contractor that performs Environmental Services. Upon Owner's request, Agent agrees to obtain and coordinate for and on behalf of Owner, such Environmental Services as Owner may request or require. Owner shall reimburse Agent for its administrative costs in connection with the coordination of such Environmental Services as provided in Exhibit A, paragraph 8 of the Agreement. In addition, Owner shall reimburse Agent for the costs of outside professionals retained to perform Environmental Services. Environmental Services is defined to be those acts or actions involving the presence use, exposure, removal, restoration, or introduction of Hazardous materials (as hereinafter defined) and the investigation of and compliance with any and all applicable rules, laws, or regulations of local, state or federal authorities which apply or regulate Hazardous Materials. Hazardous Materials means any hazardous, radioactive, or toxic substance, material or waste listed in the United States Department of Transportation Hazardous Materials Table; or by the Environmental Protection Agency as hazardous substances; or such substances, materials and waste which are or become regulated under applicable local, state or federal law including materials which are petroleum products, asbestos, polychlorinated biphenyls, or designated as hazardous substances under the Clean Water Act; or defined hazardous waste under the Resource Conservation and Recovery Act; or defined as hazardous substances under the Comprehensive Environmental Response, Compensation and Inability Act.

      2.2 Agent agrees, on behalf of Owner and at Owner's expense, to procure and continue to maintain in force a comprehensive general liability insurance policy or polices with respect to the Premises. Such policy or policies shall provide for coverage in the amount and with such insurers as are required of Owner under the Loan Documents (as defined below), but in any event, not less than ten million dollars ($10,000,000.00) combined single limit coverage per occurrence for bodily injury and property damage. The polices shall include coverage for contractual liabilities assumed with respect to the Premises, including, but not limited to, the obligations created by the indemnity set forth in Section 3.3 hereof as used in this Agreement, the term "Loan Documents" shall refer to that certain Construction Loan Agreement (the "Loan Agreement"); Open-End Mortgage, and Security Agreement (the "Mortgage"); Open-End Note; Assignment of Leases and Rents; Subordination, Attornment and Collateral
Assignment  of  Real Estate Management Agreement; Hazardous Materials  Indemnity
Agreement;   each dated as of September 25, 1998, from Owner  to  Bank  United
("Lender"), and such other documents as may be executed in connection with the loan (the "Mortgage Loan") secured by the Mortgage.

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

      2.10 Agent assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and Owner shall make no claim against Agent on account of any alleged errors of judgment made in good faith in connection with Agent's obligations hereunder and with the operation of the Premises. Agent shall not be liable to Owner or others except by reason of acts constituting willful misfeasance or gross negligence on the part of Agent, and Owner agrees to indemnify, defend and hold harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, actions, causes of action, costs and expenses (including, but not limited to, reasonable attorney's fees) directly or indirectly arising from the claims of any third party, except only those claims where liability arises from acts constituting willful misfeasance or gross negligence on the part of Agent.

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

      3.3 Owner agrees to indemnify and save harmless Agent and its partners (and the shareholders, trustees and officers thereof) and employees from and against all claims, losses and liabilities resulting from: (i) damage to property or injury to, or death of, persons from any cause whatsoever when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner in or about the Premises; (ii) claims for defamation and false arrest when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner; and (iii) claims occasioned by or in connection with or arising out of acts or omissions, other than criminal acts, of the Agent when Agent is carrying out the provisions of this Agreement or acting under the direction of Owner (except in cases of Agent's misconduct or negligence), and to defend or cause to be defended, at no expense to Agent or such persons, any claim, action or proceeding brought against Agent or such persons or Agent and Owner, jointly or severally, arising out of the foregoing, and to hold Agent and such persons harmless from any judgment, loss or settlement on account thereof.

       Notwithstanding the foregoing, Owner shall not be responsible for indemnifying or defending Agent or such persons in respect of any matter, claim or liability in respect of which Agent is obligated to indemnify Owner as provided in the following sentence. Agent agrees to indemnify and save harmless Owner from and against all claims, losses and liabilities resulting from injury to, or death of, persons in or about the Premises or for deformation and false arrest in each case caused in whole or in part by the misfeasance or negligence of Agent, and to defend, at no expense to Owner, any claim, action or proceeding brought against Owner or Owner and Agent, jointly or severally, arising out of the foregoing, and to hold Owner harmless from any judgments, loss or settlement on account thereof.

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

           (j) cost of liability or other insurance carried by Agent, except costs incurred by Agent in satisfaction of its obligations under Section 2.2 hereof; and

           (k) cost of bonds purchased pursuant to Section 2.1(i) of this Agreement.

                                    ARTICLE V

                         DURATION, TERMINATION, DEFAULT

     5.1  This Agreement shall become effective on the date hereof.

     5.2 Subject to earlier termination as hereinafter provided, this Agreement shall have an initial term ending on September 1, 2008 November 1, 2003. Thereafter, this Agreement shall continue year-to-year on the same terms and conditions as herein contained subject to being terminated by either Agent or Owner upon no less than six (6) months written notice. The Agent may not terminate this Agreement except in the case of non-payment of management fees for a period of ninety (90) days after notice of such non-payment to Owner and Lender. In addition, Lender shall have the right to terminate (or direct Owner to terminate, as applicable) this Agreement: (i) upon the insolvency of Agent,
(ii)  the  occurrence of an Event of Default (as defined in the Loan Documents),
(iii) pursuant to the provisions of the Subordination, Attornment and Collateral Assignment of Real Estate Management Agreement.

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

                                   ARTICLE VI

                                   ASSIGNMENT

      6.1 Agent, except for a transfer , in accordance with the provisions of the Loan Documents, shall not assign its rights or obligations under this Agreement, either directly or by a transfer of shares of beneficial interest or voting control either voluntarily or by operation of law.

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

     7.9 Nothing contained in this Agreement shall be construed as making Owner and Agent partners or joint ventures or as making either of such parties liable for the debts or obligations of the other, except as in this Agreement is expressly provided.

     7.10 The effective date of this Agreement shall be August 28, 1998.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                         WASHINGTON CROWN CENTER
                         ASSOCIATES, L.P.

                              (Owner)
                         BY: WASHINGTON
                         CROWN CENTER ASSOCIATES, as sole
                         general partner


                         By:  /s/ Ronald P. Rusinak
                              Name:     Ronald P. Rusinak
                              Title:   Vice President and Secretary


                         CROWN AMERICAN PROPERTIES, L.P.
                              (Agent)
                         BY: CROWN AMERICAN REALTY TRUST,
                         as sole general partner


                         By:  /s/ Ronald P. Rusinak
                              Name:  Ronald P. Rusinak
                              Title:    Vice President and Secretary


                                    EXHIBIT A


1.   Premises (1.1):


     a.   Washington Crown Center
          Washington, Pennsylvania.

2.   Name and Address of Owner's Representative (7.1):

     John M. Kriak
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

9.   Other Requested Services:

     If Owner requests Agent to provide its own personnel for non-routine services which Agent is not obligated elsewhere in this Agreement to perform the compensation for which is not provided for hereinabove, unless Owner and Agent otherwise agree to an acceptable fee for such services, Owner shall pay Agent an amount equal to two and one-half times the actual base cost of Agent's departmental personnel, as computed by Agent, for their time involved in performing such requested services, plus reimbursement for any out-of-pocket costs incurred incident to
     furnishing  such  requested services.   Owner  and Agent shall agree in
     advance as to the  hourly  base cost  to  be  applicable for the specific
     services to  be  provided.   Such amount  or amounts shall be payable to
     Agent monthly within ten (10) days after Owner's receipt of Agent's statement setting for the amount payable to Agent.


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


EXHIBIT 10.9


                       CROWN AMERICAN WL ASSOCIATES, L.P.
                                       and
                   CROWN AMERICAN FINANCING PARTNERSHIP, L.P.
                                   (Borrower)


                                       to


                      GENERAL ELECTRIC CAPITAL CORPORATION
                                    (Lender)







                         AMENDED AND RESTATED PERMANENT
                                 LOAN AGREEMENT







                         Dated: As of August 28, 1998


                          Crown American Mall Portfolio


                              DOCUMENT PREPARED BY:

                          Cadwalader, Wickersham & Taft
                                 100 Maiden Lane
                               New York, NY  10038
                     Attention:  William P. McInerney, Esq.




                                TABLE OF CONTENTS


                                                               Page

                                    ARTICLE 1

                               CERTAIN DEFINITIONS

Section 1.1  Certain Definitions                                1

                                    ARTICLE 2

                                   LOAN TERMS

Section 2.1  The Loan                                          21
Section 2.2  Interest Rate                                     21
Section 2.3  Terms of Payment                                  21
Section 2.4  Maturity                                          22
Section 2.5  Payments and Computations                         22
Section 2.6  Intentionally Omitted                             23
Section 2.7  Substitution of Properties                        23
Section 2.8  Release of Option Parcels                         33
Section 2.9  Release of Out-Parcels                            35
Section 2.10  Release of Construction Parcels                  39
Section 2.11  Additional Collateral Parcels                    42
Section 2.12  Prepayment; Substitution of Collateral           45
Section 2.13  Release of Property                              48

                                    ARTICLE 3

                     SECURITY; RESERVES AND CASH MANAGEMENT

Section 3.1  Security; Establishment of Funds                  50
Section 3.2  Pledge and Grant of Security Interest             52
Section 3.3  Disbursement of Funds                             52
Section 3.4  Cash Management System                            55
Section 3.5  Payments Received Under the Cash Management
             Agreement                                         57

                                    ARTICLE 4

                              CONDITIONS PRECEDENT

Section 4.1  Closing Conditions                                57

                                    ARTICLE 5

                      INSURANCE, CONDEMNATION, AND IMPOUNDS

Section 5.1  Insurance; Casualty and Condemnation              61
Section 5.2  Condemnation                                      65
Section 5.3  Restoration                                       66
Section 5.4  Impounds                                          70

                                    ARTICLE 6

                              ENVIRONMENTAL MATTERS

Section 6.1  Certain Definitions                               71
Section 6.2  Representations and Warranties on Environmental
             Matters                                           72
Section 6.3  Covenants on Environmental Matters                73
Section 6.4  Allocation of Risks and Indemnity                 75
Section 6.5  No Waiver                                         76

                                    ARTICLE 7

                                 LEASING MATTERS

Section 7.1  Representations and Warranties on Leases          76
Section 7.2  Standard Lease Form; Approval Rights              77
Section 7.3  Covenants                                         77
Section 7.4  Tenant Estoppels                                  78

                                    ARTICLE 8

                         REPRESENTATIONS AND WARRANTIES

Section 8.1  Organization, Power and Authority                 78
Section 8.2  Validity of Loan Documents                        78
Section 8.3  No Conflicts                                      79
Section 8.4  Liabilities; Litigation                           79
Section 8.5  Taxes and Assessments                             80
Section 8.6  Other Agreements; Defaults                        80
Section 8.7  Title                                             80
Section 8.8  Compliance with Law                               80
Section 8.9  Location of Borrower                              81
Section 8.10  ERISA                                            81
Section 8.11  Forfeiture                                       81
Section 8.12  Tax Filings                                      81
Section 8.13  Solvency                                         82
Section 8.14  Full and Accurate Disclosure                     82
Section 8.15  Flood Zone                                       82
Section 8.16  Federal Reserve Regulations                      83
Section 8.17  Insurance                                        83
Section 8.18  Use of Properties                                83
Section 8.19  Certificate of Occupancy; Licenses               83
Section 8.20  Physical Condition                               83
Section 8.21  Boundaries                                       83
Section 8.22  Survey                                           84
Section 8.23  Loan to Value                                    84
Section 8.24  Filing and Recording Taxes                       84
Section 8.25  Single Purpose Entity/Separateness               84
Section 8.26  Management Agreement                             87
Section 8.27  Investment Company Act                           88
Section 8.28  Ground Lease Representations and Warranties      88
Section 8.29  Reciprocal Easement Agreements                   89

                                    ARTICLE 9

                               FINANCIAL REPORTING

Section 9.1  Financial Statements                              90
Section 9.2  Accounting Principles                             91
Section 9.3  Other Information; Access                         92
Section 9.4  Format of Delivery                                92
Section 9.5  Additional Financial Requirements                 92

                                   ARTICLE 10

                                    COVENANTS

Section 10.1  Due on Sale and Encumbrance; Transfers of
              Interests                                        94
Section 10.2  Taxes; Utility Charges                           94
Section 10.3  Management                                       95
Section 10.4  Operation; Maintenance; Inspection               95
Section 10.5  Taxes on Security                                95
Section 10.6  Legal Existence; Name, Etc.                      96
Section 10.7  Further Assurances                               96
Section 10.8  Estoppel Certificates                            96
Section 10.9  Notice of Certain Events                         96
Section 10.10  Indemnification                                 97
Section 10.11  Payment For Labor and Materials                 97
Section 10.12  Alterations                                     97
Section 10.13  Handicapped Access                              98
Section 10.14  Additional Retail Covenants                     99

                                   ARTICLE 11

                                EVENTS OF DEFAULT

Section 11.1  Payments                                        100
Section 11.2  Insurance                                       100
Section 11.3  Single Purpose Entity                           100
Section 11.4  Insolvency Opinion                              100
Section 11.5  Taxes                                           100
Section 11.6  Sale, Encumbrance, Etc.                         100
Section 11.7  Representations and Warranties                  100
Section 11.8  Other Encumbrances                              100
Section 11.9  Involuntary Bankruptcy or Other Proceeding      101
Section 11.10  Voluntary Petitions, Etc.                      101
Section 11.11  Ground Lease Rent                              101
Section 11.12  Ground Lease Default                           101
Section 11.13  Secured Credit Line                            101
Section 11.14  Covenants                                      102

                                   ARTICLE 12

                                    REMEDIES

Section 12.1  Remedies - Insolvency Events                    102
Section 12.2  Remedies - Other Events                         102
Section 12.3  Lender's Right to Perform the Obligations       103
Section 12.4  Cross-Default; Cross-Collateralization;
              Waiver of Marshalling of Assets                 104

                                   ARTICLE 13

                            LIMITATIONS ON LIABILITY

Section 13.1  Limitation on Liability                         105
Section 13.2  Limitation on Liability of Officers,
              Employees, Etc.                                 106

                                   ARTICLE 14

                               SPECIAL PROVISIONS

Section 14.1  Achievements                                    106
Section 14.2  Permitted Transfers                             107
Section 14.3  Servicer                                        110
Section 14.4  Securitization                                  110
Section 14.5  Securitization Indemnification                  111

                                   ARTICLE 15

                                  MISCELLANEOUS

Section 15.1  Notices                                         113
Section 15.2  Amendments and Waivers                          114
Section 15.3  Limitation on Interest                          114
Section 15.4  Invalid Provisions                              115
Section 15.5  Reimbursement of Expenses                       115
Section 15.6  Approvals; Third Parties; Conditions            116
Section 15.7  Lender Not in Control; No Partnership           116
Section 15.8  Time of the Essence                             116
Section 15.9  Successors and Assigns                          116
Section 15.10  Renewal, Extension or Rearrangement            117
Section 15.11  Waivers                                        117
Section 15.12  Cumulative Rights; Joint and Several Liability 117
Section 15.13  Singular and Plural                            117
Section 15.14  Phrases                                        117
Section 15.15  Schedules                                      117
Section 15.16  Titles of Articles, Sections and Subsections   117
Section 15.17  Promotional Material                           118
Section 15.18  Brokers and Financial Advisors                 118
Section 15.19  Survival                                       118
Section 15.20  Waiver Of Jury Trial                           118
Section 15.21  Waiver of Punitive or Consequential Damages    119
Section 15.22  Governing Law                                  119
Section 15.23  Entire Agreement                               120
Section 15.24  Counterparts                                   120
Section 15.25  Prior Loan                                     120


                                LIST OF SCHEDULES


SCHEDULE I          WYOMING VALLEY AND LOGAN VALLEY
                    GROUND LEASES

SCHEDULE II         UNIONTOWN GROUND LEASES

SCHEDULE III        REQUIRED REPAIRS

SCHEDULE IV         RELEASE AMOUNTS

SCHEDULE V          RENT ROLL

SCHEDULE VI         ANCHOR LEASES

SCHEDULE VII        VIEWMONT MALL PLAN (LONE STAR - ORANGE)

SCHEDULE VIII       SITE ASSESSMENTS

SCHEDULE IX         LITIGATION

SCHEDULE X          NEW RIVER VALLEY MALL PLAN (PARTHENON - ORANGE)

SCHEDULE XI NON-DEFEASANCE OPTION PARCEL PLANS (PATRICK HENRY AND NITTANY MAY PARCELS)

SCHEDULE XII        DEFEASANCE OPTION PARCEL PLANS (ORANGE)

SCHEDULE XIII       OUT-PARCEL PLANS:
                      (DEFEASANCE OUT-PARCELS (BLUE);
                      NON-DEFEASANCE OUT-PARCELS (GREEN);   CONSTRUCTION PARCELS
                      (PURPLE);
                      FUTURE ROAD PARCEL (PURPLE CROSS-HATCH))

SCHEDULE XIV        RENOVATIONS

SCHEDULE XV         ENVIRONMENTAL REPAIRS

SCHEDULE XVI        OUT-PARCEL MINIMUM RELEASE AMOUNT


                  AMENDED AND RESTATED PERMANENT LOAN AGREEMENT


          This Amended and Restated Permanent Loan Agreement (this "Agreement") is entered into as of August 28, 1998, between GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation, whose address is 292 Long Ridge Road, Stamford, Connecticut 06927 ("Lender"), Crown American WL Associates, L.P. ("WL Associates"), a Pennsylvania limited partnership whose address is Pasquerilla Plaza, Johnstown, Pennsylvania 15901 and Crown American Financing Partnership, L.P., a Delaware limited partnership, whose address is Pasquerilla Plaza, Johnstown, Pennsylvania 15901 ("Financing Partnership"; WL Associates and
Financing   Partnership  are  hereinafter  collectively  referred  to   as   the
"Borrower").

                              W I T N E S S E T H :

          WHEREAS, WL Associates and Lender were parties to that certain Interim Loan Agreement, dated as of November 17, 1997 (the "Interim Loan Agreement");

          WHEREAS, pursuant to a certain assumption agreement entered into on or about the date hereof among and between WL Associates, Financing Partnership and Lender, Borrower assumed the debt and all other obligations set forth in the Interim Loan Agreement and in the loan documents executed in connection therewith;

          WHEREAS, Borrower and Lender have agreed to amend and restate the terms of the Interim Loan Agreement in order to extend the maturity date of the debt evidenced thereby and to modify, amend and restate all other terms and provisions thereof in accordance with the terms and provisions of this Agreement;

          WHEREAS, Lender has agreed in the manner hereinafter set forth to lend additional amounts to the Borrower and Borrower has agreed to secure such additional sums with additional collateral in the manner and to the extent set forth herein;

          NOW, THEREFORE, in consideration of the premises, the mutual covenants, agreements, representations and warranties hereinafter contained, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Interim Loan Agreement is hereby amended and restated in its entirety to read as follows:


                                    ARTICLE 1

                               CERTAIN DEFINITIONS

          Section 1.1 Certain Definitions. As used herein, the following terms have the meanings indicated:

          "Access Laws" has the meaning assigned in Section 10.13.

          "Acquired Properties" has the meaning assigned in Section 9.5(a).

          "Acquired Property Statements" has the meaning assigned in Section 9.5(a).

          "Additional  Collateral Acquisition Date" has the meaning assigned  in
Section 2.11(c)(i).

          "Additional   Collateral   Parcel"  has  the   meaning   assigned   in
Section 2.11(a).

          "Adjusted Rate" has the meaning assigned in Section 2.2.

          "Adjusted Release Amount" shall mean for an Individual Property the product of the Pro-Rata Release Amount for such Individual Property and one hundred twenty-five percent (125%); provided, however, if Borrower elects to exercise its option pursuant to Section 5.3(d) hereof to defease a portion of the Loan with respect to a Casualty or Condemnation of an applicable Individual Property, the Adjusted Release Amount for such purposes shall be deemed to be the Pro-Rata Release Amount for such Individual Property.

          "Affiliate" means (a) any corporation in which Borrower or any partner, shareholder, director, officer, member, or manager of Borrower directly or indirectly owns or controls more than ten percent (10%) of the beneficial interest, (b) any partnership, joint venture or limited liability company in which Borrower or any partner, shareholder, director, officer, member, or manager of Borrower is a partner, joint venturer or member, (c) any trust in which Borrower or any partner, shareholder, director, officer, member or manager of Borrower is a trustee or beneficiary, (d) any entity of any type which is directly or indirectly owned or controlled in an amount of ten percent (10%) or greater by Borrower or any partner, shareholder, director, officer, member or manager of Borrower, (e) any partner, shareholder, director, officer, member, manager or employee of Borrower, or (f) any Borrower Party.

          "Agreement" means this Amended and Restated Permanent Loan Agreement, as amended from time to time.

          "Anchor Lease(s)" means with respect to each Individual Property, those leases set forth on Schedule VI attached hereto and any future leases entered into by the Borrower for the space leased pursuant to the leases set forth in Schedule VI attached hereto.

          "Anchor Tenant(s)" means (a) a tenant under an Anchor Lease or (b) with respect to a Construction Parcel, a tenant or store-owned occupant that is of substantially the same character and type as, but not necessarily limited to, Sears Roebuck & Co., J.C. Penney Company, Inc., The May Department Stores Company, The Bon-Ton Stores, Wal-Mart Stores and Dillard's or a state of the art movie theater.

          "Annual Budget" means the operating budget, including all planned capital expenditures, for all the Properties prepared by Borrower for the applicable calendar year or other period.

          "Anticipated Repayment Date" means September 10, 2008.

          "Applicable Interest Rate" shall mean the Contract Rate or the Adjusted Rate, as applicable, in effect under the terms and provisions of the Agreement.

          "Approved Annual Budget" has the meaning assigned in Section 2.5.5(a).

          "Assignment of Leases and Rents" means the Assignment of Leases and Rents (amended and restated, if applicable), executed by Borrower for the benefit of Lender, and pertaining to leases of space in each Individual Property and any amendments, modifications, renewals, substitutions or replacements thereof.

          "Award" has the meaning assigned in Section 5.2.

          "Bankruptcy Party" has the meaning assigned in Section 11.9.

          "Basic Carrying Costs" shall mean, with respect to an Individual Property, the sum of the following costs associated with such Individual
Property for the relevant calendar year or payment period: (i) taxes and assessments with respect to such Individual Property, (ii) Insurance Premiums with respect to such Individual Property, (iii) if applicable, any rent due under the Ground Lease effecting such Individual Property and (iv) maintenance charges or other impositions.

          "Black Rose Antiques Parcel" shall mean that certain Construction Panel being operated as an antiques mall called "Black Rose Antiques" at the Individual Property known as North Hanover Mall, located in Hanover, Pennsylvania.

          "Bon-Ton Option" means collectively those certain purchase options granted in the following agreements: (i) with respect to the Individual Property known as Wyoming Valley Mall located in Wilkes-Barre, Pennsylvania, that certain Letter Agreement, dated September 30, 1994, by and between The Bon-Ton Stores, Inc., as tenant, and the REIT, as landlord, (ii) with respect to the Individual Property known as Lycoming Mall located in Williamsport, Pennsylvania, that certain Second Amendment to Lease dated September 30, 1994 by and between Financing Partnership, as landlord, and The Bon-Ton Stores, Inc. as tenant and
(iii) with respect to the Individual Property known as the West Manchester Mall located in York, Pennsylvania, that certain Second Amendment to Lease dated September 30, 1994 by and between Financing Partnership, as landlord, and The Bon-Ton Stores, as tenant.

          "Bonds" has the meaning assigned in Section 2.10(b)(viii).

          "Borrower" has the meaning set forth in the introduction to this Agreement.

          "Borrower Party" means any guarantor (including Guarantor), any general partner of Borrower, and any general partner in any partnership that is a general partner of Borrower, at any level.

          "Business Day" means a day other than a Saturday, a Sunday, or a legal holiday on which national banks located in the State of New York, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania or the State of Texas are not open for general banking business.

          "Capital Expenditures" for any period means the amount expended for items capitalized under generally accepted accounting principles (including expenditures for building improvements or major repairs, leasing commissions and tenant improvements).

          "Cash Expenses" means, for any period, the operating expenses for the operation of the Properties as set forth in an Approved Annual Budget to the extent that such expenses are actually incurred by Borrower minus any payments into the Tax and Insurance Escrow Fund.

          "Cash Management Account" has the meaning set forth in Section 3.4(b).

          "Cash  Management  Agreement" has the meaning  set  forth  in  Section
3.4(a).

          "Casualty" has the meaning assigned in Section 5.1(g).

          "Casualty   Consultant"  has  the  meaning  set   forth   in   Section
5.3(b)(iii).

          "Casualty Retainage" has the meaning set forth in Section 5.3(b)(iv).

          "Cleanup and Removal Costs" has the meaning assigned in Section 6.2 hereof.

          "Closing Date" means the date the Loan is funded by Lender.

          "Code" shall mean the Internal Revenue Code of 1986, as amended, and as it may be further amended from time to time, any successor statutes thereto, and applicable U.S. Department of Treasury regulations issued pursuant thereto in temporary or final form.

          "Condemnation" has the meaning assigned in Section 5.2.

          "Condemnation Proceeds" has the meaning assigned in Section 5.3(b).

          "Construction Parcel" means collectively those certain parcels of real property substantially delineated in the color purple on the plans attached hereto as Schedule XIII and, if required by applicable law or an Anchor Tenant, contiguous parking area sufficient to provide five (5.0) car spaces of sufficient size to accommodate full standard size American built cars for each one thousand (1,000) square feet of gross leaseable area within the Construction Parcel.

          "Construction Parcel Release Amount" means for a Construction Parcel, the greater of (a) the appraised value of the Construction Parcel based on an appraisal delivered to Lender (which in form and substance would be acceptable to a prudent lender); provided, however, with respect to the Construction Parcel occupied as of the Closing Date by Black Rose Antiques at the Individual Property known as Hanover Mall, located in Hanover, Pennsylvania, the appraised value shall be determined assuming a vacant anchor pad for the space occupied by Black Rose Antiques, and (b) 100% of the net proceeds received in connection with the sale of the Construction Parcel less Lender approved closing costs.

          "Construction Parcel Transferee" has the meaning assigned in Section 2.10(b)(ii).

          "Contract Rate" means Seven and Forty-Three one-hundredths percent (7.43%).

          "Control" means with respect to any Person, the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities or other beneficial interest or by contract or otherwise.

          "Credit Agreement" shall mean that certain Credit Agreement, dated as of November 17, 1997, by and among Lender, Operating Partnership, the REIT, Crown American Acquisition Associates I, L.P., Crown American Acquisition Associates II, L.P., Crown American Acquisition Associates III, L.P., Crown American Acquisition Associates IV, L.P., Crown American Acquisition Associates V, L.P., Crown American Acquisition Associates VI, L.P., Crown American Acquisition Associates VII, L.P., Crown American Acquisition Associates VIII, L.P., Crown American Acquisition Associates IX, L.P. and Crown American Acquisition Associates X, L.P., as amended by that certain First Amendment to Credit Agreement, dated December 12, 1997 by and among such parties, that certain Second Amendment to Credit Agreement, dated May 13, 1998, by and among such parties and that certain Modification of Secured Credit Line Loan Documents, dated as of the date hereof, by and among such parties.

          "Credit Line Mortgage" shall mean, collectively, that certain (i) Open End Leasehold Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing, (ii) Deed to Secure Debt, Assignment of Lease and Rents and Security Agreement and (iii) Deed of Trust, Assignment of Leases and Rents, Security, Agreement and Fixture Filing, all dated as of November 17, 1997 given by Operating Partnership to Lender.

          "Credit Line Note" shall mean that certain Promissory Note, dated as of November 17, 1997, in the stated principal amount of $150,000,000.00, made by the Operating Partnership, the REIT, Crown American Acquisition Associates I, L.P., Crown American Acquisition Associates II, L.P., Crown American Acquisition Associates III, L.P., Crown American Acquisition Associates IV, L.P., Crown American Acquisition Associates V, L.P., Crown American Acquisition Associates VI, L.P., Crown American Acquisition Associates VII, L.P., Crown American Acquisition Associates VIII, L.P., Crown American Acquisition Associates IX, L.P. and Crown American Acquisition Associates X, L.P. in favor of Lender.

          "Debt" shall mean the outstanding principal amount set forth in, and evidenced by, this Agreement and the Note together with all interest accrued and unpaid thereon, default interest, late charges and all other sums (including the Yield Maintenance Premium) due to Lender in respect of the Loan under the Note, this Agreement, the Mortgages or any other Loan Document.

          "Debt Service" means the aggregate interest, fixed principal, and other payments due under the Loan, and on any other outstanding loans approved by Lender for the period of time for which calculated.

          "Debt Service Coverage Ratio" shall mean a ratio for the twelve (12) full calendar months preceding the applicable period in which:

     (a) the numerator is the Net Operating Income for such period as set forth in the statements required thereunder, excluding the Net Operating Income for the Individual Property, or a portion thereof, released from the lien of a Mortgage in connection with a Defeasance Event; and

     (b) the denominator is the aggregate amount of principal and interest due and payable on the Note or, in the event that a Defeasance Event has occurred, the Undefeased Note.

For the purposes of this definition, the amount of principal and interest due for the period from the date hereof until the tenth (10th) day of September, 2000 shall be equal to the payment of principal and interest that would be required to be made in order to fully amortize the Loan over a period of twenty-five (25) years at the Contract Rate. For informational purposes only, the Debt Service Coverage Ratio calculated by Lender as of the date hereof is equal to
1.64 to 1.0.

          "Debt Service Escrow Fund" has the meaning assigned in Section 3.1(d).

          "Default Rate" means the lesser of (a) the maximum rate of interest allowed by applicable law, and (b) five percent (5%) per annum in excess of the Applicable Interest Rate.

          "Default Yield Maintenance Premium" shall mean an amount equal to the greater of (a) one percent (1%) of the outstanding principal amount of the Loan to be prepaid or satisfied, as applicable, or (b) the Yield Maintenance Premium that would be required if a Defeasance Event had occurred in an amount equal to the outstanding principal amount of the Loan to be satisfied or prepaid, as applicable.

          "Defeasance Date" has the meaning assigned in Section 2.12(b)(i).

          "Defeasance Deposit" shall mean an amount equal to the remaining principal amount of the Note or the principal amount of the Defeased Note, as applicable, the Yield Maintenance Premium, any costs and expenses incurred or to be incurred in the purchase of U.S. Obligations necessary to meet the Scheduled Defeasance Payments and any revenue, documentary stamp or intangible taxes or any other tax or charge due in connection with the transfer of the Note or the Defeased Note, as applicable, the creation of the Defeased Note and the Undefeased Note, if applicable, or otherwise required to accomplish the agreements of Sections 2.12 and 2.13 hereof.

          "Defeasance Event" has the meaning assigned in Section 2.12(b).

          "Defeased Note" has the meaning assigned in Section 2.12(b)(v).

          "Eligible Account" shall mean a separate and identifiable account from all other funds held by the holding institution that is either (i) an account or accounts maintained with a federal or state-chartered depository institution or trust company which complies with the definition of Eligible Institution or (ii) a segregated trust account or accounts maintained with a federal or state chartered depository institution or trust company acting in its fiduciary capacity which, in the case of a state chartered depository institution or trust company is subject to regulations substantially similar to 12 C.F.R. 9.10(b), having in either case a combined capital and surplus of at least $50,000,000 and subject to supervision or examination by federal and state authority. An Eligible Account will not be evidenced by a certificate of deposit, passbook or other instrument.

          "Eligible Institution" shall mean either (i) The Chase Manhattan Bank or (ii) any other depository institution or trust company acceptable to Lender, provided that in the event a Securitization has occurred the appointment of such entity does not result in a requalification, downgrade or withdrawal of any ratings in effect immediately prior to such appointment for the Securities issued in connection with a Securitization that are then outstanding; provided, however, in either case, in the event a Securitization has occurred, the short term unsecured debt obligations or commercial paper of which are rated by the Rating Agencies which rate the Loan as follows: (a) at least A-1 by Standard & Poor's Ratings Group, P-1 by Moody's Investors Service, Inc., D-1 by Duff & Phelps Credit Rating Co. and F-1+ by Fitch IBCA Inc. in the case of accounts in which funds are held for 30 days or less or, (b) in the case of accounts in which funds are held for more than 30 days, the long term unsecured debt obligations of which are rated at least "AA" by Fitch, Duff and S&P and "Aa2" by Moody's.

          "Environmental   Escrow   Fund"   has   the   meaning   assigned    in
Section 3.1(h).

          "Environmental Laws" has the meaning assigned in Section 6.1(a).

          "ERISA" has the meaning assigned in Section 8.10(a).

          "Event of Default" has the meaning assigned in Article 11.

          "Exchange Act" has the meaning assigned in Section 14.5(a).

          "Exchange Act Filing" has the meaning assigned in Section 9.5(b).

          "Existing Mortgages" means those certain fee and leasehold mortgages executed by the Operating Partnership and WL Associates in favor of Lender on or about November 17, 1997 and encumbering the Properties known as Wyoming Valley and Logan Valley as such mortgages are modified, amended and restated pursuant to the provisions of this Agreement and the other Loan Documents.

          "Expansion Escrow Fund" shall mean collectively the Patrick Henry Expansion Escrow Fund and the Nittany Expansion Escrow Fund.

          "Extraordinary Expenses" means an extraordinary operating expense or capital expense not set forth in an Approved Annual Budget.

          "Financing Partnership" has the meaning set forth in the introduction to this Agreement.

          "Fundamental Transaction" has the meaning assigned in Section 14.2(b).

          "Funds" means the Required Repair Fund, the Replacement Escrow Fund, the Rollover Escrow Fund, the Ground Lease Escrow Fund, the Debt Service Escrow Fund, the Renovation Escrow Fund, the Expansion Escrow Fund and the Environmental Escrow Fund.

          "Future Road Dedication Agreement" means those certain deeds of dedication, or similar agreements, executed from time to time by Borrower or its predecessor in favor of the Governmental Authority having jurisdiction over the applicable Individual Property, dedicating the real property delineated in the color of purple with cross-hatch on the plans attached hereto as Schedule XIII for the use of public roads.

          "Future Road Parcel" means collectively those certain parcels of real property as delineated in the color of purple with cross-hatch on the plans attached hereto as Schedule XIII.

          "GAAP" has the meaning assigned in Section 9.2.

          "Governmental Authority" shall mean any court, board, agency, commission, office or authority of any nature whatsoever for any governmental unit (federal, state, county, district, municipal, city or otherwise) whether now or hereafter in existence.

          "Ground Lease Escrow Fund" has the meaning assigned in Section 3.1(e).

          "Ground Leases" shall mean collectively the Uniontown Ground Leases and the WL Ground Leases.

          "Ground Lessor" shall mean the lessor under a Ground Lease.

          "Guarantor" means Crown Investment Trust.

          "Guaranty" means that certain guaranty dated the date hereof from the Guarantor in favor of the Lender and securing payment of a portion of the Loan.

          "Hazardous Materials" has the meaning assigned in Section 6.1(b).

          "Hazardous Materials Indemnity Agreement" means that certain hazardous materials indemnity agreement dated the date hereof by the Borrower and Indemnitor in favor of Lender.

          "Improvements" shall have the meaning assigned to such term in the related Mortgage with respect to each Individual Property.

          "Incidental Space" has the meaning assigned in Section 2.9(v).

          "Indebtedness" means, for any Person, without duplication: (a) all indebtedness of such Person for borrowed money, for amounts drawn under a letter of credit, or for the deferred purchase price of property for which such Person or its assets is liable, (b) all unfunded amounts under a loan agreement, letter of credit, or other credit facility for which such Person would be liable, if such amounts were advanced under the credit facility, (c) all amounts required to be paid by such Person as a guaranteed payment to partners or a preferred or special dividend, including any mandatory redemption of shares or interests,
(d) all indebtedness guaranteed by such Person, directly or indirectly, (e) all obligations under leases that constitute capital leases for which such Person is liable, and (f) all obligations of such Person under interest rate swaps, caps, floors, collars and other interest hedge agreements, in each case whether such Person is liable contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations such Person otherwise assures a creditor against loss.

          "Indemnitor"   means   collectively  the  REIT   and   the   Operating
Partnership.

          "Independent Director" has the meaning assigned in Section 8.25(q).

          "Individual Property" means each parcel of real property and the improvements thereon owned which is encumbered by a Mortgage, together with all rights pertaining to such property and improvements, as more particularly described in the granting clauses of such Mortgage and referred to therein as the "Property".

          "Insolvency Opinion" has the meaning assigned in Section 8.25(s).

          "Insurance Premiums" has the meaning assigned in Section 5.1(b).

          "Insurance Proceeds" has the meaning assigned in Section 5.3(b).

          "Insurance Trigger Event" means (a) an Event of Default exists, (b) the Debt Service Coverage Ratio for the Properties is less than 1.30 to 1.0, (c) Borrower defaults in its obligations to pay all Insurance Premiums when due as required by Section 5.1 hereof, or (d) the Anticipated Repayment Date has occurred and the Debt has not been paid in full.

          "Interest Period" shall mean with respect to a Payment Date (a) the period commencing on the date hereof and ending on ninth (9th) day of September, 1998 for the first period hereunder, and (b) for each period thereafter, the period commencing on the tenth (10th) day of the calendar month immediately preceding the calendar month in which such Payment Date occurs and ending on and including the ninth (9th) day of the calendar month in which such Payment Date occurs.

          "Interim Loan Agreement" has the meaning assigned in the recitals hereto.

          "ISRA" has the meaning assigned in Section 6.1(a).

          "Joinder Party" means the REIT and the Operating Partnership, the signatories to the Joinder hereto.

          "Lease" shall mean all leases, subleases, occupancy agreements, licenses, concessions, rental contracts and other agreements (written or oral) now or hereafter existing relating to the use or occupancy of the Properties, including, but not limited to, the Anchor Leases and Major Leases, together with all guarantees, letters of credit and other credit support, modifications, extensions and renewals thereof, whether before or after the filing by or against Borrower of any petition of relief under 11 U.S.C. 101 et seq., and all related security and other deposits.

          "Legal Requirements" shall mean, with respect to each Individual Property, federal, state, county, municipal and other governmental statutes, laws, rules, orders, regulations, ordinances, judgments, decrees and injunctions of Governmental Authorities affecting such Individual Property or any part thereof or the construction, use, alteration or operation thereof, or any part thereof, whether now or hereafter enacted and in force, and all permits, licenses and authorizations and regulations relating thereto, and all covenants, agreements, restrictions and encumbrances contained in any instruments, either of record or known to Borrower, at any time in force affecting such Individual Property or any part thereof, including, without limitation, any which may (i) require repairs, modifications or alterations in or to such Individual Property or any part thereof, or (ii) any way limit the use and enjoyment thereof.

          "Liabilities" has the meaning assigned in Section 14.5(b).

          "Lien" means, with respect to each Individual Property any interest, or claim thereof, in such Individual Property securing an obligation owed to, or a claim by, any Person other than the owner of such Individual Property, whether such interest is based on common law, statute or contract, including the lien or security interest arising from a deed of trust, mortgage, assignment, encumbrance, pledge, security agreement, conditional sale or trust receipt or a Lease, consignment, other than mechanics liens that are bonded or released within ninety (90) days after their occurrence.

          "Loan" means the loan made by Lender to Borrower under this Agreement and all other amounts secured by the Loan Documents.

          "Loan Documents" means: (a) this Agreement, (b) the Note, (c) the Mortgage for each Individual Property, (d) the Assignment of Leases and Rents for each Individual Property, (e) the Hazardous Materials Indemnity Agreement,
(f) Uniform Commercial Code financing statements, (g) the Manager's Consent and Subordination of Management Agreement for each Individual Property, (h) the Guaranty, (i) the Cash Management Agreement, (j) all other documents executed by any Borrower Party, the REIT, or the Operating Partnership, evidencing, securing, governing or otherwise pertaining to the Loan, including, but not limited to, any additional mortgages, assignments of leases and rents and guaranties, and (k) all amendments, modifications, renewals, substitutions or replacements of any of the foregoing.

          "Lone Star Option" means with respect to the Individual Property known as Viewmont Mall located in Scranton, Pennsylvania, that certain purchase option contained in that certain Lease Agreement, dated September 4, 1996, between Financing Partnership, as landlord, and Lone Star Steak House and Saloon of Pennsylvania, Inc., as tenant.

          "Lycoming  Bon-Ton  Option"  has  the  meaning  assigned  within   the
definition of "Bon-Ton Option".

          "Major Lease(s)" shall mean with respect to each Individual Property, a lease that is for greater than or equal to ten thousand square feet (10,000 sq. ft.) of the gross leaseable area of such Individual Property, or greater than or equal to ten percent (10%) of the total gross rental revenues of such Individual Property, and shall have an initial term of not less than three (3) years.

          "Major Tenant(s)" means a tenant under a Major Lease.

          "Major Trade Contract" means any Trade Contract that either (i) has a contract or purchase price, as the case may be, whether initially or thereafter by virtue of any modification or amendment, equal to or in excess of $250,000.00 or (ii) is for an essential trade or supply component of the Construction Parcel; for purposes of this definition of Major Trade Contract, multiple Trade Contracts with a single contractor or supplier, as the case may be, shall be deemed to be one Trade Contract.

          "Major Trade Contractor" means any contractor or supplier, as the case may be, under a Major Trade Contract.

          "Management Agreement" means, collectively, with respect to any Individual Property, the management agreement, dated as of the Closing Date, entered into by and between either WL Associates or Financing Partnership, and the Manager pursuant to which the Manager is to provide management and other services with respect to said Individual Property.

          "Management Fee" shall mean an amount equal to five percent (5.0%) per annum of Operating Revenues for each Individual Property.

          "Manager" means the Operating Partnership in its capacity as "Manager" under the Management Agreement, or any successor acting in such capacity.

          "Market  Substitute  Property  Option" has  the  meaning  assigned  in
Section 2.7(xx).

          "Maturity Date" means the earliest of (a) September 10, 2025; (b) any earlier date on which the entire Loan is required to be paid in full, by acceleration or otherwise, under this Agreement or any of the other Loan Documents; or (c) if the Loan is not subject to a Securitization on the Anticipated Repayment Date, the Anticipated Repayment Date; provided, however, prior to a Securitization, Lender may nevertheless at its option, upon notice to Borrower, elect to establish the Anticipated Repayment Date as the Maturity Date in all cases.

          "May Option" shall mean collectively those certain options to purchase granted in the following agreements: (i) with respect to the Individual Property known as Wyoming Valley Mall located in Wilkes-Barre, Pennsylvania, that certain Option to Purchase Agreement dated November 30, 1994 between Crown American
Realty Trust and The May Department Stores Company ("May"), recorded in Deed Book 2513, Page 576 of Luzerne County, Pennsylvania, wherein Crown American Realty Trust granted to May an option to purchase a certain parcel of land with the improvements being all of Outparcel "H" as shown on the subdivision plan entitled "Outparcel "H" Minor Subdivision" dated October 13, 1997, containing approximately 7.89 acres of land (the "Wyoming May Option"); (ii) with respect to the Individual Property known as Patrick Henry Mall located in Newport News, Virginia, that certain Lease and Contract to Purchase Real Estate dated as of April 6, 1998 between Financing Partnership and May, to be recorded in the city of Newport News, Virginia, wherein Financing Partnership granted May an option to purchase a certain parcel of real property as more particularly described and shown on Schedule XI attached hereto (the "Patrick Henry May Option") and
(iii) with respect to the Individual Property known as Nittany Mall located in State College, Pennsylvania, that certain Memorandum of Lease and Purchase Agreement dated as of July 23, 1998 between Financing Partnership and May, recorded in Deed Book 1022, Page 838 of Centre County, Pennsylvania, wherein Financing Partnership granted May an option to purchase a certain parcel of real property as more particularly described and shown on Schedule XI attached hereto (the "Nittany May Option").

          "Monthly  Debt  Service Payment Amount" has the  meaning  assigned  in
Section 2.3(a).

          "Mortgage" or "Mortgages" means one or more of the Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, the Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, or the Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (amended and restated as applicable) executed by one or more of WL Associates, the Financing Partnership, the Operating Partnership and the county of Fayette in favor of Lender, each covering an Individual Property and any amendments, modifications, renewals, substitutions or replacements thereof.

          "Net Cash Flow After Debt Service" for any period shall mean the amount obtained by subtracting Debt Service for such period from Net Operating Income.

          "Net Operating Income" means the amount obtained by subtracting Operating Expenses from Operating Revenues.

          "Net Proceeds" has the meaning assigned in Section 5.3(b).

          "Net   Proceeds  Deficiency"  has  the  meaning  assigned  in  Section
5.3(b)(vi).

          "Nittany Expansion Escrow Fund" has the meaning assigned in Section 3.1(g)(ii).

          "Nittany May Option" has the meaning assigned within the definition of "May Option".

          "NJDEP" has the meaning assigned in Section 6.3 hereof.

          "Non-Market  Substitute Property Option" has the meaning  assigned  in
Section 2.7(xx).

          "Note" means the Amended and Restated Promissory Note of even date, in the stated principal amount of $465,000,000.00, executed by Borrower, and payable to the order of Lender in evidence of the Loan as the same may hereafter be modified, amended, restated, renewed or replaced and including any Defeased and Undefeased Note that may exist from time to time.

          "Offering Document" has the meaning assigned in Section 14.5(a).

          "Offering Document Date" has the meaning assigned in Section 9.5(d).

          "Operating Expenses" means all reasonable and necessary expenses of operating the Properties in the ordinary course of business which are payable in cash by Borrower and which are directly associated with and fairly allocable to the Properties for the applicable period, including real estate taxes and assessments, insurance premiums, maintenance costs, management fees and costs in an amount no less than five percent (5%) of Operating Revenues, accounting, legal, and other professional fees, fees relating to environmental and net cash flow and audits, and other expenses incurred by Lender and reimbursed by Borrower under this Agreement and the other Loan Documents, wages, salaries, and personnel expenses, but excluding Debt Service, capital expenditures, any of the foregoing expenses which are paid from deposits to cash reserves previously included as Operating Expenses, any payment or expense for which Borrower was or is to be reimbursed from proceeds of the Loan or insurance or by any third party, and any non-cash charges such as depreciation and amortization. Operating Expenses shall not include federal, state or local income taxes or legal and other professional fees unrelated to the operation of the Properties. For the purpose of computing the amount of Operating Expenses as defined above for any period, expenses shall be recognized in the period in which they were incurred using GAAP regardless of the period in which they were paid in cash by the Borrower.

          "Operating   Partnership"  means  Crown  American  Properties,   L.P.,
together with its successors and assigns.

          "Operating Revenues" means all amounts receivable in cash for Borrower from operation of the Properties or otherwise arising in respect of the Properties which are properly allocable to the Properties for the applicable period, including receipts from Leases and parking agreements, concession fees and charges and other miscellaneous operating revenues, but excluding security deposits and earnest money deposits until they are forfeited by the depositor, advance rentals until they are earned, and proceeds from a sale or other disposition. Operating Revenues shall not include (i) any condemnation or insurance proceeds (other than business interruption insurance), (ii) any proceeds resulting from the sale, exchange, transfer, financing or refinancing of all or any part of the Properties, (iii) any rent accrued by Borrower but not received because of any free rent provisions, step rent provisions or other rental concessions in any Lease, (iv) any repayments received from tenants of principal loaned or advanced to tenants by Borrower, (v) any payments due pursuant to the terms of any Lease in connection with the cancellation or termination of a Lease, (vi) investment income on any reserves or funds not related to the normal operation of the Properties, including, without limitation, funds allocated to pay for construction expenses (vii) amortization of any payments previously made to tenants for operating covenants which Borrower records as a reduction of revenues in its financial statements, or
(viii) any type of income that would otherwise be considered Operating Revenues pursuant to the provisions above but is paid directly by any tenant to a person or entity other than Borrower. For the purpose of computing the amount of Operating Revenues as defined above for any period, revenues shall be recognized in the period in which they were earned using GAAP regardless of the period in which they were paid in cash to the Borrower, provided, however, that any bad debt expense as determined in accordance with GAAP shall be deducted from Operating Revenues.

          "Option Agreements" means, collectively, the Bon-Ton Option, the May Option, the Lone Star Option, the Parthenon Option, the Substitute Property Option and the Future Road Dedication Agreement.

          "Option Parcel" means collectively (i) with respect to the Lycoming Bon-Ton Option, the demised premises together with contiguous parking area sufficient to provide five (5.0) car spaces of sufficient size to accommodate full standard size American built cars for each one thousand (1,000) square feet of gross leaseable area within the demised premises, (ii) with respect to the West Manchester Bon-Ton Option, the demised premises together with contiguous parking area sufficient to provide five and four tenths (5.4) car spaces of sufficient size to accommodate full standard size American built cars for each one thousand (1,000) square feet of gross leaseable area within the demised premises, (iii) with respect to the Wyoming Bon-Ton Option, the demised premises together with contiguous parking area sufficient to provide five (5.0) car spaces of sufficient size to accommodate full standard size American built cars for each one thousand (1,000) square feet of gross leaseable area within the demised premises, (iv) with respect to the Patrick Henry May Option, the real property more particularly described on Schedule XI attached hereto; (v) with respect to the Nittany May Option, the real property more particularly described on Schedule XI attached hereto; (vi) with respect to the Wyoming May Option, the real property described on Exhibit A attached thereto; (vii) with respect to the Lone Star Option, out-parcel 4-F as more particularly delineated in the color orange on the plan of the Individual Property known as Viewmont Mall attached hereto as Schedule VII; (viii) with respect to the Parthenon Option, approximately 5,200 square feet as more particularly delineated in the color orange on the plan of the Individual Property known as New River Valley Mall attached hereto as Schedule X; (ix) the Substitute Property Option Parcel; and
(x) the Future Road Parcel.

          "Option  Release Amount" means, for an Option Parcel, the  greater  of
(a) the appraised value of the Option Parcel based on an appraisal delivered to Lender (which in form and substance would be acceptable to a prudent lender) and
(b) 100% of the net proceeds received in connection with the sale of the Option Parcel to the Option Tenant less Lender approved closing costs.

          "Option Tenant" means the tenant under the Option Agreements or Parthenon Development Group, Inc. with respect to the Parthenon Option, as applicable.

          "Out-Parcel  Release Amount" means for an Out-Parcel, the  greater  of
(a) the appraised value of the Out-Parcel based on an appraisal delivered to Lender (which in form and substance would be acceptable to a prudent lender),
(b) 100% of the net proceeds received in connection with the sale of the Out-Parcel less Lender approved closing costs and (c) with respect to the Out-Parcels identified on Schedule XVI attached hereto, the corresponding amount set forth under the heading "Value".

          "Out-Parcels"  means  collectively  those  certain  parcels  of   real
property as more particularly delineated in the colors blue and green on the plans attached hereto as Schedule XIII.

          "Parthenon Option" shall mean that certain option to purchase granted in that certain Option Agreement, dated as of October 11, 1980, between Crown American Corporation and Parthenon Development Group, Inc., recorded in Deed Book 627, Page 731 of Montgomery County, Virginia, wherein Crown American Corporation (predecessor to Financing Partnership) granted Parthenon Development Group, Inc. an option to purchase a certain parcel of land delineated in the color orange on the plan of the Individual Property known as New River Valley Mall attached hereto as Schedule X.

          "Patrick  Henry  Expansion Escrow Fund" has the  meaning  assigned  in
Section 3.1(g)(i).

          "Patrick Henry May Option" has the meaning assigned within the definition of "May Option".

          "Payment Date" means the tenth (10th) day of each calendar month commencing on the tenth (10th) day of October, 1998.

          "Permitted Encumbrances" means outstanding liens, easements, restrictions, security interests and other exceptions to title set forth in the policies of title insurance insuring the liens of the Mortgages, together with the liens and security interests in favor of Lender created by the Loan Documents and mechanics liens that are bonded or released within ninety (90) days after their occurrence.

          "Permitted Investments" shall have the meaning assigned to such term in the Cash Management Agreement.

          "Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, trustee, estate, limited liability company, unincorporated organization, real estate investment trust, government or any agency or political subdivision thereof, or any other form of entity.

          "Personalty" shall have the meaning assigned to such term in the related Mortgage with respect to each Individual Property.

          "Policies" has the meaning assigned in Section 5.1(b).

          "Policy" has the meaning assigned in Section 5.1(b).

          "Potential Default" means the occurrence of any event or condition other than payments that are not yet due and payable and obligations that are not yet required to be satisfied which, with the giving of notice, the passage of time, or both, would constitute an Event of Default.

          "Prime Rate" means the highest prime rate (or base rate) reported in the Money Rates column or section of The Wall Street Journal, as such rate may change from time to time, being the rate in effect for corporate loans at large U.S. money center commercial banks (whether or not such rate has actually been charged by any such bank). If The Wall Street Journal ceases publication of the Prime Rate, the "Prime Rate" shall mean the prime rate (or base rate) announced by Bankers Trust Company, New York, New York (whether or not such rate has actually been charged by such bank). If such bank discontinues the practice of announcing the Prime Rate, the "Prime Rate" shall mean the highest rate charged by such bank on short-term, unsecured loans to its most creditworthy large corporate borrowers. Any change in the Prime Rate shall be effective on the date such change is announced by Bankers Trust Company or published in the Wall Street Journal, as applicable.

          "Properties" means, collectively, all of the Individual Properties which are subject to the terms of this Agreement.

          "Pro-Rata Release Amount" means, for an Individual Property, the product of (a) the quotient obtained by dividing the original Release Amount for such Individual Property by the sum of the original Release Amount for all Properties, and (b) the outstanding principal balance of the Loan.

          "Qualified  Resultant  Owner"  has the  meaning  assigned  in  Section
14.2(c).

          "Rating Agencies" means each of the following agencies who rate the Securities issued in one or more Securitizations of which the Loan is a part:
Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., Moody's Investors Service, Inc., Duff & Phelps Credit Rating Co. and Fitch IBCA Inc., or any other nationally-recognized statistical rating agency which has been approved by Lender;

          "Reduction" has the meaning assigned in Section 14.2(a).

          "Registration Statement" has the meaning assigned in Section 14.5(b).

          "REIT" means Crown American Realty Trust, together with its successors and assigns.

          "Release Amount" means the amount set forth on Schedule IV with respect to each Individual Property and in the event that an Individual Property is substituted in accordance with Section 2.7 hereof, the Release Amount for the Substitute Property shall be deemed to be the Release Amount of the Substituted Property.

          "Release Date" shall mean the earlier of (i) the date that is two (2) years from the "startup day" within the meaning of Section 860G(a)(9) of the Code of the last REMIC Trust which holds all or any portion of the Note, or (ii) March 1, 2002.

          "REMIC Trust" shall mean a "real estate mortgage investment conduit" within the meaning of Section 860D of the Code that holds the Note.

          "Rent" shall mean all rents, revenues, issues, profits, income and proceeds due or to become due from tenants of the Properties, including rentals and all other payments of any kind under the Leases for using, leasing, licensing, possessing, operating from, rendering in, selling or otherwise enjoying the Properties.

          "Rentable Space Percentage" has the meaning assigned in Section 5.3(b)(i)(C).

          "Replacement Escrow Fund" has the meaning assigned in Section 3.1(b).

          "Required Repair Fund" has the meaning assigned in Section 3.1(a).

          "Restoration" has the meaning assigned in Section 5.1(g)

          "Retail Strip Center" means with respect to the Individual Property known as North Hanover Mall, located in Hanover, Pennsylvania, that certain parcel of real property delineated in the color of yellow on the plan of such Individual Property attached hereto as Schedule XIII.

          "Rollover Escrow Fund" has the meaning assigned in Section 3.1(c).

          "Schedule Defeasance Payments" has the meaning assigned in Section 2.12(c).

          "Securities" has the meaning assigned in Section 14.4.

          "Securities Act" has the meaning assigned in Section 14.5.

          "Securitization" has the meaning assigned in Section 14.4.

          "Securitization Information" has the meaning assigned in Section 14.4.

          "Security Agreement" has the meaning assigned in Section 2.12(e)(vi).

          "Servicer" has the meaning assigned in Section 14.3.

          "Severed Loan Documents" has the meaning assigned in Section 12.2(c).

          "Single Purpose Entity" shall mean a Person (other than an individual, a government or any agency or political subdivision thereof), which exists solely for the purpose of owning the Properties, observes corporate, company or partnership formalities, as applicable, independent of any other Person, and which otherwise complies with the covenants set forth in Section 8.25 hereof.

          "Site Assessment" means the environmental engineering reports for each Individual Property prepared at Borrower's expense by an engineer engaged by Borrower and approved by Lender, and in a manner satisfactory to Lender, based upon an investigation relating to and making appropriate inquiries concerning the existence of Hazardous Materials on or about each such Individual Property, and the past or present discharge, disposal, release or escape of any such substances, all consistent with ASTM Standard E1527-93 or any successor thereto published by ASTM and good customary and commercial practice. Such reports are listed on Schedule VIII hereto.

          "SPC Party" has the meaning assigned in Section 8.25(p).

          "Spill Act" has the meaning assigned in Section 6.3(e).

          "Standard Statements" has the meaning assigned in Section 9.5(a).

          "Substitute Property" and "Substitute Properties" have the meaning assigned in Section 2.7.

          "Substitute Property Option Parcel" each and collectively, the real property comprising a Substitute Property, or a portion thereof, which an applicable tenant may purchase pursuant to a Market Substitute Property Option or a Non-Market Substitute Property Option.

          "Substitute Release Amount" has the meaning assigned in Section 2.7(viii).

          "Substituted Property" has the meaning assigned in Section 2.7.

          "Substitution Conditions" shall mean that (a) no more than two (2) Properties are released in any 12-month period and such Properties do not represent in the aggregate more than twenty percent (20%) of the aggregate Net Operating Income (for the immediately preceding 12-month period) of all of the Properties as of the Closing Date and as of the date of substitution, and (b) no more than six (6) properties representing no more than 40% of the initial aggregate Release Amount of all the Properties is substituted during the term of the Loan and (c) Borrower pays a substitution fee for each substitution in an amount equal to .5% of the Release Amount of the Substituted Properties.

          "Successor Borrower" has the meaning assigned in Section 2.13(c).

          "Tax  and  Insurance Escrow Fund" has the meaning assigned in  Section
5.4.

          "Taxes" has the meaning assigned in Section 10.2.

          "Threshold Amount" has the meaning assigned in Section 10.12.

          "Trade Contract" means any contract or purchase order between the Construction Parcel Transferee or the general contractor and any other Person pursuant to which such Person agrees to provide labor, materials, equipment or services in connection with the construction of the Construction Parcel excluding, however, from this definition of Trade Contract, any agreements pertaining solely to testing and engineering and other professional services.

          "Transfer" has the meaning assigned in Section 14.2(a).

          "Transferee" has the meaning assigned in Section 14.2(b).

          "Treasury Rate" shall mean, as of the applicable date, the yield, calculated by linear interpolation (rounded to the nearest one-thousandth of one percent (i.e., 0.001%) of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximately seventeen (17) years from such date of determination, as determined by Lender on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities, or other recognized source of financial market information selected by Lender.

          "Trigger Event" means any of the following: (a) an Event of Default exists, (b) the Debt Service Coverage Ratio for the Properties as of any calendar quarter calculated on a trailing twelve (12) month basis is less than
1.30 to 1.0, or (c) the Anticipated Repayment Date has occurred and the Debt has not been paid in full.

          "Trigger Period" means the period of time after a Trigger Event; provided, however, the Trigger Period shall cease at any time in the case of a Trigger Event due to an insufficient Debt Service Coverage Ratio if the Debt Service Coverage Ratio as of any calendar quarter following such Trigger Event shall equal or exceed 1.30 to 1.0 and an Event of Default does not exist.

          "Undefeased Note" has the meaning assigned in Section 2.12(b)(v).

          "Underwriter Group" has the meaning assigned in Section 14.5(b).

          "Uniontown Ground Leases" shall mean collectively each of the ground leases affecting the Individual Property known as Uniontown Mall located in Uniontown, Pennsylvania, as more particularly set forth on Schedule II.

          "U.S. Obligations" shall mean direct non-callable obligations of the United States of America.

          "West Manchester Bon-Ton Option" has the meaning assigned within the definition of "Bon-Ton Option".

          "WL Associates" has the meaning set forth in the introduction to this Agreement.

          "WL General Partner" has the meaning assigned in Section 8.25(p).

          "WL Ground Leases" shall mean collectively each of those ground leases affecting the Individual Properties known as Wyoming Valley Mall, located in Wilkes-Barre, Pennsylvania and Logan Valley Mall, located in Altoona, Pennsylvania, as more particularly set forth on Schedule I.

          "Wyoming   Bon-Ton  Option"  has  the  meaning  assigned  within   the
definition of "Bon-Ton Option".

          "Wyoming May Option" has the meaning assigned within the definition of "May Option".

          "Yield Maintenance Premium" shall mean the amount (if any) which, when added to the remaining principal amount of the Note or the principal amount of the Defeased Note, as applicable, will be sufficient to purchase U.S. Obligations providing the required Scheduled Defeasance Payments.


                                    ARTICLE 2

                                   LOAN TERMS

          Section 2.1 The Loan. Upon satisfaction of all the terms and conditions set forth in this Agreement, Lender agrees to make a loan of FOUR HUNDRED SIXTY-FIVE MILLION AND NO/100 DOLLARS ($465,000,000.00) to the Borrower, which shall be funded in one advance and repaid in accordance with the terms of this Agreement and the Note. Borrower hereby agrees to accept the Loan on the Closing Date, subject to and upon the terms and conditions set forth herein. The Loan shall be partially guaranteed by the Guarantor in accordance with the terms of the Guaranty.

          Section 2.2 Interest Rate. From the date hereof through but not including the Anticipated Repayment Date, the outstanding principal balance of the Loan shall bear interest at the Contract Rate. If the Loan has not been paid in full, from and after the Anticipated Repayment Date through and including the Maturity Date the outstanding principal balance of the Loan shall bear interest at a rate per annum equal to the greater of (i) the Contract Rate plus three percent (3.0%) or (ii) the Treasury Rate as of the Anticipated Repayment Date plus three percent (3.0%) (the "Adjusted Rate").

          Section 2.3  Terms of Payment.

          (a) Interest and Principal. A payment of interest only shall be due and payable for the applicable Interest Period on the tenth (10th) day of September 1998 (which shall be paid by Borrower on the Closing Date) and on each Payment Date thereafter up to and including the tenth (10th) day of September, 2000 and thereafter a constant payment of Three Million Four Hundred Fifteen Thousand One Hundred Sixty-Four and 48/100 Dollars ($3,415,164.48) (the "Monthly Debt Service Payment Amount") shall be due and payable on the tenth (10th) day of October, 2000 and on each Payment Date thereafter. Each of such payments shall be applied (i) to the payment of interest computed at the Contract Rate and  (ii)  the  balance, if any, applied toward reduction of the principal  sum.
The constant payment required hereunder is calculated using a 25 year amortization schedule commencing on September 10, 2000.

          (b) To the extent the Loan is outstanding, from and after the Anticipated Repayment Date interest shall accrue on the unpaid principal balance from time to time outstanding on the Loan at the Adjusted Rate. Borrower shall continue to make payments of principal and interest in monthly installments beginning on the Anticipated Repayment Date and on each Payment Date thereafter up to and including the Maturity Date in an amount equal to the Monthly Debt Service Payment Amount and, notwithstanding the following provision with respect to Accrued Interest, the failure to make any such payment as and when due shall constitute an Event of Default. Each Monthly Debt Service Payment Amount paid after the Anticipated Repayment Date shall be applied to the payment of interest computed at the Contract Rate with the remainder applied to reduce the outstanding principal balance of the Loan in accordance with Section 2.3(a) above. Interest accrued at the Adjusted Rate and not paid shall be deferred and added to the Debt and shall earn interest at the Adjusted Rate to the extent permitted by applicable law (such accrued interest is hereinafter defined as "Accrued Interest"). In addition to such payments of principal and interest, from and after the Anticipated Repayment Date, Borrower shall make payments for reserves, expenses and in reduction of the outstanding principal balance of the Loan and accrued interest in monthly installments beginning on the Anticipated Repayment Date and on each Payment Date thereafter up to and including the Maturity Date in accordance with the terms and provisions of Section 3.4 below.

          Section 2.4 Maturity. On the Maturity Date, Borrower shall pay to Lender all outstanding principal, accrued and unpaid interest (including Accrued Interest, if any), default interest, late charges and any and all other amounts due under the Loan Documents.

          Section 2.5  Payments and Computations.

          2.5.1 Making of Payments. Each payment by Borrower hereunder or under the Note shall be made in funds settled through the New York Clearing House Interbank Payments System or other funds immediately available to Lender by 12:00 p.m., New York City time on the date such payment is due by deposit to such account as Lender may designate by written notice to Borrower. Whenever any payment hereunder or under the Note shall be stated to be due on a day which is not a Business Day, such payment shall be made on the preceding Business Day.

          2.5.2 Computations. Interest payable hereunder or under the Note by Borrower shall be computed on the basis of the actual number of days elapsed and a 360-day year.

          2.5.3 Late Payment Charge. If any principal, interest or any other sums due hereunder, under the Note or under any other Loan Document is not paid by Borrower on the day it is due, Borrower shall pay to Lender upon demand an amount equal to the lesser of five percent (5%) of such unpaid sum or the maximum amount permitted by applicable law in order to defray the expense incurred by Lender in handling and processing such delinquent payment and to compensate Lender for the loss of the use of such delinquent payment. Any such amount shall be secured by the Mortgages and the other Loan Documents.

          2.5.4 Default Rate; Additional Payments after Default. Upon the occurrence of an Event of Default (and until Lender has accepted a cure of any such Event of Default), Lender shall be entitled to receive and Borrower shall pay to Lender interest on the entire unpaid principal sum and any other amounts due at the Default Rate. Interest at the Default Rate shall be computed from the occurrence of the Event of Default until the actual receipt and collection of the Debt (or that portion thereof that is then due). Interest at the Default Rate shall be added to the Debt and shall be secured by the Mortgages. This section, however, shall not be construed as an agreement or privilege to extend the date of the payment of the Debt, nor as a waiver of any other right or remedy accruing to Lender by reason of the occurrence of any Event of Default.

          2.5.5 Annual Budget. (a) For the partial year period commencing on the Anticipated Repayment Date and for each calendar year thereafter, the Borrower shall submit to Lender an Annual Budget not later than ninety (90) days prior to the commencement of such period or calendar year in form reasonably satisfactory to Lender. In addition, within ninety (90) days after the occurrence of a Trigger Event (other than the Anticipated Repayment Date), the Borrower shall submit to Lender an Annual Budget in form reasonably satisfactory to Lender; provided, however, such Annual Budget shall be required to include only information from the date of the occurrence of the Trigger Event to the end of such calendar year. Each such Annual Budget shall be subject to Lender's written approval (each such Annual Budget as approved by Lender, an "Approved Annual Budget"). In the event that Lender objects to a proposed Annual Budget submitted by Borrower, Lender shall advise Borrower of such objections within thirty (30) days after receipt thereof (and deliver to Borrower a reasonably detailed description of such objections) and Borrower shall promptly revise such Annual Budget and resubmit the same to Lender. Lender shall advise Borrower of any objections to such revised Annual Budget within ten (10) days after receipt thereof (and deliver to Borrower a reasonably detailed description of such objections) and Borrower shall promptly revise the same in accordance with the process described in this subsection until the Lender approves the Annual Budget. Until such time that Lender approves a proposed Annual Budget, the most recently Approved Annual Budget shall apply; provided that, such Approved Annual Budget shall be adjusted to reflect actual increases in real estate taxes, insurance premiums and utilities expenses. The Borrower will reimburse the Lender for all third party reasonable costs and expenses that Lender actually incurs with respect to the review of any Annual Budget.

          Section 2.6  Intentionally Omitted.

          Section 2.7 Substitution of Properties. Subject to the terms and conditions set forth in this Section 2.7, Borrower may obtain a release of the Lien of a Mortgage (and the related Loan Documents) encumbering an Individual Property (a "Substituted Property") by substituting therefor another retail mall property acquired by Borrower (individually, a "Substitute Property" and collectively, the "Substitute Properties"), provided that (a) the Substitution Conditions are satisfied, and (b) no such substitution may occur after the Anticipated Repayment Date. In addition, any such substitution shall be subject, in each case, to the satisfaction of the following conditions precedent:

          (i) Lender shall have received a copy of a deed conveying all of Borrower's right, title and interest in and to the Substituted Property to an entity other than Borrower and a letter from Borrower countersigned by a title insurance company acknowledging receipt of such deed and agreeing to record such deed in the real estate records for the county or city in which the Substituted Property is located.

          (ii) If the Loan is part of a Securitization, Lender shall have received an appraisal of the Substitute Property dated no more than sixty (60) days prior to the substitution by an appraiser acceptable to the Rating Agencies, indicating an appraised value of the Substitute Property that is equal to or greater than the appraised value of the Substituted Property determined by Lender at the time of the encumbrance of the Substituted Property by the related Mortgage. If the Loan is not part of a Securitization, the fair market value of the Substitute
               Property shall be equal to or greater than the Substituted Property, such determination to be made by Lender in its reasonable discretion (which determination may include an appraisal reasonably satisfactory to Lender in all respects).

          (iii)Lender shall receive evidence that after giving effect to the substitution, the Debt Service Coverage Ratio for the Loan for all of the Properties is projected to be not less than the Debt Service Coverage Ratio for the Loan for all of the Properties as of the Closing Date and as of the date immediately preceding the substitution.

          (iv) Intentionally Omitted.

          (v) The Net Operating Income for the twelve (12) month period immediately preceding the substitution for the Substitute Property is equal to or greater than the Net Operating Income for the twelve (12) month period immediately preceding the substitution for the related Substituted Property.

          (vi) Lender shall have received confirmation in writing from the Rating Agencies to the effect that such substitution will not result in a withdrawal, qualification or downgrade of the respective ratings in effect immediately prior to such subs-titution for the Securities issued in connection with the Securitization that are then outstanding. If the Loan is not part of a Securitization, Lender shall have consented in writing to such substitution, which consent shall not be unreasonably withheld, delayed or conditioned.

          (vii)No Potential Default or Event of Default shall have occurred and be continuing, other than a Potential Default or an Event of Default with respect to the Substituted Property which shall be cured upon the release of such Substituted Property, and Borrower shall be in compliance in all material respects with all terms and conditions set forth in this Agreement and in each Loan Document on Borrower's part to be observed or performed. Lender shall have received a certificate from Borrower con-firming the foregoing, stating that the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of the substitution with respect to Borrower, the Properties and the Substitute Property and containing any other representations and warranties with respect to Borrower, the Properties, the Substitute Property or the Loan as the Rating Agencies may require, unless such certificate would be inaccurate, such certificate to be in form and substance satisfactory to the Rating Agencies.

          (viii)Borrower shall (A) have executed, acknowledged and delivered to Lender (I) a Mortgage, an Assignment of Leases and two UCC-1 Financing Statements withrespect to the Substitute Property, together with a letter from Borrower countersigned by a title insurance company acknowledging receipt of such Mortgage, Assignment of Leases and Rents and UCC-1 Financing Statements and agreeing to record or file, as applicable, such Mortgage, Assignment of Leases and Rents and one of the UCC-1 Financing Statements in the real estate records for the county in which the Substitute Property is located and to file one of the UCC-1 Financing Statements in the office of the Secretary of State (or other central filing office) of the state in which the Substitute Property is located, so as to effectively create upon such recording and filing valid and enforceable Liens upon the Substitute Property, of the requisite priority, in favor of Lender (or such other trustee as may be desired under local law), subject only to the Permitted Encumbrances and such other Liens as are permitted pursuant to the Loan Documents and (II) a Hazardous Materials Indemnity Agreement with respect to the Substitute Property and (B) have caused the Guarantor and Joinder Parties to acknowledge and confirm their respective obligations under the Loan Documents. The Mortgage, Assignment of Leases and Rents, UCC-1 Financing Statements and Hazardous Materials Indemnity Agreement shall be the same in form and substance as the counterparts of such documents executed and delivered with respect to the related Substituted Property subject to modifications reflecting only the Substitute Property as the Individual Property that is the subject of such docu-ments and such modifications reflecting the laws of the state in which the Substitute Property is located as shall be recommended for similar transactions by the counsel admitted to practice in such state and delivering the opinion as to the enforceability of such documents required pursuant to clause (xv) below. The Mortgage encumbering the Substitute Property shall secure all amounts evidenced by the Note, provided that in the event that the jurisdiction in which the Substitute Property is located imposes a mortgage recording, intangibles or similar tax and does not permit the allocation of indebtedness for the purpose of determining the amount of such tax payable, the principal amount secured by such Mortgage shall be equal to one hundred fifty percent (150%) of the amount of the Loan allocated to the Substitute Property. The amount of the Loan allocated to the Substitute Property (such amount being hereinafter referred to as the "Substitute Release Amount") shall equal the Release Amount of the related Substituted Property.

          (ix) Lender shall have received (A) to the extent available any "tie-in" or similar endorsement to each title insurance policy insuring the Lien of an existing Mortgage as of the date of the substitution available with respect to the title insurance policy insuring the Lien of the Mortgage with respect to the Substitute Property and (B) a title insurance policy (or a marked, signed and redated commitment to issue such title insurance policy) insuring the Lien of the Mortgage encumber-ing the Substitute Property, issued by the title company that issued the title insurance policies insuring the Lien of the existing Mortgages and dated as of the date of the substitution, with reinsurance and direct access agreements that replace such agreements issued in connection with the title insurance policy insuring the Lien of the Mortgage encumbering the Substituted Property. The title insurance policy issued with respect to the Substitute Property shall (1) provide coverage in the amount of the Substitute Release Amount if the "tie-in" or similar endorsement described above is available or, if such endorsement is not available, in an amount equal to one hundred fifty percent (150%) of the Substitute Release Amount,
               (2) insure Lender that the relevant Mortgage creates a valid first lien on the Substitute Property encumbered thereby, free and clear of all exceptions from coverage other than Permitted Encumbrances and standard exceptions and exclusions from coverage (as modified by the terms of any endorsements), (3) contain such endorsements and affirmative coverages as are then available and are contained in the title insurance policies insuring the Liens of the existing Mortgages, and (4) name Lender as the insured. Lender also shall have received copies of paid receipts or other evidence showing that all premiums in respect of such endorsements and title insurance policies have been paid.

          (x)  Intentionally omitted.

          (xi) Lender shall have received a current title survey for each Substitute Property, certified to the title company and Lender and their successors and assigns, in the same form and having the same content as the certification of the Survey of the Substituted Property prepared by a professional land surveyor licensed in the state in which the Substitute Property is located and acceptable to the Rating Agencies in accordance with the 1992 Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys. Such survey shall reflect the same legal description contained in the title insurance policy relating to such Substitute Property and shall include, among other things, a metes and bounds description of the real property comprising part of such Substitute Property. The surveyor's seal shall be affixed to each survey and each survey shall certify that no material portion of the Improvements are located in a "one-hundred-year flood hazard area," unless flood insurance has been obtained in accordance with Section 5.1 hereof with respect to the Substitute Property.

          (xii)Lender shall have received valid certificates of insurance indicating that the requirements for the policies of insurance required for an Individual Property hereunder have been satisfied with respect to the Substitute Property and evidence of the payment of all premiums payable for the existing policy period.

          (xiii)Lender shall have received a Phase I environmental report and, if recommended under the Phase I environmental report, a Phase II environmental report, which conclude that the Substitute Property does not contain any Hazardous Materials and is not subject to any plausible risk of contamination from any off-site
               Hazardous Materials. If any such report discloses the presence of any Hazardous Materials in violation of Environ-mental Laws or the plausible risk of contamination from any off-site Hazardous Materials, such report shall include an estimate of the cost of any related remediation and Borrower shall deposit with Lender an amount equal to one hundred and twenty-five percent (125%) of such estimated cost, which deposit shall constitute additional security for the Loan and shall be released to Borrower upon the delivery to Lender of (A) an update to such report indicating that there is no longer any Hazardous Materials in violation of Environmental Laws on the Substitute Property or any plausible danger of contamination from any off-site Hazardous Materials that has not been fully remediated and (B) paid receipts indicating that the costs of all such remediation work have been paid.

          (xiv)Borrower shall deliver or cause to be delivered to Lender (A) updates certified by Borrower of all organizational documentation related to Borrower and/or the formation, structure, existence, good standing and/or qualification to do business delivered to Lender in connection with the Closing Date; (B) good standing certificates, certificates of qualification to do business in the jurisdiction in which the Substitute Property is located (if re-quired in such jurisdiction) and (C) resolutions of the Borrower authorizing the substitution and any actions taken in connection with such substitution.

          (xv) Lender shall have received the following opinions of Borrower's counsel: (A) an opinion or opinions of counsel admitted to practice under the laws of the state in which the Substitute Property is located stating that the Loan Documents delivered with respect to the Substitute Property pursuant to clause
               (viii) above are valid and enforceable in accordance with their terms, subject to the laws applicable to creditors' rights and equitable principles, and that Borrower is qualified to do business and in good standing under the laws of the juris-diction where the Substitute Property is located or that Borrower is not required by applicable law to qualify to do business in such jurisdiction; (B) an opinion of Reed Smith Shaw & McClay LLP or such other counsel acceptable to, the Rating Agencies if the Loan is part of a Securitization, or the Lender if the Loan is not part of a Securitization, stating that the Loan Documents delivered with respect to the Substitute Property pursuant to clause (viii) above were duly authorized, executed and delivered by Borrower and that the execution and delivery of such Loan Documents and the performance by Borrower of its obligations thereunder will not cause a material breach of, or a default under, any agreement, document or instrument to which Borrower is a party or to which it or its properties are bound; (C) an opinion of counsel acceptable to, the Rating Agencies if the Loan is part of a Securitization, or the Lender if the Loan is not part of a Securitization, stating that sub-jecting the Substitute Property to the Lien of the related Mortgage and the execution and delivery of the related Loan Documents does not and will not affect or impair the ability of Lender to enforce its remedies under all of the Loan Documents or to realize the benefits of the cross-collateralization provided for thereunder; (D) an update of the Insolvency Opinion indicat-ing that the substitution does not affect the opinions set forth therein; (E) an opinion of counsel acceptable to, the Rating Agencies if the Loan is part of a Securitization, or the Lender if the Loan is not part of a Securitization, stating that the substitution and the related transactions do not constitute a fraudulent conveyance under applicable bankruptcy and insol-vency laws and (F) if the Loan is part of a Securitization, an opinion of counsel acceptable to the Rating Agencies that the substitution does not constitute a "significant modification" of the Loan under Section 1001 of the Code or otherwise cause a tax to be imposed on a "prohibited transaction" by any REMIC Trust.

          (xvi)Borrower shall have paid, or escrowed with Lender, all Basic Carrying Costs relating to each of the Properties and the Sub-stitute Property, including without limitation, (i) accrued but unpaid insurance premiums relating to each of the Properties and the Substitute Property, and (ii) currently due and payable Taxes (including any in arrears) relating to each of the Properties and the Substitute Property and (iii) currently due and payable maintenance charges and other impositions relating to each of the Properties and Substitute Property.

          (xvii)Borrower shall have paid or reimbursed Lender for all costs and expenses actually incurred by Lender (including, without limitation, reasonable attorneys' fees and disbursements and Rating Agency's fees and expenses) in connection with the sub-stitution and Borrower shall have paid all recording charges, filing fees, taxes or other expenses (including, without limitation, mortgage and intangibles taxes and documentary stamp taxes) payable in connection with the substitution. Borrower shall have paid all costs and expenses of the Rating Agencies actually incurred in connection with the substitution.

          (xviii)Lender shall have received, to the extent available, annual operating statements and occupancy statements for the Substitute Property for the three most recently completed fiscal years and a current operating statement for the Substituted Property, each certified to Lender as being true and correct in material respect as of the date made and a certificate from Borrower certifying that there has been no adverse material change in the financial condition of the Substitute Property since the date of such operating statements.

          (xix)Borrower shall have delivered to Lender estoppel certificates from any existing tenants (A) constituting anchor tenants at the Substitute Property, (B) leasing an entire building at the Sub-stitute Property and (C) that, together with those described in clauses (A) and (B), lease no less than seventy percent
               (70%) of the gross leaseable area at the Substitute Property.
               All such estoppel certificates shall be substantially in the form approved by Lender in connection with the origination of the Loan and shall indicate that (1) the subject lease is a valid and binding obligation of the tenant thereunder, (2) there are no defaults under such lease on the part of the landlord or tenant thereunder, (3) the tenant thereunder has no defense or offset to the payment of rent under such leases, (4) no rent under such lease has been paid more than one (1) month in advance, (5) the tenant thereunder has no option under such lease to purchase all or any portion of the Substitute Property, other than those tenants that have such options to purchase in accordance with Section 2.7(b)(xx) hereof and (6) all tenant improvement work required under such lease has been completed and the tenant under such lease is in actual occupancy of its leased premises. If an estoppel certificate indicates that all tenant improvement work required under the subject lease has not yet been completed, Borrower shall, if required by the Rating Agencies, deliver to Lender financial statements indicating that Borrower has adequate funds to pay all costs related to such tenant improvement work as required under such lease.

          (xx) Lender shall have received copies of all tenant leases and any ground leases affecting the Substitute Property certified by Borrower as being true and correct. The tenant leases shall not contain any options to purchase any portion of the Substitute Property, other than options similar to the options existing on the date hereof, and either (A) options with option purchase prices that are on, or above, market prevailing terms as of the date of the substitution (collectively, the "Market Substitute Property Option"), or (B) options with option purchase prices that are below market prevailing terms as of the date of the substitution (collectively, the "Non-Market Substitute Property Option"), provided, however, the portion of the Substitute Property subject to a Non-Market Substitute Property Option shall not be included in underwriting the Substitute Property, includ-ing, without limitation, in determining the value of the Substitute Property, the Debt Service Coverage Ratio or the Net Operating Income. The release of the applicable lien of the Mortgage in connection with the exercise of either the Market Substitute Property Option or the Non-Market Substitute
               Property Option shall be subject to Section 2.8 hereof. Lender shall have received a current rent roll of the Substitute Property certified by Borrower as being true and correct.

          (xxi)Lender shall have received subordination, nondisturbance and attornment agreements in the form approved by Lender in con-nection with the origination of the Loan or in a form received from tenants in contemporaneous similar transactions with respect to all tenants (A) constituting anchor tenants at the Substitute Property, (B) leasing an entire building at the Sub-stitute Property and (C) that, together with those described in clauses (A) and (B), lease no less than seventy percent (70%) of the gross leaseable area at the Substitute Property other than such Leases that are, by their terms, subordinate to the Mortgage with respect to the Substitute Property.

          (xxii)Lender shall have received (A) an endorsement to the title insurance policy insuring the Lien of the Mortgage encumbering the Substitute Property insuring that the Substitute Property constitutes a separate tax lot or, if such an endorsement is not available in the state in which the Substitute Property is located, a letter from the title insurance company issuing such title insurance policy stating that the Substitute Policy con-stitutes a separate tax lot or (B) a letter from the approp-riate taxing authority or other evidence stating that the Substitute Property constitutes a separate tax lot.

          (xxiii)Lender shall have received a Physical Conditions Report with respect to the Substitute Property stating that the Substitute Property and its use comply in all material respects with all applicable Legal Requirements(including, without limitation, zoning, subdivision and building laws) and that the Substitute Property is in good condition and repair and free of damage. If compliance with any Legal Requirements are not addressed by the Physical Conditions Report, such compliance shall be confirmed by delivery to Lender of a certificate of an architect licensed in the state in which the Substitute Property is located or a letter from the municipality in which such Property is located, a certificate of a surveyor that is licensed in the state in which the Substitute Property is located (with respect to zoning and subdivision laws), and an ALTA 3.1 zoning endorsement to the title insurance policy delivered pursuant to clause (ix) above (with respect to zoning laws), if available, or a subdivision endorsement to the title insurance policy delivered pursuant to clause (ix) above (with respect to subdivision laws), if available. If the Physical Conditions Report recommends that any repairs be made with respect to the Substitute Property, such Physical Conditions Report shall either (A) include an estimate of the cost of such recommended repairs (in which case the Borrower shall deposit with Lender an amount equal to one hundred twenty-five percent (125%) of such estimated cost), or (B) state the specific amounts that need to be reserved over time in order to meet the requirements of such replacements (in which case Borrower shall deposit such reserves on a monthly basis). Any such deposits shall constitute additional security for the Loan and shall be released to Borrower upon the delivery to Lender of (1) an update to such Physical Conditions Report or a letter from the engineer that prepared such Physical Conditions Report indicating that the recommended repairs were completed in good and workmanlike manner and (2) paid receipts indicating that the costs of all such repairs have been paid.

          (xxiv)Lender shall have received a certified copy of an amendment to the Management Agreement reflecting the deletion of the Subs-tituted Property and the addition of the Substitute Property as a property managed pursuant thereto and Manager shall have executed and delivered to Lender an amendment to the Assign-ment of Management Agreement reflecting such amendment to the Management Agreement.

          (xxv)Lender shall have received such other and further approvals, opinions, documents (in scope similar to the Loan Documents) and information in connection with the substitution as requested by the Rating Agencies if the Loan is part of a Securitization, or the Lender if the Loan is not part of a Securitization.

          (xxvi)Lender shall have received copies of all material contracts and agreements relating to the leasing and operation of the Subs-titute Property (other than the Management Agreement) together with a certification of Borrower attached to each such contract or agreement certifying that the attached copy is a true and correct copy of such contract or agreement and all amendments thereto.

          (xxvii)Borrower shall submit to Lender, not less than ten (10) days prior to the date of such substitution, a release of Lien (and related Loan Documents) for the Substituted Property for execution by Lender. Such release shall be in a form appropriate for the jurisdiction in which the Substituted Property is located. Borrower shall deliver an Officer's Certificate certifying that the requirements set forth in this
               Section 2.7 have been satisfied.

Upon the satisfaction of the foregoing conditions precedent, Lender will release its Lien from the Substituted Property to be released and the Substitute Property shall be deemed to be an Individual Property for purposes of this Agreement and the Substitute Release Amount with respect to such Substitute Property shall be deemed to be the Release Amount with respect to such Substitute Property for all purposes hereunder.

          Section 2.8 Release of Option Parcels. At any time after the date hereof, Borrower may obtain the release of an Option Parcel from the lien of the applicable Mortgage, provided that such release is made in accordance with the Option Agreements and shall only be granted if the following conditions have been met or satisfied:

               (i) Borrower shall (A) with respect to the Option Parcel pay Lender a processing fee equal to the lesser of $5,000.00 or fifty one-hundredths percent (0.50%) of the Option Release Amount and (B) reimburse Lender for any reasonable costs and expenses it actually incurs arising from the transfer of the Option Parcel and any release of the Option Parcel from the lien of the applicable Mortgage (including, without limitation, attorneys fees and expenses);

               (ii) Intentionally Omitted;

               (iii)       Each   applicable   municipal  authority   exercising
                    jurisdiction over the Option Parcel shall have approved, or shall be prepared to approve, as part of its standard approval process, a lot-split ordinance or other applicable action under local law dividing the Option Parcel from the remainder of the applicable Individual Property and assigning separate tax identification numbers to each;

               (iv) Upon  the  release  of  the  Option  Parcel  and  after  the completion of the standard approval process for tax lot-splits by the applicable municipal authority exercising jurisdiction over the Option Parcel, no part of the remaining applicable Individual Property shall be part of a tax lot affecting any portion of the Option Parcel;

               (v) Lender shall have received appropriate title endorsements to the title policies issued in connection with the Loan confirming the priority of the lien of the Mortgage on the remaining portion of the Individual Property;

               (vi) All   requirements  under  all  laws,  statutes,  rules  and
                    regulations (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Individual Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Lender which in form and substance is appropriate for the jurisdiction in which the Individual Property is located;

               (vii)      As a result of the lot split, the remaining Individual
                    Property and the Option Parcel each considered alone will not be in violation of any then applicable law, statute, rule or regulation (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetland requirements) and all necessary variances, if any, shall have been obtained and evidence thereof has been delivered to the Lender which in form and substance is appropriate for the jurisdiction in which the Individual Property is located;

               (viii)     The  Lender  shall receive evidence  that  the  Option
                    Parcel is transferred to a Person who is not an Affiliate of Borrower and that the single purpose nature and bankruptcy remoteness of Borrower and its shareholders or partners following such release are in accordance with the standards of the Rating Agencies (which requirement may include a legal non-consolidation opinion) in form and substance typical for similar transaction;

               (ix) Appropriate  reciprocal easement agreements for the  benefit and burden of the remaining Individual Property and the Option Parcel regarding the use of common facilities of such parcels, including, but not limited to, roadways, parking areas, utilities and community facilities by the occupants of the remaining Individual Property and the Option Parcel, in a form and substance that would be acceptable to a prudent lender, shall be declared and recorded. In addition, all operating covenants, if any, of the Option Tenants remain in full force and effect after such release;

               (x) Borrower shall execute such documents and instruments and obtain such opinions of counsel as are typical for similar transactions;

               (xi) With  respect to the Option Parcels identified on  Schedules
                    VII, X, and XII hereof and the Substitute Property Option Parcel in connection with a Market Substitute Property Option, Borrower shall deliver to Lender an appraisal of the Option Parcel dated no more than sixty (60) days prior to the release, which would be acceptable to a prudent lender in form and scope;

               (xii)      With  respect  to  the  Option Parcels  identified  on
                    Schedules VII, X and XII hereof and the Substitute Property Option Parcel in connection with a Market Substitute Property Option, the release shall be deemed a Defeasance Event and a principal balance of the Loan shall be partially defeased in an amount equal to the Option Release Amount of the Option Parcel and Borrower shall increase the Defeasance Deposit as necessary to defease a portion of the Loan equal to such amount; provided, however, if such release occurs on or after the Anticipated Repayment Date, the release shall not be deemed a Defeasance Event and Borrower shall prepay the Loan in an amount equal to the Option Release Amount. Any Defeasance Event or release pursuant to this subsection shall be completed in accordance with Sections 2.12 and 2.13 hereof.

               (xiii)     With  respect to a Substitute Property Option  Parcel,
                    (A) if a Securitization has not occurred, the Borrower shall obtain the written consent of Lender, which consent shall not be unreasonably withheld, delayed or conditioned and (B) if a Securitization has occurred and such release occurs prior to the Release Date, Borrower shall deliver to Lender an appraisal of the Substitute Property Option Parcel, which would be acceptable to a prudent lender in form and scope and indicating that the value of (I) the Substitute Property as of the date of the substitution minus the value of the Substitute Property Option Parcel, plus (II) the value of the remaining Individual Properties as of the date of their encumbrance by the related Mortgage, or in the case of a Substitute Property, as of the substitution date, satisfies the loan-to-value test applicable to any REMIC Trust holding the Loan.

Notwithstanding the fact that Lender has executed (i) that certain Covenant to Release, dated the date hereof, with respect to the Patrick Henry May Option and
(ii) that certain Covenant to Release, dated the date hereof, with respect to the Nittany May Option, Borrower must satisfy all of the requirements, as applicable, of this Section 2.8 in connection with such release.

          Section 2.9 Release of Out-Parcels. At any time after the date hereof, but prior to the Anticipated Repayment Date, Borrower may obtain a release of an Out-Parcel from the lien of the applicable Mortgage upon sixty
(60) days prior written notice, provided that such release shall only be granted if the following conditions have been met or satisfied:

               (i) Borrower shall (A) pay Lender a processing fee equal to the lesser of $5,000.00 or fifty one-hundredths percent (0.50%) of the Out-Parcel Release Amount and (B) reimburse Lender for any reasonable costs and expenses it actually incurs arising from the transfer of the Out-Parcel and any release of the Out-Parcel from the lien of the applicable Mortgage (including, without limitation, reasonable attorneys fees and expenses);

               (ii) At  the time Borrower requests such release and at the  time such release is granted there is no Event of Default continuing;

               (iii)     The intended use of such Out-Parcel shall be for income
                    producing activities and consistent with the use to which out-parcels and expansion parcels are generally used in first class retail shopping malls located in area of such Out-Parcel and with respect to the Out-Parcels delineated in the color of green on the plans attached hereto as Schedule XIII, the intended use of the Out-Parcels will not have a material adverse effect on the occupancy at the Individual Property;

               (iv) Upon  the release of the Out-Parcel and after the completion of the standard approval process for tax lot-splits by the applicable municipal authority exercising jurisdiction over the Out-Parcel, no part of the remaining Individual Property shall be part of a tax lot affecting any portion of the Out-Parcel;

               (v) Each applicable municipal authority exercising jurisdiction over the Out-Parcel shall have approved, or shall be prepared to approve, as part of its standard approval process, a lot-split ordinance or other applicable action under local law dividing the Out-Parcel from the remainder of the Individual Property and assigning separate tax identification numbers to each. A metes and bounds description of the Out-Parcel shall have been delivered to Lender along with an ALTA survey meeting the requirements of this Agreement depicting the Out-Parcel;

               (vi) All   requirements  under  all  laws,  statutes,  rules  and
                    regulations (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Individual Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Lender which in form and substance is appropriate for the jurisdiction in which the Individual Property is located;

               (vii)      As a result of the lot split, the remaining Individual
                    Property and the Out-Parcel each considered alone will not be in violation of any then applicable law, statute, rule or regulation (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetland requirements) and all necessary variances, if any, shall have been obtained and evidence thereof has been delivered to the Lender which in form and substance is appropriate for the jurisdiction in which the Individual Property is located;

               (viii)     The  Lender shall receive evidence that the Out-Parcel
                    has been transferred to a Person who is not an Affiliate of Borrower, and that single purpose nature and bankruptcy remoteness of Borrower and its shareholders or partners following such transfer are in accordance with the standards of the Rating Agencies (which requirement may include a legal non-consolidation opinion acceptable to Lender);

               (ix) Appropriate  reciprocal easement agreements for the  benefit and burden of the remaining Individual Property and the Out-Parcel regarding the use of common facilities of such parcels, including, but not limited to, roadways, parking areas, utilities and community facilities by the occupants of the remaining Individual Property and the Out-Parcel, in a form and substance that would be acceptable to a prudent lender, shall be declared and recorded. The remaining Individual Property and the Out-Parcel shall be in compliance with all applicable covenants under any Anchor Leases and Major Leases (including, but not limited to, parking requirements and parking ratios), and all easements and property agreements contained in the Permitted Encumbrances for such Individual Property;

               (x) Lender shall receive evidence that the occupancy rate of the remaining Individual Property (excluding from gross leaseable area the space available for "kiosks") shall be equal to or greater than 90% (including Anchor Leases, but excluding space occupied by tenants on a month-to-month Lease or tenants leasing "kiosk" space);

               (xi) Lender shall receive evidence that the Debt Service Coverage
                    Ratio as of the date of the Out-Parcel release allocable to the remaining Individual Property shall not be less than the Debt Service Coverage Ratio for the Individual Property as of (A) with respect to the Out-Parcels delineated in the color of blue on Schedule XIII attached hereto, (I) the Closing Date and (II) the date immediately preceding the Out Parcel release and (B) with respect to the Out-Parcels delineated in the color of green on Schedule XIII attached hereto, the Closing Date; provided, however, if Borrower does not satisfy such requirements, Borrower shall have the right after the Release Date to defease a portion of the Loan in accordance with Section 2.12 hereof in order to satisfy the requirements of this Section 2.9(xi);

               (xii)     No tenant under any Lease whose own, or whose parent's,
                    long-term unsecured debt rating is rated at least "BBB" or "Baa2" or the equivalent by a Rating Agency has executed, or is negotiating in contemplation of executing, a Lease with respect to a portion of such Out-Parcel (unless such tenant is replaced by a tenant whose own, or whose parent's, rating is equal or better);

               (xiii)     Title policy endorsements have been delivered  to  the
                    effect that the release of the Out-Parcel will not have an adverse affect on the priority of the lien of the Mortgage on the remaining portion of the Individual Property;

               (xiv)      Borrower has delivered an officer's certificate to the
                    effect that the conditions in subsection (i) - (xiii) have occurred;

               (xv) If  prior  to a Securitization, approval of such release  by the Lender, which approval shall not be unreasonably withheld, conditioned or delayed. If a Securitization has occurred, receipt of written confirmation from the Rating Agencies that the Securities issued in such a Securitization shall not be qualified, withdrawn or downgraded as a result of such release;

               (xvi)      Borrower  shall execute such documents and instruments
                    and obtain such opinions of counsel as are typical for similar transactions, including, if a Securitization shall have occurred, an opinion that the release of the Out-Parcel will not be a "significant modification" of this Loan within the meaning of Section 1.1001-3 of the regulations of the United States Department of the Treasury;

               (xvii)    Intentionally Omitted;

               (xviii)    Borrower  shall deliver evidence to  Lender  that  the
                    release of the Out-Parcel will not materially adversely affect the Net Operating Income of the Individual Property or access to the Individual Property and that the release does not violate any loan-to-value tests applicable to any REMIC Trust holding the Loan;

               (xix)     With respect of the Out-Parcels delineated in the color
                    of blue on Schedule XIII attached hereto, such release shall be deemed a Defeasance Event and a principal balance of the Loan shall be partially defeased in an amount equal to the Out-Parcel Release Amount and Borrower shall increase the Defeasance Deposit as necessary to defease a portion of the Loan equal to such amount. Any Defeasance Event pursuant to this subsection shall be completed in accordance with Sections 2.12 and 2.13 hereof; and

               (xx) With  respect  to the Out-Parcels delineated  in  the  color green on Schedule XIII attached hereto, for which such release shall not be deemed a Defeasance Event, Borrower shall deposit into the Rollover Escrow Fund an amount equal to the Out-Parcel Release Amount of the Option Parcel, which shall be disbursed in accordance with Section 3.3 hereof.

          Section 2.10 Release of Construction Parcels. At any time after the date hereof, but prior to the Anticipated Prepayment Date, Borrower may obtain a release of a Construction Parcel from the lien of the applicable Mortgage upon sixty (60) days prior written notice, provided that such release shall only be granted if (a) the conditions listed in Section 2.9(ii) through and including
Section 2.9(xviii), other than those contained in Section 2.9(viii), (x),  (xi),
(xii) and (xiv), are satisfied as if the Out-Parcel referenced to therein was the Construction Parcel and (b) the following additional conditions have been satisfied:

               (i) Borrower shall (A) pay Lender a processing fee equal to fifty one-hundredths percent (0.50%) of the Construction Parcel Release Amount and (B) reimburse Lender for any reasonable costs and expenses it actually incurs arising from the transfer of the Construction Parcel and any release of the Construction Parcel from the lien of the applicable Mortgage (including, without limitation, reasonable attorneys fees and expenses);

               (ii) The Lender shall receive evidence reasonably satisfactory to it that the single purpose nature and bankruptcy remoteness of Borrower and its shareholders or partners following such release are in accordance with the standards of the Rating Agencies (which requirement may include a legal non-consolidation opinion in form and substance typical for similar transactions);

               (iii)      Lender  shall receive evidence that the transferee  of
                    the Construction Parcel (the "Construction Parcel Transferee") has entered into valid and duly executed leases, or the Construction Parcel Transferee has entered into an agreement with Borrower to occupy the space, which are arm's length transactions at the then prevailing market rates in the area where the applicable Individual Property is located, with respect to the Construction Parcel for (A) all leaseable space identified for Anchor Tenants at the Construction Parcel and (B) 50% of all gross leaseable space, if any, of the Construction Parcel not leased to such Anchor Tenant, provided that such requirement shall be deemed satisfied if the only gross leaseable space not leased to Anchor Tenants is Incidental Space;

               (iv) No  Anchor  Tenant of the remaining Individual Property  has executed, or is negotiating in contemplation of executing, a Lease with respect to the Construction Parcel, or a portion thereof, unless an Anchor Tenant (as defined in clause (b) in the definition of "Anchor Tenant", but excluding a movie theater) has occupied the space previously occupied by the original Anchor Tenant or has executed a Lease with the Borrower for such space, which has a term of ten (10) years or greater, is an arm's length transaction on the then prevailing market terms and has no conditions to occupancy by the new Anchor Tenant other than Borrower's delivery of the space. All leaseable space designated for Anchor Tenants with respect to the remaining Individual Property is occupied by Anchor Tenants;

               (v) If the Construction Parcel includes leaseable space for tenants other than Anchor Tenants, the aggregate occupancy rate of the remaining Individual Property (excluding gross leaseable space available for "kiosks" and Anchor Tenants), based on the tenants remaining in possession and tenants that have duly executed Leases shall be equal to or greater than 90% (excluding Anchor Leases, tenants on a month-to-month Lease or tenants leasing "kiosk" space); provided, however, such occupancy rate shall not be required to be met if the Construction Parcel contains 10,000 sq. ft. or less of leaseable space for tenants other than Anchor Tenants and such space is included in the Construction Parcel because it is architecturally necessary or incidental to creating a passage from the remaining Individual Property to the Anchor Tenant of the Construction Parcel (the "Incidental Space").

               (vi) Borrower  shall  deposit into the Rollover  Escrow  Fund  an amount equal to the Construction Parcel Release Amount of the Construction Parcel, which shall be disbursed in accordance with Section 3.3 hereof; provided, however, such disbursement from the Rollover Escrow Fund shall only be made for tenant improvement and leasing commissions with respect to the Individual Property that is subject to the Construction Parcel release and with respect to the Construction Parcel Release Amount received in connection with the release of the Black Rose Antiques Parcel, such funds shall first be disbursed for the costs of renovation and/or expansion of the Retail Strip Center;

               (vii)      If  the Construction Parcel Transferee is an Affiliate
                    of Borrower, the Construction Parcel Transferee shall be a limited partnership and the Borrower shall cause the holder of the partnership interests in the Construction Parcel Transferee to pledge such partnership interests to Lender as additional security for the Loan;

               (viii)     If  the Construction Parcel Transferee is an Affiliate
                    of Borrower, the Borrower or the Construction Parcel Transferee shall deliver to Lender a payment bond and a performance bond in the form of AIA Document A312, with dual obligee riders naming Lender as co-obligee (as its interest may appear), or in such other form as would be acceptable to a prudent Lender (collectively, the "Bonds"), with respect to (A) the general contractor of the Construction Parcel and
                    (B) a Major Trade Contractor of the Construction Parcel;

               (ix) If the Construction Parcel Transferee is not an Affiliate of
                    Borrower, the Borrower shall either (A) deliver, or cause the Construction Parcel Transferee to deliver, the Bonds, or
                    (B) not be entitled to withdraw any funds from the Rollover Escrow Fund with respect to the Individual Property that is subject to the Construction Parcel Release until a final certificate of occupancy with respect to the Construction
                    Parcel has been issued by the appropriate Governmental Authority;

               (x) Borrower shall deliver evidence to Lender that the release of the Construction Parcel will not materially adversely affect the existence of the applicable Individual Property as a first-class regional shopping mall;

               (xi) If  an Affiliate of Borrower is the general contractor or  a contractor of the Construction Parcel, such Person shall not receive fees in connection with the performance of such function greater than the then market prevailing rates for such services;

               (xii)      With  respect  to  the  Black Rose  Antiques  Parcels,
                    Borrower shall (A) renovate and/or expand the Retail Strip Center, including but not limited to acquiring additional real property pursuant to Section 2.11 hereof, in order to
                    (I) relocate the operation of the Black Rose Antiques Parcel to space at the Retail Strip Center that is sufficient in size to accommodate the operation of the Black Rose Antiques Parcel as of the Closing Date and (II) maintain the income of the Retail Strip Center without giving effect to the income generated by the operation of "Black Rose Antiques" at the Retail Strip Center, (B) deliver to Lender confirmation in writing from the Rating Agencies to the effect that such release will not result in a withdrawal, qualification or downgrade of the respective ratings in effect immediately prior to such release for the Securities issued in connection with the Securitization that are then outstanding, or if the Loan is not part of a Securitization, obtain the written consent of Lender to such release, which consent shall not be unreasonably withheld, delayed or conditioned and (C) deliver to Lender evidence that (I) the operation of the Black Rose Antiques Parcel has been in operation at the Retail Strip Center for at least ninety
                    (90) days and (II) Borrower or a third party has executed a master lease with a third party with respect to the space required to be occupied by the operation of the Black Rose
                    Antiques Parcel, which shall be for a term of one (1) year or greater and for rent equal to or greater than the rent received by Borrower from the vendors at, or operators of, the Black Rose Antiques Parcel immediately preceding the release; and

               (xiii)    Borrower shall deliver an officer's certificate stating
                    that  the  following  conditions have been  satisfied:   (A)
                    Section 2.9(ii) through and including 2.9(xiii), other  than
                    Section 2.9(x), (xi) and (xii), and (B) this Section 2.10.

          Section 2.11 Additional Collateral Parcels. (a) At any time and from time to time prior to the Anticipated Repayment Date, Borrower may, subject to the conditions set forth in this Section 2.11, acquire one or more unimproved parcels which are adjacent to existing Individual Properties (an "Additional Collateral Parcel"). From and after the acquisition of an Additional Collateral Parcel by Borrower in accordance herewith, such Additional Collateral Parcel shall thereafter be deemed part of the Individual Property to which it is adjacent. In the event of the acquisition by Borrower of an Additional
Collateral Parcel, the Note shall remain in full force and effect, and the Mortgage encumbering the applicable Individual Property shall be amended and restated such that the lien thereof is spread to encumber the Additional Collateral Parcel, as well as the Individual Property, as security for the Note.

          (b) In order to qualify as an Additional Collateral Parcel, the real property must, at the time it is acquired by Borrower:

               (i) be a real property as to which Borrower will hold indefeasible fee title free and clear of any Lien except for Permitted
Encumbrances and easements, restrictive covenants and other title exceptions which do not have a material adverse effect on the value of such real property for use as a shopping center;

               (ii) not be subject to any remediation plan with respect to Hazardous Materials and be otherwise free and clear of Hazardous Materials in violation of Environmental Laws as shall be demonstrated in an environmental report issued by a recognized environmental consultant acceptable to Lender at Borrower's expense, all as certified by such consultant;

               (iii) be permitted to be used as part of a shopping center under all applicable Legal Requirements, as shall be demonstrated by any one or more of the following necessary to demonstrate such compliance (to the extent applicable within the jurisdiction within which the applicable Additional
Collateral Parcel is located): a letter from the municipality in which the parcel is located and/or an ALTA 3.1 zoning endorsement to the title insurance policy delivered pursuant to Section 2.11(c)(vi)(C) hereof;

               (iv) be a separate tax lot after the completion of the standard approval process for tax lot-splits by the applicable municipal authority exercising jurisdiction over the Additional Collateral Parcel, as shall be demonstrated (to the extent applicable within the jurisdiction within which the applicable Additional Collateral Parcel is located) by an endorsement to the title insurance policy delivered pursuant to Section 2.11(c)(vi)(C) hereof, a letter from the title company issuing such title insurance policy or a letter from the appropriate taxing authority; and

               (v) be subject to insurance coverage as required pursuant to this Agreement and the other Loan Documents, as shall be demonstrated by valid certificates of insurance indicating that the requirements for the policies of insurance required for an Individual Property under the Loan Documents have been satisfied with respect to the Additional Collateral Parcel and evidence of the payment of all Insurance Premiums payable for the then current policy period.

          (c) In addition to the conditions set forth in Section 2.11(b) above, the acquisition of any Additional Collateral Parcel by Borrower pursuant to this
Section 2.11 shall be subject to the following requirements, all of which, if applicable, shall be satisfied at Borrower's expense:

               (i) receipt by Lender of written notice thereof from Borrower at least fifteen (15) days before the date of the proposed acquisition (the "Additional Collateral Acquisition Date") together with (A) written evidence that the real property proposed to be an Additional Collateral Parcel complies with Section 2.11(b) hereof as required pursuant thereto and (B) such other information, including financial information, as Lender or, if a Securitization has occurred, the Rating Agencies, may request;

               (ii) no Event of Default shall have occurred and be continuing;

               (iii) the representations and warranties set forth in this Agreement and the Loan Documents with respect to the Individual Property, shall be true and correct as to the proposed Additional Collateral Parcel on the Additional Collateral Acquisition Date;

               (iv) delivery to Lender of an Officer's Certificate certifying that all requirements to the acquisition of the Additional Collateral Parcel pursuant to this Section 2.11 have been satisfied;

               (v) delivery to Lender of originals of the following in form and substance appropriate for the jurisdiction in which the Additional Collateral Parcel is located:

               (A)   an  amended and restated Mortgage as required  pursuant  to
     Section 2.11(a) hereof, duly executed and acknowledged by Borrower;

               (B) an endorsement to the title insurance policy insuring that the Mortgage creates a valid first lien on Borrower's fee title in the Additional Collateral Parcel subject to the Permitted Encumbrances; and

               (C) a current as-built land title survey and a certificate from a professional licensed land surveyor with respect to the Additional
     Collateral Parcel, certified to the title company issuing the title insurance policy and Lender as being prepared in accordance with the 1992 Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys and in scope and substance similar to the surveys delivered to Lender on the Closing Date with respect to the Properties; and

               (vi) if a Securitization shall have occurred, delivery of evidence in writing from the Rating Agencies to the effect that such acquisition of the Additional Collateral Parcel will not result in a withdrawal, qualification or downgrade of the respective ratings in effect immediately prior to such acquisition for the Securities issued in connection with the Securitization that are then outstanding or, if a Securitization shall not have occurred, Lender shall have consented in writing to such acquisition.

               (vii) payment by Borrower of all reasonable costs and expenses actually incurred in connection with such acquisition by Borrower of an Additional Collateral Parcel (including, without limitation, reimbursement of Lender's reasonable costs, title premiums, mortgage recording taxes, if any, transfer taxes, if any, recording fees, Rating Agency's fees and expenses and reasonable attorneys' fees and disbursements actually incurred).

          Section 2.12  Prepayment; Substitution of Collateral.

          (a) Prepayment. Borrower shall repay any outstanding principal indebtedness of the Loan in full on the Maturity Date, together with interest thereon to (but excluding) the date of repayment. Borrower shall have no right to prepay all or any portion of the Loan prior to the Anticipated Repayment Date other than as set forth in this Section 2.12 and in connection with a prepayment pursuant to Section 5.3(c) hereof. On any scheduled Payment Date occurring on July 10, 2008, August 10, 2008 or September 10, 2008 or any Payment Date thereafter, Borrower may, at its option and upon thirty (30) days' prior written notice from Borrower to Lender, prepay in whole or in part the Debt without payment of any premium. Any such payment shall be applied to the last payments of principal due under the Loan. Each voluntary prepayment (including a prepayment pursuant to Section 5.3(c) hereof) shall be made on a scheduled payment date and include all accrued and unpaid interest up to but not including such scheduled payment date or, if not paid on a scheduled payment date, include interest that would have accrued on such prepayment through the next regularly scheduled payment date. If prior to the Anticipated Repayment Date and following the occurrence of any Event of Default, Borrower shall tender payment (including a prepayment pursuant to Section 5.3(c) hereof) of an amount sufficient to satisfy all or any portion of the Debt, such tender by Borrower shall be deemed to be voluntary and may be accepted or rejected by Lender in its sole discretion. If Lender accepts such tender prior to the Release Date, Borrower shall pay, in addition to the Debt, the Default Yield Maintenance Premium. If Lender accepts such tender after the Release Date, the Borrower shall pay, in addition to the debt, an amount equal to the Yield Maintenance Premium, if any, that would be required under Section 2.12 hereof if a Defeasance Event has occurred.

          (b) Voluntary Defeasance of the Loan. Provided no Event of Default exists, at any time after the Release Date and prior to the Anticipated Repayment Date Borrower may voluntarily defease all or any portion of the Loan by providing Lender with U.S. Obligations that produce payments which replicate the Scheduled Defeasance Payments (hereinafter, a "Defeasance Event"); provided, however, a Defeasance Event may occur for a portion of the Loan in connection with either the release of an Option Parcel pursuant to Section 2.8 hereof or a release of an Out-Parcel pursuant to Section 2.9 hereof, on any date after the date hereof. Each Defeasance Event by the Borrower shall be subject to the satisfaction of the following conditions precedent:

               (i) Borrower shall provide not less than thirty (30) days prior written notice to Lender specifying a regularly scheduled payment date (the "Defeasance Date") on which the Defeasance Event is to occur. Such notice shall indicate the anticipated principal amount of the Note to be defeased;

               (ii) Borrower shall pay to Lender all accrued and unpaid interest on the principal balance of the Note to but not including the Defeasance Date. If for any reason the Defeasance Date is not a regularly scheduled payment date, the Borrower shall also pay interest that would have accrued on the Note through the next regularly scheduled payment date;

               (iii)      Borrower  shall  pay  to Lender all  other  sums,  not
                    including scheduled interest or principal payments, due under the Note, this Agreement, the Mortgages, and the other Loan Documents;

               (iv) Borrower shall pay to Lender the required Defeasance Deposit for the Defeasance Event;

               (v) Other than with respect to a Defeasance Event that occurs prior to the Release Date in connection with the release of an Option Parcel pursuant to Section 2.8 hereof or the release of an Out-Parcel pursuant to Section 2.9 hereof, in the event only a portion of the Loan is the subject of the Defeasance Event, Borrower shall prepare all necessary documents to amend and restate the Note and issue two substitute notes, one note having a principal balance equal to the defeased portion of the original Note (the "Defeased Note") and the other note having a principal balance equal to the undefeased portion of the Note (the "Undefeased Note"). The Defeased Note and Undefeased Note shall have identical terms as the Note except for the principal balance. A Defeased Note cannot be the subject of any further Defeasance Event;

               (vi) Borrower shall execute and deliver a security agreement,  in form and substance reasonably satisfactory to Lender, creating a first priority lien on the Defeasance Deposit and the U.S. Obligations purchased with the Defeasance Deposit in accordance with this provision of this Section 2.12 (the "Security Agreement");

               (vii)      Borrower  shall  deliver an  opinion  of  counsel  for
                    Borrower in form satisfactory to Lender in its reasonable discretion stating, among other things, that Borrower has legally and validly transferred and assigned the U.S. Obligations and all obligations, rights and duties under and to the Note or Defeased Note (as applicable) to the Successor Borrower, that Lender has a perfected first priority security interest in the Defeasance Deposit and the U.S. Obligations delivered by Borrower, and that any REMIC Trust formed pursuant to a Securitization will not fail to maintain its status as a "real estate mortgage investment conduit" within the meaning of Section 860D of the Code as a result of such Defeasance Event;

               (viii)     Borrower  shall deliver evidence in writing  from  the
                    applicable Rating Agencies to the effect that such release will not result in a downgrading, withdrawal or qualification of the respective ratings in effect immediately prior to such Defeasance Event for the Securities issued in connection with the Securitization which are then outstanding. If required by the Rating Agencies, the Borrower shall also deliver or cause to be delivered a non-consolidation opinion with respect to the Successor Borrower in form and substance reasonably satisfactory to Lender and the applicable Rating Agencies;

               (ix) Borrower  shall deliver an officer's certificate  certifying that the requirements set forth in this Section 2.12(b) have been satisfied in all material respects;

               (x) Borrower shall deliver a certificate of an independent certified public accountant reasonably acceptable to Lender certifying that the U.S. Obligations purchased with the Defeasance Deposit generate monthly amounts equal to or greater than the required scheduled Defeasance Payments;

               (xi) Borrower shall deliver such other certificates, documents or instruments as Lender may reasonably request; and

               (xii)     Borrower shall pay all reasonable costs and expenses of
                    Lender actually incurred in connection with the Defeasance Event, including any costs and expenses associated with a release of a Lien of a Mortgage as provided in Section 2.13 hereof as well as reasonable attorneys' fees and expenses and Rating Agency's fees and expenses.

          (c) In connection with each Defeasance Event, Borrower hereby appoints Lender as its agent and attorney-in-fact for the purpose of using the Defeasance Deposit to purchase U.S. Obligations which provide payments on or prior to, but as close as possible to, all successive scheduled payment dates after the Defeasance Date upon which interest and principal payments are required under the Note, in the case of a Defeasance Event for the entire outstanding principal balance of the Loan, or the Defeased Note, in the case of a Defeasance Event for only a portion of the outstanding principal balance of the Loan, as applicable, and in amounts equal to the scheduled payments due on such dates under the Note or the Defeased Note, as applicable, (including without limitation scheduled payments of principal, interest, servicing fees (if any), any rating surveillance charge and any other amounts due under the Loan Documents on such dates) and assuming such Note or Defeased Note is prepaid in full on the Anticipated Repayment Date (the "Scheduled Defeasance Payments"). Borrower or Successor Borrower, pursuant to the Security Agreement or other appropriate document, shall authorize and direct that the payments received from the U.S. Obligations may be made directly to the Cash Management Account (unless otherwise directed by Lender) and applied to satisfy the obligations of Borrower or Successor Borrower under the Note or the Defeased Note, as applicable. Any portion of the Defeasance Deposit in excess of the amount necessary to purchase the U.S. Obligations required by this Section 2.12 and satisfy Borrower's obligations under this Section 2.12 and Section 2.13 shall be remitted to Borrower.

          Section  2.13   Release  of Property.  Except as  set  forth  in  this
Section 2.13, no repayment, prepayment or defeasance of all or any portion of the Note shall cause, give rise to a right to require, or otherwise result in, the release of a Lien of a Mortgage on an Individual Property.

          (a) Release of All the Properties. (i) If the Borrower has elected to defease the entire Note and the requirements of Section 2.12 have been satisfied in all material respects, all of the Properties shall be released from the Lien of the Mortgages and the U.S. Obligations, pledged pursuant to the Security Agreement, shall be the sole source of collateral securing the Note.

               (ii) In  connection with the release of the Liens,  the  Borrower shall submit to Lender, not less than ten (10) days prior to the Defeasance Date, a release of Lien (and related Loan Documents) for each Individual Property (other than those expressly stated to survive including those set forth in the Hazardous Materials Indemnity Agreement) for execution by Lender. Such release shall be in a form appropriate in each jurisdiction in which an Individual Property is located and satisfactory to Lender in its sole discretion. In addition, Borrower shall provide all other documentation Lender reasonably requires to be delivered by Borrower in connection with such release, together with an officer's certificate certifying that such documentation (A) is in compliance with all Legal Requirements, and (B) will effect such releases in accordance with the terms of this Agreement.

          (b) Release of Individual Properties. Borrower on one or more occasions may obtain the individual release of an Individual Property from the Lien of the Mortgage thereon (and related Loan Documents) and the release of Borrower's obligations under the Loan Documents with respect to such Individual Property (other than those expressly stated to survive including those set forth in the Hazardous Materials Indemnity Agreement), upon satisfaction of each of the following conditions:

               (i) The principal balance of the Defeased Note shall equal or exceed the Adjusted Release Amount for the applicable Individual Property; provided, however, if the outstanding principal balance of the Undefeased Note (prior to giving effect to the related Defeasance Event) is less than the Adjusted Release Amount for the Individual Property to be released, the Defeased Note shall be in an amount equal to the outstanding principal balance of such Undefeased Note.

               (ii) The  requirements  of  Section  2.12(b)  (including  Section
                    2.12(b)(viii)) have been satisfied.

               (iii)       The  Individual  Property  is  transferred  from  the
                    Borrower to another Person and such Person is not the general partner or managing member of Borrower.

               (iv) Borrower shall submit to Lender, not less than ten (10) days prior to the date of such release, a release of Lien (and related Loan Documents) for such Individual Property for execution by Lender. Such release shall be in a form appropriate in each jurisdiction in which the Individual Property is located. In addition, Borrower shall provide all other documentation Lender reasonably requires to be delivered by Borrower in connection with such release, together with an officer's certificate certifying that such documentation (i) is in compliance with all Legal Requirements, (ii) will effect such release in accordance with the terms of this Agreement, and (iii) will not materially impair or otherwise materially adversely affect the Liens, security interests and other rights of Lender under the Loan Documents not being released (or as to the parties to the Loan Documents and Properties subject to the Loan Documents not being released).

               (v) After giving effect to such release, the Debt Service Coverage Ratio for all of the Properties then remaining subject to the Lien of the Mortgages shall be equal to the greater of (i) the Debt Service Coverage Ratio for the twelve (12) full calendar months immediately preceding the Closing Date, and (ii) the Debt Service Coverage Ratio for all of the then remaining Properties (including the Individual Property to be released) for the twelve (12) full calendar months immediately preceding the release of the Individual Property.

          (c) Successor Borrower. In connection with any release of a Lien under this Section 2.13, other than in connection with a release prior to the Release Date of an Option Parcel pursuant to Section 2.8 hereof or an Out-Parcel pursuant to Section 2.9 hereof, Borrower may, or at the request of Lender shall, establish or designate a successor entity (the "Successor Borrower") which shall be a single purpose bankruptcy remote entity approved by Lender, and Borrower shall transfer and assign all obligations, rights and duties under and to the Note or the Defeased Note, as applicable, together with the pledged U.S. Obligations to such Successor Borrower; provided, however, the Borrower shall not be required to establish such Successor Borrower in connection with the release of an Option Parcel pursuant to Section 2.8 hereof or an Out-Parcel pursuant to Section 2.9 hereof if the amount of the Loan defeased pursuant to the exercise of the releases permitted under such sections is less than $10,000,000.00 in the aggregate. Such Successor Borrower shall assume the obligations under the Note or the Defeased Note, as applicable, and the Security Agreement and Borrower shall be relieved of its obligations under such documents. The Borrower shall pay $1,000 to any such Successor Borrower as consideration for assuming the obligations under the Note or the Defeased Note, as applicable, and the Security Agreement. Notwithstanding anything in this Agreement to the contrary, no other assumption fee shall be payable upon a transfer of the Note or the Defeased Note, as applicable, in accordance with this Section 2.13, but Borrower shall pay all reasonable costs and expenses actually incurred by Lender, including Lender's attorneys' fees and expenses, incurred in connection therewith.


                                    ARTICLE 3

                     SECURITY; RESERVES AND CASH MANAGEMENT

          Section 3.1 Security; Establishment of Funds. The Loan shall be evidenced by the Note of Borrower, in the original principal amount of the Loan. The Loan shall be secured by the Mortgages creating a first lien on the Properties, the Assignment of Leases and Rents and the other Loan Documents. As further security for the Loan, Borrower agrees to establish the following reserves with Lender, to be held by Lender as security for the Loan:

          (a) Required Repair Fund. On the date hereof, Borrower shall deposit with Lender the amount of Two Million Four Hundred Thousand and No/100 Dollars ($2,400,000.00) (the "Required Repair Fund") to perform the required repairs as forth on Schedule III annexed hereto (which repairs shall be completed by no later than twelve (12) months from the date hereof);

          (b) Replacement Escrow Fund. On each Payment Date from the date hereof, Borrower shall deposit into a reserve account with Lender (the "Replacement Escrow Fund") an amount equal to one-twelfth (1/12) of Two Million Seventy-Six Thousand and No/100 Dollars ($2,076,000.00).

          (c) Rollover Escrow Fund. Borrower shall from time to time deposit funds with Lender as required pursuant to Sections 2.9(xx) and 2.10(vi), which funds shall be held by Lender for tenant improvement and leasing commission obligations incurred with respect to the Properties following the date hereof (the "Rollover Escrow Fund").

          (d) Debt Service Escrow Fund. Borrower shall deposit with Lender an amount equal to one payment of the Monthly Debt Service Payment (assuming a twenty-five (25) year amortization) which shall be held by Lender as a debt service reserve; provided, however, if an Event of Default does not exist and a Defeasance Event occurs in connection with the release of the lien of an applicable Mortgage with respect to the space occupied by an Anchor Tenant or an Individual Property, the Debt Service Escrow Fund shall be reduced by an amount equal to the Debt Service Escrow Fund as of the Closing Date multiplied by the ratio of (i) the principal balance of the portion of the Loan being defeased and
(ii) the original principal balance of the Loan. If at any time the Debt Service Escrow Fund is used by Lender to cover shortfalls in the Monthly Debt Service Payments, Borrower shall promptly deposit in such escrow fund an amount so that the escrow fund shall at all times have an amount equal to one Monthly Debt Service Payment (the "Debt Service Escrow Fund").

          (e) Ground Lease Escrow Fund. Borrower shall establish and maintain an escrow fund with Lender for payments due under the Ground Lease into which Borrower shall deposit (i) on the date hereof, an amount equal to Twenty-Eight Thousand Eight Hundred Eighty-Eight and No/100 Dollars ($28,888.00) and (ii) on each Payment Date, an amount equal to one-twelfth (1/12) of the aggregate amount of all rent and any and all other charges that were due and payable by Borrower under the Ground Lease for the full calendar year preceding such Payment Date (the "Ground Lease Escrow Fund"); provided, however, in the event that the Ground Lease Escrow Fund is not sufficient to pay all sums payable pursuant to the Ground Lease at least ten (10) Business Days prior to the dates due, Borrower shall upon notice from Lender immediately deposit into the Ground Lease Escrow Fund such additional funds necessary to make such payments. The Ground
Lease Escrow Fund is for the purpose of paying all sums due under the Ground Lease and is hereby pledged to Lender as additional security for the Debt.

          (f) Renovation Escrow Fund. On the date hereof, Borrower shall deposit with Lender the amount of One Million Seven Hundred Fifty Thousand and No/100 Dollars ($1,750,000.00) (the "Renovation Escrow Fund") which shall be held by Lender for renovations, upgrades and tenant improvements to the Properties (including those disclosed in the estoppel certificates received from tenants in connection with the closing of the Loan) in accordance with Schedule XIV attached hereto, other than those repairs (i) identified on Schedule III attached hereto, (ii) performed in connection with the Expansion Escrow Fund and
(iii) deemed by Lender, in its reasonable discretion, to be an expense reimbursable from the Replacement Escrow Fund or Rollover Escrow Fund.

          (g) Expansion Escrow Fund. On the date hereof, Borrower shall deposit with Lender (i) the amount of Five Million Three Hundred Seventy-Five Thousand and No/100 Dollars ($5,375,000.00), which shall be held by Lender for expansion of the improvements located on the Individual Property known as Patrick Henry Mall (the "Patrick Henry Expansion Escrow Fund") in accordance with Schedule XIV attached hereto and (ii) the amount of Three Million Three Hundred Twenty-Five Thousand and No/100 Dollars ($3,325,000.00), which shall be held by Lender for expansion of the improvements located on the Individual
Property known as Nittany Mall (the "Nittany Expansion Escrow Fund") in accordance with Schedule XIV attached hereto.

          (h) Environmental Escrow Fund. On the date hereof, Borrower shall deposit with Lender (i) the amount of One Hundred Twenty-Five Thousand and No/100 Dollars ($125,000.00), to perform the environmental repairs for the Individual Property known as Wyoming Valley Mall, as set forth on Schedule XV attached hereto, (ii) the amount of One Hundred Thirty-Seven Thousand Five Hundred and No/100 Dollars ($137,500.00), to perform the environmental repairs for the Individual Property known as Viewmont Mall, as set forth on Schedule XV attached hereto, (iii) the amount of Eighty-One Thousand Two Hundred Fifty and No/100 Dollars ($81,250.00), to perform the environmental repairs for the Individual Property known as Francis Scott Key Mall, as set forth on Schedule XV attached hereto, and (iv) the amount of Thirty-Two Thousand Five Hundred and No/100 Dollars ($32,500.00), to perform the environmental repairs for the Individual Property known as Phillipsburg Mall, as set forth on Schedule XV attached hereto. All such environmental repairs shall be completed by no later than the dates set forth on Schedule XV attached hereto. All deposits required pursuant to this Section 3.1(h) shall hereinafter collectively be referred to as the "Environmental Escrow Fund".

          Notwithstanding anything to the contrary contained herein, on or after the Anticipated Repayment Date, Lender may reassess on an annual basis and in a reasonable manner its estimate of the amount necessary for the Funds (other than the Ground Lease Escrow Fund which may be reassessed prior to the Anticipated Repayment Date) from time to time and may accordingly adjust the monthly amounts required to be deposited into the Funds upon providing Borrower with documentation supporting such reasonable adjustment thirty (30) days prior to such adjustment. If Borrower reasonably determines, upon its review of such documentation, that any such adjustment is not supported by such documentation, Lender shall provide Borrower with additional documentation. Borrower shall reimburse Lender for all third party reasonable costs and expenses that Lender actually incurs in connection with the reassessment of the amount necessary for the Funds, including, without limitation, reasonable attorneys' fees and expenses.

          Section 3.2 Pledge and Grant of Security Interest. Borrower hereby pledges to Lender, and grants a security interest in, any and all monies now or hereafter deposited in the Funds as additional security for the payment of the Loan. Borrower shall not, without obtaining the prior written consent of Lender, further pledge, assign or grant any security interest in the Funds or permit any lien or encumbrance to attached thereto, or any levy to be made thereon, or any UCC-1 Financing Statements (except those naming Lender as the secured party) to be filed with respect thereto. The Funds shall be held in Lender's name and invested in Permitted Investments in accordance with the terms and conditions of the Cash Management Agreement. All investment earnings on the Funds shall be added to and become part of the Funds and shall be for the benefit of Borrower, subject to Lender's rights pursuant to this Agreement. Lender shall not be responsible for any losses resulting from the investment of the Funds or for obtaining any specific level or percentage of earnings on such investment. Upon the occurrence of an Event of Default, Lender may apply any sums then present in the Funds to the payment of the Loan in any order in its sole discretion. Until expended or applied as above provided, the Funds shall constitute additional security for the Loan.

          Section 3.3 Disbursement of Funds. Lender shall make disbursements from the Funds as requested by Borrower in accordance with the provisions of this Section 3.3, within [ten (10)] days of such request, and approved by Lender provided (a) no Event of Default has occurred and is continuing, (b) no material adverse change has occurred in the financial condition or business condition of the Borrower or the Properties, and (c) Borrower has satisfied the conditions of this Section 3.3. Lender may require an inspection of any Individual Property prior to any disbursement from the Funds, for the applicable Individual Property, pursuant to this Section 3.3; provided, however, that so long as no Event of Default exists, Borrower's obligation to bear the expense of such inspection shall be limited to two (2) times in any calendar year for each
Individual Property. All costs and expenses incurred by Lender in the disbursement of any of the Funds shall be paid by Borrower promptly upon demand. Within thirty (30) days after the end of each calendar month, Lender shall furnish to Borrower a detailed statement stating the balance of all amounts on deposit in the Funds and all interest earned thereon. Interest earned on Permitted Investments of the Funds shall be remitted to Borrower every six (6) months upon written request by Borrower to Lender.

          (a) Required Repair Fund, Replacement Escrow Fund and Renovation Escrow Fund. Disbursement from the Required Repair Fund, the Replacement Escrow Fund and the Renovation Escrow Fund may be requested on a monthly basis in increments of no less than $10,000.00 upon written request by Borrower and delivery to Lender of (i) a certificate from Borrower (A) stating that all repairs and replacements at the applicable Individual Property to be funded by the requested disbursement have been completed in good and workmanlike manner and in accordance with all applicable federal, state and local laws, rules and regulations, (B) identifying each Person that supplied materials or labor in connection with such work performed at such Individual Property to be funded by the requested disbursement, and (C) stating that each such Person has been paid in full or will be paid in full upon such disbursement, (ii) copies of paid invoices for any individual invoice in excess of $75,000.00 or any invoices in excess of $5,000.00 from the same vendor with respect to the same construction project which exceed $75,000.00 in the aggregate, and (iii) lien waivers and releases from all parties furnishing services in connection with the requested payment, if the amount of such service is in excess of $75,000.00 or the services from the same vendor in excess of $5,000.00 for the same construction project exceed $75,000.00 in the aggregate. At Lender's option, Lender may require an inspection report for the applicable Individual Property verifying the completion of the repairs or replacements for which the disbursement is sought if such disbursement is in excess of $350,000.00. In the case of amounts on deposit in the Renovation Escrow Fund, Borrower shall be entitled to reallocate any undisbursed amounts between those amounts designated within the Renovation Escrow Fund for specified renovations listed on Schedule XIV attached hereto and unspecified future renovations. In the event that the funds in the Required Repair Fund designated on Schedule III attached hereto for the "Resolution of floor subsidence at West Manchester Bon-Ton and ADA issues with respect to the Logan Valley Sears estoppel" are not disbursed within two (2) years after the Closing Date, such funds shall become part of the Replacement Escrow Fund.

          (b) Rollover Escrow Fund. Disbursement from the Rollover Escrow Fund may be requested on a monthly basis in increments of no less than $10,000.00 upon written request by Borrower and delivery to Lender of (i) a copy of the duly executed Lease for which such disbursement is being requested, (ii) a certificate of occupancy issued by the appropriate Governmental Authority for the space leased pursuant to such Lease, which certificate shall be in full force and effect as of the date of such disbursement, (iii) copies of payment vouchers or paid invoices for any invoice (other than those solely for materials) or cash allowance paid directly to the tenants in excess of $75,000.00, and (iv) lien waivers and releases from all parties furnishing services in connection with the requested payment, if the amount of such service is in excess of $75,000.00. At Lender's option, Lender may require an inspection report for the applicable Individual Property verifying the completion of the tenant improvements for which the disbursement is sought if such disbursement is in excess of (A) $350,000.00 for tenant improvements constructed by Borrower, and (B) $500,000.00 for cash allowances paid directly to the tenants.

          (c) Expansion Escrow Fund. Disbursement from the Expansion Escrow Fund may be requested on a monthly basis in increments of no less than $10,000.00 upon written request by Borrower and, delivery to Lender of (i) in connection with disbursement requests, other than for tenant improvements or allowances: (A) a certificate from Borrower (I) stating that all Capital Expenditures at the applicable Individual Property to be funded by the requested disbursement have been completed in good and workmanlike manner and in accordance with all applicable federal, state and local laws, rules and regulations, and if such requested disbursement is for the entire Expansion Escrow Fund, such certificate from Borrower should contain, in addition to the items required herein, a statement that all contemplated and required construction is complete and final, (II) identifying each Person that supplied materials or labor in connection with such work performed at such Individual Property to be funded by the requested disbursement, and (III) stating that each such Person has been paid in full or will be paid in full upon such disbursement, (B) copies of paid invoices for any invoice in excess of $75,000.00, (C) lien waivers and releases from all parties furnishing services in connection with the requested payment, if the amount of such service is in excess of $75,000.00, and (D) an inspection report, at Lender's option, for the applicable Individual Property verifying the completion of all contemplated and required construction if the requested disbursement is for the entire Expansion Escrow Fund; and (ii) in connection with tenant improvements and allowances:
(A) a copy of the duly executed Lease for which such disbursement is being requested, (B) a certificate of occupancy issued by the appropriate Governmental Authority for the space leased pursuant to such Lease, which certificate shall be in full force and effect as of the date of such disbursement, (C) copies of payment vouchers or paid invoices, including those for legal fees and promotional expenses, for any invoice (other than those for materials) or cash allowance for tenant improvements constructed by Borrower in excess of $75,000.00, (D) lien waivers and releases from all parties furnishing services in connection with the requested payment, if the amount of such service is in excess of $75,000.00, and (E) an inspection report, at Lender's option, for the applicable Individual Property verifying the completion of the repairs or replacements for which the disbursement is sought if such disbursement is in excess of $500,000.00. Requests for disbursement for reimbursement of the interest and overhead expenses associated with the cost of construction shall be calculated so as to represent the percentage of the completion of the total costs of construction as has been completed as of the date of such request for disbursement.

          (d) Environmental Escrow Fund. Disbursement from the Environmental Escrow Fund may be requested on a monthly basis in increments of no less than $10,000.00 upon written request by Borrower and, delivery to Lender of (i) a certificate from Borrower (A) stating that all environmental repairs at the applicable Individual Property to be funded by the requested disbursement have been completed in good and workmanlike manner and in accordance with all applicable federal, state and local laws, rules and regulations, (B) identifying each Person that supplied materials or labor in connection with such work performed at such Individual Property to be funded by the requested disbursement, and (C) stating that each such Person has been paid in full or will be paid in full upon such disbursement, (ii) copies of paid invoices for any individual invoice in excess of $75,000.00, and (iii) lien waivers and releases from all parties furnishing services in connection with the requested payment, if the amount of such service is in excess of $75,000.00. At Lender's option, Lender may require an inspection report for the applicable Individual Property to be prepared by an independent environmental consultant, acceptable to Lender, verifying the completion of the environmental repairs for which the disbursement is sought.

          Section 3.4  Cash Management System.

          (a) On or before the date hereof, the Borrower shall enter into a cash management agreement among Borrower, Lender, Manager and one or more certain financial institutions (together with any modifications or amendments thereof, are hereinafter collectively referred to as the "Cash Management Agreement"), which shall provide, among other things, that all Operating Revenues and other sums collected from, or arising with respect to, the Properties be deposited in accordance with the Cash Management Agreement and that such amounts shall be disbursed in accordance with this Section 3.4. The Borrower shall pay all costs and expenses required under the Cash Management Agreement. Until expended or applied, amounts held pursuant to the Cash Management Agreement shall constitute additional security for the Debt.

          (b) In accordance with the terms of the Cash Management Agreement, the Borrower shall establish and maintain one or more segregated Eligible Accounts (collectively the "Cash Management Account") to be held by Servicer in trust for the benefit of Lender. The Cash Management Account shall be entitled "General Electric Capital Corporation, as Lender, pursuant to Loan Agreement, dated as of August 28, 1998 - Cash Management Account." Borrower hereby grants to Lender a first priority security interest in the Cash Management Account and all deposits at any time contained therein and the proceeds thereof and will take all actions necessary to maintain in favor of Lender a perfected first priority security interest in the Cash Management Account, including, without limitation, executing and filing UCC-1 Financing Statements and continuations thereof. After the execution of the Cash Management Agreement, Borrower shall, or shall cause Manager to deliver written instructions to all tenants under Leases to deliver all Rents payable thereunder directly to the Cash Management Account. In addition, within forty-five (45) days of the date hereof, Borrower shall, and shall cause Manager to, deposit all amounts received by Borrower or Manager constituting Rents into the Cash Management Account promptly upon receipt. On every other Business Day during a Trigger Period, all funds on deposit in the Cash Management Account shall be transferred to an Eligible Account, established and maintained by Lender at a financial institution designated by Lender in its sole discretion. Upon a Trigger Event and during a Trigger Period, Lender and Servicer shall (i) have the sole right to make withdrawals from the Cash Management Account, (ii) upon receipt of satisfactory evidence from Borrower or Manager, promptly remit to Borrower any amounts paid as rental payments directly to the Cash Management Account by tenants pursuant to leases that do not relate to the use or occupancy of any of the Properties, and (iii) apply all funds on deposit in the Cash Management Account in accordance with Sections 3.4(c) or 3.4(d) hereof, as applicable. Upon a Trigger Event and during a Trigger Period, Borrower will not in any way alter or modify the Cash Management Account. Prior to a Trigger Event, the Borrower shall have the right to withdraw funds from the Cash Management Account in its discretion.

          (c) On each Payment Date during a Trigger Period (other than a Trigger Period caused by the occurrence of an Event of Default), all funds on deposit in the Cash Management Account shall be transferred to an account, established and maintained by Lender at a financial institution designated by Lender in its sole discretion, and applied by Lender to the payment of the following items in the order indicated:

               (i)  First,   payments  to  the  Ground  Lease  Escrow  Fund   in
                    accordance with the terms and conditions of Section 3.1(e);

               (ii) Second,  payments to the Tax and Insurance  Escrow  Fund  in accordance with the terms and conditions of Section 5.4 hereof;

               (iii)      Third,  payment  of the Monthly Debt  Service  Payment
                    Amount, applied first to the payment of interest computed at the Contract Interest Rate with the remainder applied to the reduction of the outstanding principal balance of the Loan;

               (iv) Fourth,  payments  to the Rollover Escrow Fund,  Replacement
                    Escrow Fund, and the Debt Service Escrow Fund, in accordance with the terms and conditions hereof;

               (v) Fifth, payment to the Lender of any other amounts then due and payable under the Loan Documents (other than Accrued Interest);

               (vi) Sixth,  on or after the Anticipated Repayment Date, payments for monthly Cash Expenses incurred in accordance with the related Approved Annual Budget pursuant to a written request for payment submitted by Borrower to Lender specifying the individual Cash Expenses in a form acceptable to Lender;

               (vii)      Seventh,  on or after the Anticipated Repayment  Date,
                    payments for Extraordinary Expenses approved by Lender, if any;

               (viii)     Eighth,  on  or after the Anticipated Repayment  Date,
                    payments to Lender in reduction of the outstanding principal balance of the Loan;

               (ix) Ninth,  on or after the Anticipated Repayment Date, payments to Lender for Accrued Interest; and

               (x)  Lastly, payment of any excess amounts to Borrower.

          (d) All funds on deposit in the Cash Management Account during a Trigger Period caused by an Event of Default may be applied by Lender to the Debt and the Property operating expenses in such order and priority as Lender shall determine.

          (e) The insufficiency of funds on deposit in the Cash Management Account shall not absolve Borrower of the obligation to make any payments, as and when due pursuant to this Agreement and the other Loan Documents, and such obligations shall be separate and independent, and not conditioned on any event or circumstance whatsoever.

          Section 3.5 Payments Received Under the Cash Management Agreement. Notwithstanding anything to the contrary contained in this Agreement or the other Loan Documents, and provided no Event of Default has occurred and is continuing, Borrower's obligations during a Trigger Period with respect to the monthly payment of principal and interest and amounts due for the Tax and Insurance Escrow Fund, Required Repair Fund, Replacement Escrow Fund, Rollover Escrow Fund, and any other payment reserves established pursuant to this Agreement or any other Loan Document shall be deemed satisfied (a) if a Trigger Event has occurred and Lender has sole dominion and control of the funds in the Cash Management Account and (b) sufficient amounts are deposited in the Cash Management Account to satisfy such obligations on the dates each such payment is required, regardless of whether any of such amounts are so applied by Lender. Lender hereby covenants to apply the Funds in accordance with the terms and provisions of the Loan Documents.


                                    ARTICLE 4

                              CONDITIONS PRECEDENT

          Section 4.1 Closing Conditions. The obligation of Lender to make the Loan hereunder is subject to the fulfillment by Borrower or waiver by Lender of the following conditions precedent no later than the Closing Date:

          (a) Representations and Warranties; Compliance with Conditions. The representations and warranties of Borrower contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the Closing Date with the same effect as if made on and as of such date, and no Potential Default or an Event of Default shall have occurred and be continuing; and Borrower shall be in compliance in all material respects with all terms and conditions set forth in this Agreement and in each other Loan Document on its part to be observed or performed.

          (b) Loan Agreement and Note. Lender shall have received an original of this Agreement, the Note and the Guaranty, in each case, duly executed and delivered on behalf of Borrower and Guarantor, as applicable.

          (c)  Delivery of Loan Documents; Title Insurance; Reports; Leases.

               (i) Mortgage, Assignment of Leases, Assignment of Agreements. Lender shall have received from Borrower fully executed and acknowledged counterparts of the Mortgages and the Assignments of Leases and Rents relating to each of the Properties and evidence that counterparts of the Mortgages and Assignments of Leases and Rents have been delivered to the title company for recording, in the reasonable judgment of Lender, so as to effectively create upon such recording valid and enforceable Liens upon such Properties, of the requisite priority, in favor of Lender (or such other trustee as may be required or desired under local law), subject only to the Permitted Encumbrances and such other Liens as are permitted pursuant to the Loan Documents. Lender shall have also received from Borrower fully executed counterparts of the other Loan Documents.

               (ii) Title Insurance. Lender shall have received title insurance policies issued by a title company acceptable to Lender and dated as of the Closing Date, with reinsurance and direct access agreements acceptable to Lender. Such title insurance policies shall (A) provide coverage in amounts satisfactory to Lender, (B) insure Lender that the relevant Mortgage creates a valid lien on the Individual Property encumbered thereby of the requisite priority, free and clear of all exceptions from coverage other than Permitted Encumbrances and standard exceptions and exclusions from coverage (as modified by the terms of any endorsements), (C) contain such endorsements and affirmative coverages as are available in the states in which the Properties are located and as Lender may reasonably request, and (D) name Lender as the insured. The title insurance policies shall be assignable. Lender also shall have received evidence that all premiums in respect of such title insurance policies have been paid.

               (iii) Survey. Lender shall have received a current title survey for each Individual Property, certified to the title company and Lender and their successors and assigns, in form and content satisfactory to Lender and prepared by a professional and properly licensed land surveyor satisfactory to Lender in accordance the 1992 Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys. The survey should meet the classification of an "Urban Survey" and the following additional items from the list of "Optional Survey Responsibilities and Specifications" (Table A) should be added to each survey:
2, 3, 4, 6, 7, 8, 9, 10, 11 and 13. Such survey shall reflect the same legal description contained in the title insurance policies relating to such Individual Property referred to in clause (ii) above and shall include, among other things, a metes and bounds description of the real property comprising part of such Individual Property compatible with the Survey. The surveyor's seal shall be affixed to each survey and the surveyor shall provide a certification for each survey in form and substance acceptable to Lender.

               (iv) Insurance. Lender shall have received valid certificates of insurance for the policies of insurance required hereunder, satisfactory to Lender in its sole discretion, and evidence of the payment of all premiums payable for the existing policy period.

               (v)   Environmental  Reports.   Lender  shall  have  received  an
environmental report in respect of each Individual Property, in each case satisfactory to Lender.

               (vi) Zoning. With respect to each Individual Property, Lender shall have received, at Lender's option, (i) letters or other evidence satisfactory to Lender with respect to each Individual Property from the appropriate municipal authorities (or other Persons) concerning applicable zoning and building laws, or (ii) an ALTA 3.1 zoning endorsement for the applicable title insurance policy (if available).

               (vii) Encumbrances. Borrower shall have taken or caused to be taken such actions in such a manner so that Lender has a valid and perfected Lien of the requisite priority as of the Closing Date with respect to the Mortgage in each Individual Property, subject only to applicable Permitted
Encumbrances and such other Liens as are permitted pursuant to the Loan Documents, and Lender shall have received satisfactory evidence thereof.

          (d) Related Documents. Each additional document not specifically referenced herein, but relating to the transactions contemplated herein, shall have been duly authorized, executed and delivered by all parties thereto and Lender shall have received and approved certified copies thereof.

          (e) Delivery of Organizational Documents. On or before the Closing Date, Borrower shall deliver or cause to be delivered to Lender (i) copies certified by Borrower of all organizational documentation related to Borrower and/or the formation, structure, existence, good standing and/or qualification to do business, as Lender may request in its sole discretion, including, without limitation, good standing certificates, qualifications to do business in the appropriate jurisdictions, resolutions authorizing the entering into of the Loan and incumbency certificates as may be requested by Lender.

          (f) Opinions of Borrower's Counsel. Lender shall have received opinions of Borrower's counsel (i) with respect to non-consolidation and (ii) with respect to due execution, authority, enforceability of the Loan Documents and such other matters as Lender may require, all such opinions in form, scope and substance satisfactory to Lender and Lender's counsel in their sole discretion.

          (g) Completion of Proceedings. All corporate and other proceedings taken or to be taken in connection with the transactions contemplated by this Agreement and other Loan Documents and all documents incidental thereto shall be satisfactory in form and substance to Lender, and Lender shall have received all such counterpart originals or certified copies of such documents as Lender may reasonably request.

          (h) Payments. All payments, deposits or escrows required to be made or established by Borrower under this Agreement, the Note and the other Loan Documents on or before the Closing Date shall have been paid.

          (i) Tenant Estoppels. Lender shall have received an executed tenant estoppel letter, which shall be in form and substance satisfactory to Lender, from all Anchor Tenants and seventy percent (70%) of all other lessees under Leases listed on the rent rolls attached as Schedule V hereto; provided, however, Borrower shall use reasonable efforts to obtain executed tenant estoppels in form and substance reasonably satisfactory to lender within thirty
(30) days after the Closing Date from all such lessees that did not deliver tenant estoppel letters prior to the Closing Date.

          (j)  Intentionally Omitted.

          (k)   Basic  Carrying  Costs.   Borrower shall  have  paid  all  Basic
Carrying Costs relating to each Individual Property that are in arrears.

          (l) Transaction Costs. Borrower shall have paid or reimbursed Lender for all title insurance premiums and recording and filing fees incurred in connection with the origination of the Loan.

          (m) Material Adverse Change. There shall have been no material adverse change in the financial condition or business condition of Borrower or the Properties since the date of the most recent financial statements delivered to Lender. The income and expenses of the Properties, the occupancy Leases thereof, and all other features of the transaction shall be as represented to Lender without material adverse change. Neither Borrower nor the SPC Party
shall   be   the  subject  of  any  bankruptcy,  reorganization,  or  insolvency proceeding.

          (n) Leases and Rent Roll. Lender shall have received copies of all Leases, certified copies of any Leases as requested by Lender and certified copies of all Ground Leases affecting the Properties. Lender shall have received a current certified rent roll of the Properties, reasonably satisfactory in form and substance to Lender.

          (o) Subordination and Attornment. Lender shall have received appropriate instruments acceptable to Lender subordinating the Leases designated by Lender to the applicable Mortgage or evidence that such Lease is subordinate by its terms. Lender shall have received an agreement to attorn to Lender satisfactory to Lender from any tenant under a Lease that does not provide for such attornment by its terms.

          (p) Tax Lot. Lender shall have received evidence that each Individual Property constitutes one or more separate tax lots without such tax lots containing any property other than the Individual Property, which evidence shall be reasonably satisfactory in form and substance to Lender.

          (q) Physical Conditions Reports. Lender shall have received Physical Conditions Reports with respect to each Individual Property, which reports shall be reasonably satisfactory in form and substance to Lender.

          (r) Management Agreement. Lender shall have received a certified copy of the Management Agreement with respect to each Individual Property which shall be satisfactory in form and substance to Lender.

          (s)   Appraisal.   Lender shall have received  an  appraisal  of  each
Individual Property, which shall be reasonably satisfactory in form and substance to Lender.

          (t) Financial Statements. Lender shall have received a balance sheet with respect to each Individual Property for the two most recent calendar years and statements of income and statements of cash flows with respect to each Individual Property for the three most recent calendar years.

          (u) Further Documents. Lender or its counsel shall have received such other and further approvals, opinions, documents and information as Lender or its counsel may have reasonably requested.


                                    ARTICLE 5

                      INSURANCE, CONDEMNATION, AND IMPOUNDS

          Section 5.1  Insurance; Casualty and Condemnation.

          (a) Borrower shall obtain and maintain, or cause to be maintained, insurance for Borrower and each of the Individual Properties (unless otherwise expressly stated herein) providing at least the following coverages:

               (i) comprehensive all risk insurance on the Improvements and the Personalty, in each case (A) in an amount equal to one hundred percent (100%) of the "Full Replacement Cost," which for purposes of this Agreement shall mean actual replacement value (exclusive of costs of excavations, foundations, underground utilities and footings) with a waiver of depreciation, but the amount shall in no event be less than the outstanding principal balance of the Loan; (B) containing an agreed amount endorsement with respect to the Improvements and Personalty waiving all co-insurance provisions; (C) providing for no deductible in excess of Seventy-Five Thousand and No/100 Dollars ($75,000.00) for all such insurance coverage; and (D) containing an "Ordinance or Law Coverage" or "Enforcement" endorsement if any of the Improvements or the use of the Individual Property shall at any time constitute legal non-conforming structures or uses. In addition, Borrower shall obtain: (y) if any portion of the Improvements is currently or at any time in the future located in a federally designated "special flood hazard area", flood hazard insurance in an amount equal to the lesser of (1) the outstanding principal balance of the Note or (2) the maximum amount of such insurance available under the National Flood Insurance Act of 1968, the Flood Disaster Protection Act of 1973 or the National Flood Insurance Reform Act of 1994, as each may be amended or such greater amount as Lender shall require; and (z) earthquake insurance in amounts and in form and substance satisfactory to Lender in the event the Individual Property is located in an area with a high degree of seismic activity, provided that the insurance pursuant to clauses (y) and (z) hereof shall be on terms consistent with the comprehensive all risk insurance policy required under this subsection
(i);

               (ii) commercial general liability insurance against claims for personal injury, bodily injury, death or property damage occurring upon, in or about the Individual Property, such insurance (A) to contain minimum per limits per occurrence of One Million and No/100 Dollars ($1,000,000.00) and Two Million and No/100 Dollars ($2,000,000.00) in the aggregate for any policy year; (B) to continue at not less than the aforesaid limits until required to be changed by Lender in writing by reason of changed economic conditions making such protection inadequate; and (C) to cover at least the following hazards: (1) premises and operations; (2) products and completed operations on an "if any" basis; (3) independent contractors; (4) blanket contractual liability for all legal contracts; and (5) contractual liability covering the indemnities contained in the Mortgages to the extent the same is available;

               (iii) business income insurance (A) with loss payable to Lender; (B) covering all risks required to be covered by the insurance provided for in subsection (i) above; (C) containing an extended period of indemnity endorsement which provides that after the physical loss to the Improvements and Personalty has been repaired, the continued loss of income will be insured until such income either returns to the same level it was at prior to the loss, or the expiration of twelve (12) months from the date that the Property is repaired or replaced and operations are resumed, whichever first occurs; and (D) in an amount equal to one hundred percent (100%) of the projected gross income (less any non-continuing expenses) from the Individual Property for the period required to restore or repair such Individual Property. The amount of such business income insurance shall be determined prior to the date hereof and at least once each year thereafter based on Borrower's reasonable estimate of the gross income from the Property for the succeeding twenty-four (24) month period. All proceeds payable to Lender pursuant to this subsection shall be held by Lender and shall be applied to the obligations secured by the Loan Documents from time to time due and payable hereunder and under the Note; provided, however, that nothing herein contained shall be deemed to relieve Borrower of its obligations to pay the obligations secured by the Loan Documents on the respective dates of payment provided for in the Note and the other Loan
Documents except to the extent such amounts are actually paid out of the proceeds of such business income insurance;

               (iv) at all times during which structural construction, repairs or alterations are being made with respect to the Improvements, and only if the Individual Property coverage form does not otherwise apply, (A) owner's contingent or protective liability insurance covering claims not covered by or under the terms or provisions of the above mentioned commercial general liability insurance policy; and (B) the insurance provided for in subsection (i) above written in a so-called builder's risk completed value form (1) on a non-reporting basis, (2) against all risks insured against pursuant to subsection
(i) above, (3) including permission to occupy the Individual Property, and (4) with an agreed amount endorsement waiving co-insurance provisions;

               (v) workers' compensation, subject to the statutory limits of the state in which the Individual Property is located, and employer's liability insurance with a limit of at least One Million and No/100 Dollars ($1,000,000.00) per accident and per disease per employee, and One Million and No/100 Dollars ($1,000,000.00) for disease aggregate in respect of any work or operations on or about the Individual Property, or in connection with the Individual Property or its operation (if applicable);

               (vi) comprehensive boiler and machinery insurance, if applicable, in amounts as shall be reasonably required by Lender on terms consistent with the commercial property insurance policy required under subsection (i) above;

               (vii) motor vehicle liability coverage for all owned and non-owned vehicles, including rented and leased vehicles, containing minimum limits per occurrence of One Million and No/100 Dollars ($1,000,000.00);

               (viii) umbrella liability insurance (including additional coverage for (v) and (vii) above) in an amount not less than Ninety-Five Million and No/100 Dollars ($95,000,000.00) per occurrence on terms consistent with the commercial general liability insurance policy required under subsection (ii) above;

               (ix) Intentionally Omitted;

               (x) insurance for the acts of officers, trustees and directors of the Borrower in an amount not less than Ten Million and No/100 Dollars ($10,000,000.00) with a deductible not greater than Five Hundred Thousand and no/100 Dollars ($500,000.00);

               (xi) insurance against employee dishonesty, in an aggregate amount of Five Million and No/100 Dollars ($5,000,000.00) with a deductible not greater than Two Hundred and Fifty Thousand and No/100 Dollars ($250,000.00); and

               (xii) upon sixty (60) days' written notice, such other reasonable insurance and in such reasonable amounts as Lender from time to time may reasonably request against such other insurable hazards which at the time are commonly insured against for property similar to the Individual Property located in or around the region in which the Individual Property is located.

          (b) All insurance provided for in Section 5.1(a) shall be obtained under valid and enforceable policies (collectively, the "Policies" or in the singular, the "Policy"), and shall be subject to the approval of Lender as to insurance companies, amounts, deductibles, loss payees and insureds. The Policies shall be issued by financially sound and responsible insurance companies authorized to do business in the state in which the Property is located and having (i) a claims paying ability rating of "AA" or better by Standard and Poor's and (ii) an insurance financial strength rating of "Aa2" by Moody's Investors Service, Inc.; provided, however, if as of the Closing Date any insurance does not satisfy such rating required by Moody's Investors Service, Inc., any subsequent insurance after the expiration of the current insurance shall satisfy such requirements. The Policies described in Section
5.1 shall designate Lender as a loss payee. Not less than ten (10) days prior to the expiration dates of the Policies theretofore furnished to Lender, certificates of insurance evidencing the Policies accompanied by evidence satisfactory to Lender of payment of the premiums due thereunder (the "Insurance Premiums"), shall be delivered by Borrower to Lender.

          (c) Any blanket insurance Policy shall specifically allocate to the Individual Property the amount of coverage from time to time required hereunder and shall otherwise provide the same protection as would a separate Policy insuring only the Individual Property in compliance with the provisions of
Section 5.1(a), including an acknowledgment that the payment of such allocation shall continue such Policy as to the Individual Property notwithstanding any other payment of premiums.

          (d) All Policies of insurance provided for or contemplated by Section 5.1(a), except for the Policy referenced in Section 5.1(a)(v), shall name Borrower as the insured and Lender as the additional insured, as its interests may appear, and in the case of property damage, boiler and machinery, flood and earthquake insurance, shall contain a so-called New York standard non-
contributing mortgagee clause in favor of Lender providing that the loss thereunder shall be payable to Lender.

          (e) All Policies of insurance provided for in Section 5.1(a) shall contain clauses or endorsements to the effect that:

               (i) no act or negligence of Borrower, or anyone acting for Borrower, or of any tenant or other occupant, or failure to comply with the provisions of any Policy, which might otherwise result in a forfeiture of the insurance or any part thereof, shall in any way affect the validity or enforceability of the insurance insofar as Lender is concerned;

               (ii) the Policy shall not be materially changed (other than to increase the coverage provided thereby) or canceled without at least thirty (30) days' written notice to Lender and any other party named therein as an additional insured;

               (iii) each Policy shall provide that the issuers thereof shall give written notice to Lender if the Policy has not been renewed fifteen
(15) days prior to its expiration; and

               (iv) Lender shall not be liable for any Insurance Premiums thereon or subject to any assessments thereunder.

          (f) If at any time Lender is not in receipt of written evidence that all insurance required hereunder is in full force and effect, Lender shall have the right, upon notice to Borrower, to take such action as Lender deems necessary to protect its interest in the Individual Property, including, without limitation, the obtaining of such insurance coverage as Lender in its sole discretion deems appropriate and all premiums incurred by Lender in connection with such action or in obtaining such insurance and keeping it in effect shall be paid by Borrower to Lender upon demand and until paid shall be secured by the Mortgages and shall bear interest at the Default Rate.

          (g) If the Individual Property shall be damaged or destroyed, in whole or in part, by fire or other casualty (a "Casualty"), Borrower shall give prompt notice of such damage to Lender and shall promptly commence and diligently prosecute the completion of the repair and restoration of the Individual Property as nearly as possible to the condition the Individual Property was in immediately prior to such fire or other casualty, with such alterations as may be reasonably approved by Lender (a "Restoration") and otherwise in accordance with Section 5.1. Borrower shall pay all costs of such Restoration whether or not such costs are covered by insurance. Lender may, but shall not be obligated to make proof of loss if not made promptly by Borrower.

          (h) In the event of foreclosure of the Mortgage with respect to the Individual Property, or other transfer of title to the Individual Property in extinguishment in whole or in part of the Debt all right, title and interest of Borrower in and to the Policies that are not blanket Policies then in force concerning the Individual Property and all proceeds payable thereunder shall thereupon vest in the purchaser at such foreclosure or Lender or other transferee in the event of such other transfer of title.

          Section 5.2 Condemnation. Borrower shall promptly give Lender notice of the actual or threatened commencement of any condemnation or eminent domain proceeding (a "Condemnation") affecting any portion of the Individual Properties and shall deliver to Lender copies of any and all papers served in connection with such proceedings. Lender may participate in any such proceedings and Borrower shall deliver to Lender all instruments required to permit participation in such proceedings. Borrower shall, at its expense, diligently prosecute any such proceedings, and shall consult with Lender, its attorneys and experts, and cooperate with them in the carrying on or defense of any such proceedings. Lender is hereby irrevocably appointed as Borrower's attorney-in-fact, coupled with an interest, with exclusive power to collect, receive and retain any Award and to make any compromise or settlement in connection with any such Condemnation. Borrower shall reimburse Lender for all reasonable third party costs and expenses that Lender actually incurs in connection with any Condemnation, including, without limitation, reasonable attorneys' fee and expenses. Notwithstanding any taking by any public or quasi-public authority through eminent domain or otherwise (including but not limited to any transfer made in lieu of or in anticipation of the exercise of such taking), Borrower shall continue to pay the Debt at the time and in the manner provided for its payment in the Note and in this Agreement and the Debt shall not be reduced until any award or payment therefor (an "Award") shall have been actually received and applied by Lender, after the deduction of expenses of collection, to the reduction or discharge of the Debt. Lender shall not be limited to the interest paid on the Award by the condemning authority but shall be entitled to receive out of the award interest at the rate or rates provided herein or in the Note. If an Individual Property or any portion thereof is taken by a condemning authority, Borrower shall promptly commence and diligently prosecute the Restoration of the Property and otherwise comply with the provisions of Section
5.3. If an Individual Property is sold, through foreclosure or otherwise, prior to the receipt by Lender of the Award, Lender shall have the right, whether or not a deficiency judgment on the Note shall have been sought, recovered or denied, to receive the Award, or a portion thereof sufficient to pay the Debt.

          Section 5.3 Restoration. The following provisions shall apply in connection with the Restoration of any Individual Property:

          (a) If the Net Proceeds shall be less than One Million and No/100 Dollars ($1,000,000.00) and the costs of completing the Restoration shall be less than One Million and No/100 Dollars ($1,000,000.00), the Net Proceeds will be disbursed by Lender to Borrower upon receipt, provided that all of the conditions set forth in Section 5.3(b)(i) are met and Borrower delivers to Lender a written undertaking to expeditiously commence and to satisfactorily complete with due diligence the Restoration in accordance with the terms of this Agreement.

          (b) If the Net Proceeds are equal to or greater than One Million and No/100 Dollars ($1,000,000.00) or the costs of completing the Restoration is equal to or greater than One Million and No/100 Dollars ($1,000,000.00) Lender shall make the Net Proceeds available for the Restoration in accordance with the provisions of this Section 5.3. The term "Net Proceeds" for purposes of this
Section 5.3 shall mean: (i) the net amount of all insurance proceeds received by Lender pursuant to Section 5.1 (a)(i), (iv) and (vi) as a result of such damage or destruction, after deduction of its reasonable costs and expenses (including, but not limited to, reasonable counsel fees), if any, in collecting same ("Insurance Proceeds"), or (ii) the net amount of the Award, after deduction of its reasonable costs and expenses (including, but not limited to, reasonable counsel fees), if any, in collecting same ("Condemnation Proceeds"), whichever the case may be.

               (i) The Net Proceeds shall be made available to Borrower for Restoration provided that each of the following conditions are met:

                    (A) no Event of Default shall have occurred and be continuing and no Anchor Lease shall be canceled or terminated due to such casualty or condemnation unless a replacement tenant or tenants reasonably acceptable to Lender have executed a Lease or Leases in form and substance reasonably acceptable to Lender with respect to the space occupied by such terminated or canceled Anchor Tenant;

                    (B) (1) in the event the Net Proceeds are Insurance Proceeds, less than twenty-five percent (25%) of the total floor area of the Improvements of the Individual Property has been damaged, destroyed or rendered unusable as a result of such fire or other casualty or (2) in the event the Net Proceeds are Condemnation Proceeds, less than ten percent (10%) of the land constituting the Individual Property that is taken, and such land is located along the perimeter or periphery of the Individual Property, and no material portion of the Improvements is located in such land;

                    (C) Leases demising in the aggregate a percentage amount equal to or greater than the Rentable Space Percentage of the total rentable space in the Individual Property which has been demised under executed and delivered Leases in effect as of the date of the occurrence of such fire or other casualty or taking, whichever the case may be, shall remain in full force and effect during and after the completion of the Restoration, notwithstanding the occurrence of any such fire or other casualty or taking, whichever the case may be. The term "Rentable Space Percentage" shall mean (1) in the event the Net Proceeds are Insurance Proceeds, a percentage amount equal to eighty percent (80%) (provided such percentage includes the continuance of each of the Anchor Leases for the applicable Individual Property) of the occupancy that existed at the time of such casualty or condemnation and (2) in the event the Net Proceeds are Condemnation Proceeds, a percentage amount equal to eighty percent (80%) (provided such percentage includes the continuance of each of the Anchor Leases for the applicable Individual Property) of the occupancy that existed at the time of such casualty or condemnation;

                    (D) Borrower shall commence the process of Restoration as soon as reasonably practicable (but in no event later than sixty
               (60) days after such damage or destruction or taking, whichever the case may be, occurs) and shall diligently pursue the same to satisfactory completion;

                    (E) Lender shall be satisfied that any operating deficits, including all scheduled payments of principal and interest under the Note, which will be incurred with respect to the Individual Property as a result of the occurrence of any such fire or other casualty or taking, whichever the case may be, will be covered out of (1) the Net Proceeds, (2) the insurance coverage referred to in Section 5.1(a)(iii), if applicable, or (3) by other funds of Borrower;

                    (F) Lender shall be satisfied that the Restoration will be completed on or before the earliest to occur of (1) expiration of the business income insurance required to be maintained pursuant to Section 5.1(a)(iii) hereof, (2) the earliest date required for such completion under the terms of any Anchor Lease, (3) such time as may be required under applicable zoning law, ordinance, rule or regulation in order to repair and restore the Property to the condition it was in immediately prior to such fire or other casualty or to as nearly as possible the condition it was in immediately prior to such taking, as applicable or (4) the expiration of the insurance coverage referred to in Section 5.1(a)(iii);

                    (G) the Individual Property and the use thereof after the Restoration will be in compliance with and permitted under all applicable zoning laws, ordinances, rules and regulations and all necessary operating or reciprocal easement agreements for the operation and maintenance of the Property are, or remain, in effect;

                    (H) the Restoration shall be done and completed by Borrower in an expeditious and diligent fashion and in compliance with all applicable governmental laws, rules and regulations (including, without limitation, all applicable environmental laws); and

                    (I) such fire or other casualty or taking, as applicable, does not result in the material loss of access to the Individual Property or the related Improvements.

               (ii) The Net Proceeds shall be held by Lender in an interest-bearing account and, until disbursed in accordance with the provisions of this Section 5.3(b), shall constitute additional security for the Debt and other obligations under the Loan Documents. The Net Proceeds shall be disbursed by Lender to, or as directed by, Borrower from time to time during the course of the Restoration, upon receipt of evidence satisfactory to Lender that (A) all materials installed and work and labor performed (except to the extent that they are to be paid for out of the requested disbursement) in connection with the Restoration have been paid for in full, and (B) there exist no notices of pendency, stop orders, mechanic's or materialman's liens or any other liens or encumbrances of any nature whatsoever on the Individual Property arising out of the Restoration which have not either been fully bonded to the satisfaction of Lender and discharged of record or in the alternative fully insured to the satisfaction of Lender by the title company issuing the title insurance policy.

               (iii) All plans and specifications required in connection with the Restoration shall be subject to prior review and acceptance in all respects by Lender and by an independent consulting engineer selected by Lender and reasonably acceptable to Borrower (the "Casualty Consultant"); provided, however, if such plans and specifications are not approved or disapproved by Lender within thirty
          (30) days of receipt, such plans and specifications shall be deemed approved by Lender. Lender shall have the use of the plans and specifications and all permits, licenses and approvals required or obtained in connection with the Restoration. The identity of the contractors, subcontractors and materialmen engaged in the Restoration, as well as the contracts under which they have been engaged, shall be subject to prior review and acceptance by Lender and the Casualty Consultant. All costs and expenses incurred by Lender in connection with making the Net Proceeds available for the Restoration including, without limitation, reasonable counsel fees and disbursements and the Casualty Consultant's fees, shall be paid by Borrower.

               (iv) In no event shall Lender be obligated to make disbursements of the Net Proceeds in excess of an amount equal to the costs actually incurred from time to time for work in place as part of the Restoration, as certified by the Casualty Consultant, minus the Casualty Retainage. The term "Casualty Retainage" shall mean an amount equal to ten percent (10%), or such lesser amount as is customary commercial practice in the location of the Individual Property, of the costs actually incurred for work in place as part of the Restoration, as certified by the Casualty Consultant, until the Restoration has been completed. The Casualty Retainage shall in no event, and notwithstanding anything to the contrary set forth above in this Section 5.1(b), be less than the amount actually held back by Borrower from contractors, subcontractors and materialmen engaged in the Restoration. The Casualty Retainage shall not be released until the Casualty Consultant certifies to Lender that the Restoration has been completed in accordance with the provisions of this Section 5.1(b) and that all approvals necessary for the re-occupancy and use of the Individual Property have been obtained from all appropriate governmental and quasi-governmental authorities, and Lender receives evidence satisfactory to Lender that the costs of the Restoration have been paid in full or will be paid in full out of the Casualty Retainage; provided, however, that Lender will release the portion of the Casualty Retainage being held with respect to any contractor, subcontractor or materialman engaged in the Restoration as of the date upon which the Casualty Consultant certifies to Lender that the contractor, subcontractor or materialman has satisfactorily completed all work and has supplied all materials in accordance with the provisions of the contractor's, subcontractor's or materialman's contract, the contractor, subcontractor or materialman delivers the lien waivers and evidence of payment in full of all sums due to the contractor, subcontractor or materialman as may be reasonably requested by Lender or by the title company issuing the title insurance policy, and Lender receives an endorsement to the title insurance policy insuring the continued priority of the lien of the related Mortgage and evidence of payment of any premium payable for such endorsement. If required by Lender, the release of any such portion of the Casualty Retainage shall be approved by the surety company, if any, which has issued a payment or performance bond with respect to the contractor, subcontractor or materialman.

               (v) Lender shall not be obligated to make disbursements of the Net Proceeds more frequently than once every calendar month.

               (vi) If at any time the Net Proceeds or the undisbursed balance thereof shall not, in the reasonable opinion of Lender in consultation with the Casualty Consultant, be sufficient to pay in full the balance of the costs which are estimated by the Casualty Consultant to be incurred in connection with the completion of the Restoration, Borrower shall deposit the deficiency (the "Net Proceeds Deficiency") with Lender before any further disbursement of the Net Proceeds shall be made. The Net Proceeds Deficiency deposited with Lender shall be held by Lender and shall be disbursed for costs actually incurred in connection with the Restoration on the same conditions applicable to the disbursement of the Net Proceeds, and until so disbursed pursuant to this Section 5.1(b) shall constitute additional security for the Debt and other obligations under the Loan Documents.

               (vii) The excess, if any, of the Net Proceeds and the remaining balance, if any, of the Net Proceeds Deficiency deposited with Lender after the Casualty Consultant certifies to Lender that the Restoration has been completed in accordance with the provisions of this Section 5.1(b), and the receipt by Lender of evidence satisfactory to Lender that all costs incurred in connection with the Restoration have been paid in full, shall be remitted by Lender to Borrower, provided no Event of Default shall have occurred and shall be continuing under the Note, this Loan Agreement or any of the Other Loan Documents.

          (c) All Net Proceeds not required (i) to be made available for the Restoration or (ii) to be returned to Borrower as excess Net Proceeds pursuant to Section 5.3.(b)(vii) may be retained and applied by Lender toward the payment of the Debt whether or not then due and payable in such order, priority and proportions as Lender in its sole discretion shall deem proper, or, at the discretion of Lender, the same may be paid, either in whole or in part, to Borrower for such purposes as Lender shall designate, in its discretion. Subject to Section 2.12(a) hereof, any such application to the Debt shall be without any prepayment consideration. Borrower shall reimburse Lender for all reasonable third party costs and expenses that Lender actually incurs in connection with any Casualty, including, without limitation, reasonable attorneys' fee and expenses.

          (d) In the event of a Casualty or Condemnation after the Release Date of fifty percent (50%) or greater of the gross leaseable area of an Individual Property and provided that no Event of Default exists, Borrower shall be permitted, prior to the commencement of material reconstruction of the Improvements on such Individual Property, to remit to Lender, in addition to any Net Proceeds or Award, as applicable, received by Lender in connection with a Casualty or Condemnation, additional proceeds sufficient to defease, in accordance with Section 2.12 hereof, a portion of the Loan in order to obtain the release of the lien of the Mortgage with respect to the applicable Individual Property pursuant to Section 2.13 hereof, provided that in the event a Securitization has occurred, the Lender has received written confirmation from the Rating Agencies that such defeasance will not result in qualification, downgrade or withdrawal of any ratings in effect immediately prior to such appointment for the Securities issued in connection with a Securitization that are then outstanding.

          Section 5.4 Impounds. Borrower shall deposit with Lender on each Payment Date (a) one-twelfth (1/12th) of the Taxes that Lender estimates will be payable during the next ensuing twelve (12) months in order to accumulate with Lender sufficient funds to pay all such Taxes at least thirty (30) days prior to their respective due dates, and (b) if an Insurance Trigger Event has occurred and is continuing, one-twelfth of the Insurance Premiums that Lender estimates will be payable for the renewal of the coverage afforded by the insurance policies required by Lender upon the expiration thereof in order to accumulate with Lender sufficient funds to pay all such Insurance Premiums at least thirty (30) days prior to expiration (said amounts in (a) and (b) above hereinafter called the "Tax and Insurance Escrow Fund"). At or before the advance of the Loan, Borrower shall deposit with Lender a sum of money which together with the monthly installments will be sufficient to make the payment of Taxes thirty (30) days prior to the date any delinquency or penalty becomes due with respect to such payment. Deposits shall be made on the basis of Lender's estimate from time to time of the charges for the current year (after giving effect to any reassessment or, at Lender's election, on the basis of the charges for the prior year, with adjustments when the charges are fixed for the then current year). All funds so deposited shall be held in Lender's name and invested in Permitted Investment in accordance with the terms and conditions of the Cash Management Agreement. All earnings on the funds shall be added to and become part of the funds and shall be for the benefit of Borrower, subject to Lender's rights pursuant to this Agreement. Lender shall not be responsible for any losses resulting from the investment of the funds or for obtaining any specific level or percentage of earnings on such investment. Borrower hereby grants to Lender a security interest in all funds so deposited with Lender for the purpose of securing the Loan. While an Event of Default exists, the funds deposited may be applied in payment of the charges for which such funds have been deposited, or to the payment of the Loan or any other charges affecting the security of Lender, as Lender may elect, but no such application shall be deemed to have been made by operation of law or otherwise until actually made by Lender. Borrower shall furnish Lender with bills for the charges for which such deposits are required at least thirty (30) days prior to the date on which the charges first become payable. If at any time the amount on deposit with Lender, together with amounts to be deposited by Borrower before such charges are payable, is insufficient to pay such charges, Borrower shall deposit any deficiency with Lender immediately upon demand. Lender shall pay such charges when the amount on deposit with Lender is sufficient to pay such charges and Lender has received a bill for such charges.


                                    ARTICLE 6

                              ENVIRONMENTAL MATTERS

          Section 6.1 Certain Definitions. As used herein, the following terms have the meanings indicated:

          (a)   "Environmental Laws" Any applicable federal, State of  Maryland,
State of New Jersey, Commonwealth of Pennsylvania, Commonwealth of Virginia, State of West Virginia, local or other domestic governmental authority, statute, ordinance, code, order, decree, law, rule or regulation applicable to any of the Properties and pertaining to or imposing liability or standards of conduct concerning environmental regulation, contamination or clean-up including, without limitation, the Comprehensive Environmental Response Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Emergency Planning and Community Right-to-Know Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, the Solid Waste Disposal Act, as amended, the Clean Water Act, as amended, the Clean Air Act, as amended, the Toxic Substances Control Act, as amended, the Safe Drinking Water Act, as amended, the Occupational Safety and Health Act, as amended, the New Jersey Industrial Site Recovery Act, as amended ("ISRA"), the New Jersey Spill Compensation and Control Act, as amended, the New Jersey Underground Storage of Hazardous Substances Act, as amended, the New Jersey Water Pollution Control Act, as amended, The Pennsylvania Land Recycling and Environmental Remediation Standards Act of 1995, any State of Maryland, State of New Jersey, Commonwealth of Pennsylvania, Commonwealth of Virginia or State of West Virginia super lien and environmental clean-up statute and all regulations adopted in respect of the foregoing laws whether presently in force or coming into being and/or effectiveness hereafter.

          (b) "Hazardous Materials" means (i) petroleum or chemical products, whether in liquid, solid, or gaseous form, or any fraction or by-product thereof, (ii) asbestos or asbestos-containing materials, (iii) tremolite, anthlophylite, actinolite or polychlorinated biphenyls, (iv) radon gas, (v) any explosive or radioactive substances, (vi) lead or lead-based paint,
(vii) formaldehyde insulation, or (viii) any other substance, material, waste or mixture which is or shall be listed, defined, or otherwise determined by any federal, State of Maryland, State of New Jersey, Commonwealth of Pennsylvania, Commonwealth of Virginia or State of West Virginia governmental authority to be hazardous, toxic or otherwise regulated, controlled or giving rise to liability under any Environmental Laws.

          Section 6.2 Representations and Warranties on Environmental Matters. To Borrower's knowledge, except as set forth in the Site Assessment delivered in connection with the origination of the Loan, (a) no Hazardous Material is now or was formerly used, stored, generated, manufactured, installed, treated, discharged, disposed of or otherwise present at or about any Individual Property or any property adjacent to any Individual Property (except for cleaning and other products currently used by Borrower, Manager or any tenants thereunder in connection with the routine maintenance or repair of an Individual Property or sold or used in the ordinary course of business each in full compliance with Environmental Laws) and no Hazardous Material was removed or transported from any Individual Property other than as disclosed to Lender in writing, (b) all permits, licenses, approvals and filings required by Environmental Laws have been obtained, and the use, operation and condition of any Individual Property does not, and did not previously, violate any Environmental Laws, (c) no civil, criminal or administrative action, suit, claim, hearing, investigation or proceeding has been brought or been threatened which are still pending, nor have any material settlements been reached by or with any parties or any Liens imposed in connection with any Individual Property concerning Hazardous Materials or noncompliance with Environmental Laws nor have any written notices concerning violations of Environmental Laws been received from any Person in connection with any assets or activities of Borrower including, without limitation, in any manner relating to the Properties, (d) no underground storage tanks exist on any part of any Individual Property other than as disclosed in the Site Assessment, (e) no Hazardous Materials are present in, on or under any nearby real property which could migrate to or otherwise affect any Individual Property, (f) no Individual Property is located within a "freshwater wetlands" or a "transition area," each as defined by N.J.S.A. 13:9B-3, and is subject to the terms of the New Jersey Freshwater Wetlands Protection Act, as amended, N.J.S.A. 13:9B-1 et seq., or the rules and regulations promulgated thereunder, and (g) no Lien has been attached to any revenues, to an Individual Property or to any other real or personal property owned by Borrower as a result of the Chief Executive of the New Jersey Spill Compensation Fund expending monies from said fund to pay for direct or indirect "Cleanup and Removal Costs" as such term is defined in N.J.S.A. 58:11-23.11b(d) (hereinafter, "Cleanup and Removal Costs"), arising from an intentional or unintentional action or omission of Borrower or any previous owner and/or operator of said real property, including, but not limited to, an Individual Property, resulting in the releasing, spilling, leaking, pumping, pouring, emitting, emptying or dumping of Hazardous Materials either: (1) into the waters of the State of New Jersey; (2) onto the lands of the State of New Jersey; or (3) into waters outside the jurisdiction of the State of New Jersey when damage may result in the lands, waters, fish, shellfish, wildlife, biota, air and other natural resources owned, managed, held in trust or otherwise controlled by, and within the jurisdiction of, the State of New Jersey.

          Section 6.3  Covenants on Environmental Matters.

          (a) Borrower shall (i) comply in all material respects with applicable Environmental Laws; (ii) notify Lender immediately upon Borrower's discovery of any spill, discharge, release or presence of any Hazardous Material at, upon, under, within, contiguous to or otherwise affecting any Individual Property; (iii) promptly remove and/or remediate such Hazardous Materials as required by and in full compliance with Environmental Laws; and (iv) promptly forward to Lender copies of all orders, notices, permits, applications or other communications and reports received by Borrower in connection with any spill, discharge, release or the presence of any Hazardous Material or any other matters relating to the Environmental Laws or any similar laws or regulations, as they may affect any Individual Property or Borrower.

          (b) Borrower shall not cause, shall prohibit any other Person within the control of Borrower from causing, and shall use prudent, commercially reasonable efforts to prohibit other Persons (including tenants) from
(i) causing any spill, discharge or release, or the use, storage, generation, manufacture, installation, or disposal, of any Hazardous Materials at, upon, under, within or about any Individual Property or the transportation of any Hazardous Materials to or from any Individual Property (except for cleaning and other products used in connection with routine maintenance or repair of any Individual Property or sold or used in the ordinary course of business in full compliance with Environmental Laws), (ii) installing any underground storage tanks at any Individual Property, provided that Borrower shall be permitted with the consent of Lender, which shall not be unreasonably withheld or delayed, to replace underground storage tanks with new underground storage tanks if such replacement is performed in accordance with all Environmental Laws,
(iii) conducting any activity that requires a permit or other authorization under Environmental Laws prior to obtaining the same, or (iv) conducting on the Individual Property known as the Phillipsburg Mall, any activity which constitutes an Industrial Establishment (as such term is defined in ISRA) without the prior written consent of Lender, excluding current tenants, to the extent such current tenants may be carrying on activities subject to ISRA, and in the event that the provisions of ISRA become applicable to the Individual Property known as the Phillipsburg Mall subsequent to the date hereof, Borrower shall give prompt written notice thereof to Lender and shall take immediate requisite action to insure full compliance therewith. Borrower shall deliver to Lender copies of all correspondence, notices and submissions that it sends to or receives from the New Jersey Department of Environmental Protection in connection with such ISRA compliance and Borrower's obligation to comply with ISRA shall, notwithstanding its general applicability, also specifically apply to sale, transfer, closure or termination of operations associated with any foreclosure action, including, without limitation, a foreclosure action brought with respect to the Mortgage.

          (c) Borrower shall provide to Lender, at Borrower's expense promptly upon the written request of Lender from time to time, a Site Assessment or, if required by Lender, an update to any existing Site Assessment, to assess the presence or absence of any Hazardous Materials and the potential costs in connection with abatement, cleanup or removal of any Hazardous Materials found on, under, at or within any Individual Property to the extent such abatement, clean-up or removal is required by applicable Environmental Law. Borrower shall pay the cost of no more than one such Site Assessment or update in any twelve
(12)-month period, unless Lender's request for an additional Site Assessment or updated assessment is based on information provided under Section 6.3(a), a reasonable suspicion of Hazardous Materials at or near any Individual Property, a breach of representations under Section 6.2, or an Event of Default, in which case any such Site Assessment or update shall be at Borrower's expense.

          (d)   If  Borrower  is  presently an owner or  operator  of  a  "Major
Facility" in the State of New Jersey (as defined under the Spill Act), or if Borrower ever becomes such an owner or operator, then Borrower shall furnish to the Department of Environmental Protection of the State of New Jersey ("NJDEP") all of the information required by N.J.S.A. 58:10-23.11d and so long as Borrower shall own or operate any real property located in the State of New Jersey that is used as a "Major Facility", Borrower shall duly file with the Director of the Division of Taxation in the New Jersey Department of Treasury, a tax report or return or shall pay or make provision for the payment when due of any tax pursuant to N.J.S.A. 58:10-23.11h. Borrower agrees that, if requested by Lender, Borrower shall include in all Leases language acceptable to Lender requiring the tenants thereunder to comply with the provisions of this
Section 6.3.

          (e) If there shall be filed a Lien against an Individual Property by the NJDEP, or other Governmental Authority, (i) pursuant to and in accordance with the provisions of the Spill Compensation and Control Act (N.J.S.A. 58:10-23.11) (the "Spill Act"), as the result of the Chief Executive of the New Jersey Spill Compensation Fund having expended monies from said fund to pay for damages and/or Cleanup and Removal Costs arising from an intentional or unintentional action or omission of Borrower, resulting in the releasing, spilling, pumping, pouring, emitting, emptying or dumping of Hazardous Materials into waters of the State of New Jersey or onto lands from which it might flow or drain into said waters, or (ii) pursuant to and in accordance with the provisions of ISRA, or
(iii) pursuant to and in accordance with any other of the Environmental Laws, then Borrower shall, within thirty (30) days after the date that Borrower has given notice that the Lien has been placed against an Individual Property or within such shorter period of time if the State of New Jersey has commenced steps to cause an Individual Property to be sold pursuant to the Lien, either
(A) pay the claim and remove the Lien from the Individual Property; or (B) furnish (1) a bond satisfactory to Lender and its title issuer in the amount of the claim out of which the Lien arises, (2) a cash deposit in the amount of the claim out of which the Lien arises, or (3) other security reasonably satisfactory to Lender in an amount sufficient to discharge the Lien.

          Section 6.4 Allocation of Risks and Indemnity. As between Borrower, Lender and Indemnitor, all risk of loss associated with non-compliance with Environmental Laws, or with the presence of any Hazardous Material at, upon, within, contiguous to or otherwise affecting any Individual Property, shall lie solely with Borrower and Indemnitor except as otherwise provided herein. Accordingly, Borrower and Indemnitor shall bear all risks and costs associated with any loss (including any loss in value attributable to Hazardous Materials), damage or liability therefrom, including all costs of removal of Hazardous Materials or other remediation required by Environmental Law. Borrower shall indemnify, defend and hold Lender and its shareholders, directors, officers, employees and agents harmless from and against all loss, liabilities, damages, claims, costs and expenses (including reasonable costs of defense and consultant fees, investigation and laboratory fees, court costs, and other litigation expenses) arising out of or associated, in any way, with (a) the non-compliance with applicable Environmental Laws, or (b) the existence of Hazardous Materials in, on, or about any Individual Property, (c) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to Hazardous Materials in, on or about any Individual Property; (d) any lawsuit brought or threatened, settlement reached, or government order relating to Hazardous Materials in, on or about the Properties, (e) a breach of any representation, warranty or covenant contained in this Article 6, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law, or (f) the imposition of any environmental Lien encumbering any Individual Property; provided, however, Borrower shall not be liable under such indemnification to the extent such loss, liability, damage, claim, cost or expense results solely from Lender's gross negligence or willful misconduct. Borrower's obligations under this Section 6.4 shall arise upon the discovery of the presence of any Hazardous Materials, whether or not the Environmental Protection Agency, any other federal agency authorized to enforce Environmental Laws or any governmental authority has taken or threatened any action in connection with the presence of any Hazardous Material, and whether or not the existence of any such Hazardous Material or potential liability on account thereof is disclosed in a Site Assessment and shall continue notwithstanding the repayment of the Loan or any transfer or sale of any right, title and interest in any Individual Property (by foreclosure, deed in lieu of foreclosure or otherwise) except as otherwise provided herein. Notwithstanding the foregoing, the Borrower shall have no obligation to indemnify Lender, and the indemnification provisions set forth in this Section 6.4 shall not apply to any release or presence of Hazardous Materials which Borrower can establish either (i) occurred solely after the payment of the Debt in full and satisfaction of all of Borrower's obligations under the Loan Document and transfer of the Properties resulting from a foreclosure or deed in lieu of foreclosure accepted by Lender and was not caused by Borrower or an Affiliate thereof, or (ii) occurred solely from Lender's knowing and willful instruction to Borrower to take an action that Lender knew would cause an immediate release of Hazardous Substances or which violated an applicable Environmental Law. Borrower shall have the burden of proving the foregoing. Additionally, if any Hazardous Materials affect or threaten to affect the Properties, Lender may (but shall not be obligated to) give such notices and take such actions as it deems necessary or advisable at the expense of the Borrower in order to abate the discharge  of  any  Hazardous  Materials or remove the  Hazardous  Materials  if
Borrower has failed to promptly and diligently take such action after notice from Lender. Any reasonable amounts actually incurred by and payable to Lender by reason of the application of this Section 6.4 shall become immediately due and payable upon receipt of written notice by Borrower and shall bear interest at the Default Rate from the date such notice is received by Borrower until paid. The obligations and liabilities of Borrower under this Section 6.4 shall survive any termination, satisfaction, assignment, entry of a judgment of foreclosure or delivery of a deed in lieu of foreclosure except as otherwise provided herein.

          Section  6.5   No  Waiver.   Notwithstanding  any  provision  in  this
Article 4 or elsewhere in the Loan Documents, or any rights or remedies granted by the Loan Documents, Lender does not waive and expressly reserves all rights and benefits now or hereafter accruing to Lender under the "security interest" or "secured creditor" exception under applicable Environmental Laws, as the same may be amended. No action taken by Lender pursuant to the Loan Documents shall be deemed or construed to be a waiver or relinquishment of any such rights or benefits under the "security interest exception."


                                    ARTICLE 7

                                 LEASING MATTERS

          Section 7.1 Representations and Warranties on Leases. Borrower represents and warrants to Lender with respect to the Leases for each Individual Property that, to the best of Borrower's knowledge, after due inquiry and investigation: (a) the rent roll delivered to Lender is true, complete and correct, and the Leases are valid and in and full force and effect; (b) the Leases (including amendments) are in writing, and there are no oral agreements with respect thereto; (c) the copies of the Leases delivered to Lender are true and complete; (d) except as set forth in the estoppels delivered on or prior to the Closing Date neither the landlord nor any tenant is in material default under any of the Leases; (e) Borrower has no knowledge of any notice of termination or default with respect to any Lease; (f) Borrower has not assigned or pledged pursuant to a presently effective assignment any of the Leases, the rents or any interests therein except to Lender; (g) other than in connection with the Option Agreements, no tenant or other party has an option or offer, to purchase all or any portion of the Individual Property; (h) no tenant has the right to terminate its Lease prior to expiration of the stated term of such Lease, except as set forth in the Leases provided to Lender; (i) no tenant has prepaid more than one month's rent in advance (except for bona fide security deposits not in excess of an amount equal to two month's rent); and (j) no tenant under any Lease has any right or option for additional space, except as set forth in the Leases provided to Lender.

          Section 7.2 Standard Lease Form; Approval Rights. All Leases shall in all respects be approved by Lender; provided, however, if such Leases are not approved or disapproved by Lender within thirty (30) days of receipt, such Leases shall be deemed approved by Lender. Each Lease form shall provide that
(a) the Lease is subordinate to the applicable Mortgage and (b) the tenant shall attorn to Lender. To the extent required by applicable law, Borrower shall hold all tenant security deposits in a segregated account and shall not commingle any such funds with any other funds of Borrower. Within thirty (30) days after Lender's request, Borrower shall furnish to Lender a statement of all tenant security deposits, and copies of all Leases not previously delivered to Lender, certified by Borrower as being true and correct. Notwithstanding anything contained in the Loan Documents, Lender's approval shall not be required for future Leases or Lease extensions if the following conditions are satisfied:
(i) there exists no Event of Default; (ii) the Lease is on the standard Lease form approved by Lender with no modifications that individually or in the aggregate materially impair landlord's or Lender's rights or materially increase the obligations of landlord or Lender; (iii) the Lease does not conflict with any restrictive covenant affecting the Individual Property or any other Lease for space in the Individual Property; (iv) the Lease is not a Major Lease or Anchor Lease; (v) the Lease provides for rental rates comparable to existing local market rates and shall be an arms-length transaction and does not contain any options for renewal or expansion by the tenant thereunder at rental rates which are either below comparable market levels or less than the rental rates paid by the tenant during the initial lease term; (vi) the Lease shall be to a tenant which is reasonably experienced and creditworthy; and (vii) the Lease shall comply in all material respects with the other requirements of this section. Borrower shall reimburse Lender for all third party reasonable costs and expenses that Lender actually incurs in connection with the approval or rejection of any Major Leases or Anchor Leases, including, without limitation, reasonable attorneys' fees and expenses.

          Section 7.3 Covenants. Borrower (a) shall perform in all material respects the obligations which Borrower is required to perform under the Lease provided, however, Borrower shall not be required to comply with any restrictions contained in the Leases with respect to the use of the Properties if (i) such restriction is contained in a Lease pursuant to which the sole remedy of the tenant thereunder is the non-payment, or reduction, of rent or termination of the Lease, and the Lease is not an Anchor Lease, Major Lease or a Lease with a tenant who, with its Affiliates, own, manage or operate one hundred and fifty (150) or greater stores within the continental United States;
(b)  shall  enforce  the material obligations to be performed  by  the  tenants;
(c) shall promptly furnish to Lender any notice of default or termination received by Borrower under any Major Lease or Anchor Lease, and any notice of default or termination given by Borrower to any Major Tenant or Anchor Tenant;
(d) shall not collect any rents for more than thirty (30) days in advance of the time when the same shall become due, except for bona fide security deposits not in excess of an amount equal to two months rent; (e) shall not enter into any ground lease or master lease of any part of the Properties without Lender's prior written consent, which consent shall not be unreasonably withheld, delayed or conditioned; (f) shall not further assign or encumber any Lease; (g) shall not, except with Lender's prior written consent, cancel or accept surrender or termination of any Major Lease or Anchor Lease except in accordance with such Major Lease or Anchor Lease, provided that Borrower gives Lender written notice thirty (30) days prior to such cancellation, surrender or termination; and (h) shall not, except with Lender's prior written consent, modify or amend any Major Lease or Anchor Lease and shall not modify or amend any other Lease other than in the ordinary course of business, consistent with prudent property management practices and not materially adversely affecting the economic terms of such Lease, and (i) with respect to retail property, any Lease termination or cancellation fees shall be paid to Lender and held in the Rollover Escrow Fund. Any action in violation of clauses (e), (f), (g), and (h) of this Section 7.3 shall be void at the election of Lender.

          Section 7.4 Tenant Estoppels. At Lender's request, Borrower shall use best efforts to obtain and furnish to Lender, written estoppels in form and substance reasonably satisfactory to Lender, executed by tenants under Leases in the Properties and confirming the term, rent, and other provisions and matters relating to the Leases. Borrower shall reimburse Lender for all third party reasonable costs and expenses that Lender actually incurs in connection with the review of any tenant estoppels, including, without limitation, reasonable attorneys' fees and expenses.


                                    ARTICLE 8

                         REPRESENTATIONS AND WARRANTIES

          Borrower represents, warrants and covenants to Lender that:

          Section 8.1 Organization, Power and Authority. Borrower and each Borrower Party (a) is duly organized, validly existing and in good standing under the laws of the state of its formation or existence, (b) is in compliance with all legal requirements applicable to doing business in each state or commonwealth in which an Individual Property is located, and (c) has the necessary governmental approvals to own and operate the Properties and conduct the business now conducted or to be conducted thereon. Borrower has the full power, authority and right to execute, deliver and perform its obligations pursuant to this Loan Agreement and the other Loan Documents, and to mortgage the Properties pursuant to the terms of the Mortgages and to keep and observe all of the terms of this Loan Agreement and the other Loan Documents on Borrower's part to be performed. Borrower is not a "foreign person" within the meaning of 1445(f)(3) of the Code. Financing Partnership is in compliance with all applicable legal requirements with respect to conversion from a general partnership to a limited partnership.

          Section 8.2 Validity of Loan Documents. The execution, delivery and performance by Borrower and each Borrower Party of the Loan Documents: (a) are duly authorized and do not require the consent or approval of any other party or governmental authority which has not been obtained; and (b) will not violate any law or result in the imposition of any lien, charge or encumbrance upon the assets of any such party, except as contemplated by the Loan Documents. The Loan Documents constitute the legal, valid and binding obligations of Borrower and each Borrower Party, enforceable in accordance with their respective terms, subject to applicable bankruptcy, insolvency, or similar laws generally affecting the enforcement of creditors' rights.

          Section 8.3 No Conflicts. The execution, delivery and performance of this Agreement and the other Loan Documents by Borrower will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any lien, charge or encumbrance (other than pursuant to the Loan Documents) upon any of the property or assets of Borrower pursuant to the terms of any indenture, mortgage, deed of trust, loan agreement, partnership agreement or other agreement or instrument to which Borrower is a party or by which any of Borrower's property or assets is subject, nor will such action result in any violation of the provisions of any statute or any order, rule or regulation of any court or governmental agency or body having jurisdiction over Borrower or any of Borrower's properties or assets, and any consent, approval, authorization, order, registration or qualification of or with any court or any such regulatory authority or other governmental agency or body required for the execution, delivery and performance by Borrower of this Agreement or any other Loan Documents has been obtained and is in full force and effect.

          Section 8.4  Liabilities; Litigation.

          (a) All financial data, including, without limitation, the statements of cash flow and income and operating expense, that have been delivered by Borrower and each Borrower Party are (i) are true, complete and correct in all material respects when delivered, (ii) accurately represent the financial condition of the Properties as of the date of such reports, and (iii) to the extent prepared or audited by an independent certified public accounting firm, have been prepared in accordance with generally accepted accounting principals throughout the periods covered, except as disclosed therein. Borrower does not have any contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments that are known to Borrower and reasonably likely to have a materially adverse effect on the Properties or the operation thereof as retail shopping malls, except as referred to or reflected in said financial statements. Since the date of the financial statements, there has been no materially adverse change in the financial condition, operations or business of Borrower from that set forth in said financial statements. To the best of Borrower's knowledge and except as set forth on Schedule IX hereto, there is no litigation, administrative proceeding, investigation or other legal action (including any proceeding under any state or federal bankruptcy or insolvency law) pending or, to the knowledge of Borrower, threatened, against the Properties, Borrower or any Borrower Party which if adversely determined could have a material adverse effect on such party, the Properties or the Loan. The insurance policies required to be maintained hereunder are sufficient to pay any reasonably foreseeable liabilities, other than punitive damages, arising from, including, without limitation, the costs and expenses of defending against, any litigation pending, or to the Borrower's knowledge, threatened against the Properties, Borrower or any Borrower Party.

          (b) Neither Borrower nor any Borrower Party is contemplating either the filing of a petition by it under state or federal bankruptcy or insolvency laws or the liquidation of all or a major portion of its assets or property, and neither Borrower nor any Borrower Party has knowledge of any Person contemplating the filing of any such petition against it.

          Section 8.5 Taxes and Assessments. Each of the Properties is comprised of one or more parcels, each of which constitutes a separate tax lot and none of which constitutes a portion of any other tax lot. There are no pending or, to Borrower's best knowledge, proposed, special or other assessments for public improvements or otherwise affecting the Properties, nor are there any presently contemplated improvements to the Properties that may result in such special assessments.

          Section 8.6 Other Agreements; Defaults. Neither Borrower nor any Borrower Party is a party to any agreement or instrument or subject to any court order, injunction, permit, or restriction which might materially adversely affect any of the Properties, the business, operations, or condition (financial or otherwise) of Borrower or any Borrower Party or the conversion of Financing Partnership from a general partnership into a limited partnership. To the best of Borrower's knowledge, neither Borrower nor any Borrower Party is in violation of any agreement which violation would have a material adverse effect on any of the Properties, Borrower, or any Borrower Party or Borrower's or any Borrower Party's business, properties, or assets, operations or condition, financial or otherwise.

          Section 8.7 Title. Borrower has good, marketable and insurable fee or leasehold title, as applicable, to the Properties, free and clear of all
Liens whatsoever except the Permitted Encumbrances, such other Liens as are permitted pursuant to the Loan Documents and the Liens created by the Loan Documents. Upon recordation in the appropriate offices, each Mortgage shall create (i) a valid, perfected lien on the applicable Individual Property, subject only to Permitted Encumbrances and the Liens created by the Loan Documents and (ii) perfected security interests in and to, and perfected collateral assignments of, all personalty (including the Leases), all in accordance with the terms thereof, in each case subject only to any applicable Permitted Encumbrances, such other Liens as are permitted pursuant to the Loan Documents and the Liens created by the Loan Documents. To the best of Borrower's knowledge, there are no claims for payment for work, labor or materials affecting any of Borrower's Properties which are or may become a lien prior to, or of equal priority with, the liens created by the Loan Documents. None of the Permitted Encumbrances, individually or in the aggregate, materially interfere with the benefits of the security intended to be provided by the Mortgages and this Loan Agreement, materially and adversely affect the value of any Individual Property, impair the use or operations of any Individual Property or impair Borrower's ability to pay its obligations in a timely manner.

          Section 8.8  Compliance with Law.

          (a) Borrower and each Borrower Party have all requisite licenses, permits, franchises, qualifications, certificates of occupancy or other governmental authorizations to own, lease and operate each of the Properties and carry on its business, and each of the Properties is in compliance with all applicable legal requirements and is free of structural defects, and all building systems contained therein are in good working order, subject to ordinary wear and tear. Each of the Properties does not constitute, in whole or in part, a legally non-conforming use under applicable legal requirements;

          (b) No condemnation has been commenced or, to Borrower's knowledge, is contemplated with respect to all or any portion of the Properties or for the relocation of roadways providing access to the Properties; and

          (c) Each of the Properties has rights of access to public ways and is served by adequate water, sewer, sanitary sewer and storm drain facilities. Except as may be shown on the applicable survey, all public utilities necessary or convenient to the full use and enjoyment of the Properties are located in the public right-of-way abutting each of the Properties, and all such utilities are connected so as to serve the Properties without passing over other property, except to the extent such other property is subject to a perpetual easement for such utility benefiting each of the Properties. All roads necessary for the full utilization of each of the Properties for its current purpose have been completed and dedicated to public use and accepted by all governmental authorities.

          Section 8.9 Location of Borrower. Borrower's principal place of business and chief executive offices are located at the address stated in
Section 15.1.

          Section 8.10  ERISA.

          (a) As of the date hereof and throughout the term of the Loan, (i) Borrower is not and will not be an "employee benefit plan" as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which is subject to Title I of ERISA, and (ii) the assets of Borrower do not and will not constitute "plan assets" of one or more such plans for purposes of Title I of ERISA; and

          (b) As of the date hereof and throughout the term of the Loan (i) Borrower is not and will not be a "governmental plan" within the meaning of
Section 3(32) of ERISA and (ii) transactions by or with Borrower are not and will not be subject to state statutes applicable to Borrower regulating investments of and fiduciary obligations with respect to governmental plans.

          Section 8.11 Forfeiture. To the best of Borrower's knowledge, there has not been and shall never be committed by Borrower or any other person in occupancy of or involved with the operation or use of the Properties any act or omission affording the federal government or any state or local government the right of forfeiture as against the Properties or any part thereof or any monies paid in performance of Borrower's obligations under any of the Loan Documents. Borrower hereby covenants and agrees not to commit, permit or suffer to exist any act or omission affording such right of forfeiture.

          Section 8.12 Tax Filings. Borrower and each Borrower Party have filed (or have obtained effective extensions for filing) all federal, state and local tax returns required to be filed and have paid or made adequate provision for the payment of all federal, state and local taxes, charges and assessments payable by Borrower and each Borrower Party, respectively. Borrower and each Borrower Party believe that their respective tax returns properly reflect the income and taxes of Borrower and each Borrower Party, respectively, for the periods covered thereby, subject only to reasonable adjustments required by the Internal Revenue Service or other applicable tax authority upon audit.

          Section 8.13 Solvency. The Borrower (a) has not entered into the transaction or any Loan Document with the actual intent to hinder, delay, or defraud any creditor and (b) received reasonably equivalent value in exchange for its obligations under the Loan Documents. Giving effect to the Loan, the fair saleable value of Borrower's assets exceeds and will, immediately following the making of the Loan, exceed Borrower's total liabilities, including, without limitation, subordinated, unliquidated, disputed and contingent liabilities. The fair saleable value of Borrower's assets is and will, immediately following the making of the Loan, be greater than Borrower's probable liabilities, including the maximum amount of its contingent liabilities on its debts as such debts become absolute and matured. Borrower's assets do not and, immediately following the making of the Loan will not, constitute unreasonably small capital to carry out its business as conducted or as proposed to be conducted. Borrower does not intend to, and does not believe that it will, incur Indebtedness and liabilities (including contingent liabilities and other commitments) beyond its ability to pay such Indebtedness as they mature (taking into account the timing and amounts of cash to be received by Borrower and the amounts to be payable on or in respect of obligations of Borrower). Except as expressly disclosed to Lender in writing, no petition in bankruptcy has been filed against Borrower, Indemnitor, any guarantor or any Borrower Party in the last seven (7) years, and neither Borrower, Indemnitor, any guarantor or any Borrower Party in the last seven (7) years has ever made an assignment for the benefit of creditors or taken advantage of any insolvency act for the benefit of debtors.

          Section 8.14 Full and Accurate Disclosure. All information submitted by Borrower or any Borrower Party to Lender in connection with the Loan or in satisfaction of the terms thereof and all statements of fact made by Borrower or any Borrower Party in this Agreement or in any other Loan Document, are accurate, complete and correct in all material respects as of the date submitted or made. No statement of fact made by or on behalf of Borrower or any Borrower Party in this Agreement or in any of the other Loan Documents contains, as of the date submitted or made, any untrue statement of a material fact or omits to state, as of the date submitted or made, any material fact necessary to make statements contained herein or therein not misleading. There is no fact presently known to Borrower which has not been disclosed to Lender which adversely affects, nor as far as Borrower can foresee, might adversely affect, the Properties or the business, operations or condition (financial or otherwise) of Borrower or any Borrower Party.

          Section 8.15 Flood Zone. No portion of the improvements comprising each of the Properties is located in an area identified by the Secretary of Housing and Urban Development or any successor thereto as an area having special flood hazards pursuant to the National Flood Insurance Act of 1968, the Flood Disaster Protection Act of 1973 or the National Flood Insurance Act of 1994, as amended, or any successor law, or, if located within any such area, Borrower has obtained and will maintain the insurance prescribed in Section 5.1 hereof.

          Section 8.16 Federal Reserve Regulations. No part of the proceeds of the Loan will be used for the purpose of purchasing or acquiring any "margin stock" in a manner that violates in any respect Regulation U of the Board of Governors of the Federal Reserve System or for any other purpose which would be inconsistent with such Regulation U or any other Regulations of such Board of Governors, or for any purposes prohibited by Legal Requirements or by the terms and conditions of this Agreement or the other Loan Documents.

          Section 8.17 Insurance. Borrower has obtained and has delivered to Lender all insurance policies reflecting the insurance coverages, amounts and other requirements set forth in this Agreement. No claims have been made under any such Policy, and no Person, including Borrower, has done, by act or omission, anything which would impair the coverage of any such policy.

          Section 8.18 Use of Properties. Each of the Individual Properties is used primarily for retail purposes and other appurtenant and related uses.

          Section 8.19 Certificate of Occupancy; Licenses . All certifications, permits, licenses and approvals, including without limitation, certificates of completion and occupancy permits required for the legal use, occupancy and operation of each of the Individual Properties as a retail shopping mall (collectively, the "Licenses"), have been obtained and are in full force and effect. The Borrower shall keep and maintain all licenses necessary for the operation of each of the Individual Properties as a retail shopping center. The use being made of each Individual Property is in conformity with the certificate of occupancy issued for such Individual Property.

          Section 8.20 Physical Condition . Each of the Individual Properties, including, without limitation, all buildings, improvements, parking facilities, sidewalks, storm drainage systems, roofs, plumbing systems, HVAC systems, fire protection systems, electrical systems, equipment, elevators, exterior sidings and doors, landscaping, irrigation systems and all structural components, are in good condition, order and repair in all material respects, except for repairs and maintenance to be performed utilizing the Required Repair Funds. To the best of Borrower's knowledge, there exists no structural or other material defects or damages in any of the Individual Properties, whether latent or otherwise, and Borrower has not received notice from any insurance company or bonding company of any defects or inadequacies in any of the Individual Properties, or any part thereof, which would materially and adversely affect the insurability of the same or cause the imposition of extraordinary premiums or charges thereon or of any termination or threatened termination of any policy of insurance or bond.

          Section 8.21 Boundaries . Except as may be shown on the applicable survey, all of the improvements which were included in determining the appraised value of each Individual Property lie wholly within the boundaries and building restriction lines of such Individual Property, and no improvements on adjoining properties encroach upon such Individual Property, and no easements or other encumbrances upon the applicable Individual Property encroach upon any of the improvements, so as to affect the value or marketability of the applicable Individual Property except those which are insured against by title insurance.

          Section 8.22 Survey . The Survey for each of the Individual Properties delivered to Lender in connection with this Agreement has been prepared in accordance with the provisions of Section 4.1(c)(iii) hereof, and, to the best of Borrower's knowledge, does not fail to reflect any material matter affecting any of the Properties or the title thereto.

          Section 8.23 Loan to Value . The Loan is secured by interests in real property having a fair market value as of the date hereof at least equal to eighty percent (80%) of the original principal balance of the Loan.

          Section 8.24 Filing and Recording Taxes . All transfer taxes, deed stamps, intangible taxes or other amounts in the nature of transfer taxes required to be paid by any Person under applicable Legal Requirements currently in effect in connection with the transfer of the Properties to Borrower have been paid. All mortgage, mortgage recording, stamp, intangible or other similar tax required to be paid by any Person under applicable Legal Requirements currently in effect in connection with the execution, delivery, recordation, filing, registration, perfection or enforcement of any of the Loan Documents, including, without limitation, the Mortgage encumbering the Properties has been paid, and, under current Legal Requirements, the Mortgages encumbering the Properties are enforceable in accordance with their respective terms by Lender (or any subsequent holder thereof), except as such enforcement may be limited by bankruptcy, insolvency, reorganization moratorium or other laws relating to or affecting creditors' rights generally, and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).

          Section    8.25    Single   Purpose   Entity/Separateness.    Borrower
represents, warrants and covenants as follows:

          (a) The purpose for which the Borrower is organized shall be limited solely to (A) owning, holding, selling, leasing, transferring, exchanging, operating and managing the Properties, (B) entering into this Agreement with the Lender, (C) refinancing the Properties in connection with a permitted repayment of the Loan and (D) transacting any and all lawful business for which a Borrower may be organized under its constitutive law that is incident, necessary and appropriate to accomplish the foregoing.

          (b) Borrower does not own and will not own any asset or property other than (i) its interest in the Properties, and (ii) incidental personal property necessary for and used or to be used in connection with the ownership or operation of the Properties.

          (c) Borrower will not engage in any business other than the ownership, management and operation of the Properties.

          (d) Borrower will not enter into any contract or agreement with any Affiliate of the Borrower, any constituent party of Borrower, any guarantor or any Affiliate of any constituent party or any guarantor, except upon terms and conditions that are intrinsically fair, commercially reasonable and substantially similar to those that would be available on an arms-length basis with third parties not affiliated with the Borrower or its constituent party.

          (e) Borrower has not incurred and will not incur any Indebtedness other than (i) the Loan, (ii) trade and operational debt incurred in the ordinary course of business with trade creditors and in amounts as are normal and reasonable under the circumstances, provided such debt is not evidenced by a note, is paid within sixty (60) days of the date billed and such debt does not exceed five percent (5%) of the outstanding principal balance of the Loan at any one time, and (iii) Indebtedness incurred in the financing of equipment and other personal property used on the Properties provided that there shall not be greater than Seven Million Five Hundred Thousand ($7,500,000.00) in "capital lease obligations" as defined by GAAP with respect to the Properties, in the aggregate. No Indebtedness other than the Loan may be secured (subordinate or pari passu) by the Properties.

          (f) Borrower has not made and will not make any loans or advances to any entity or person (including any Affiliate or constituent party, any guarantor or any affiliate of any constituent party or guarantor), and shall not acquire obligations or securities of its affiliates or any constituent party.

          (g) Borrower is and will remain solvent and Borrower will pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) from its assets as the same shall become due.

          (h) Borrower has done or caused to be done and will do all things necessary to observe organizational formalities and preserve its existence, and Borrower will not, nor will Borrower permit any constituent party or any guarantor to amend, modify or otherwise change the partnership certificate, partnership agreement, articles of incorporation and bylaws, operating agreement, trust or other organizational documents of Borrower or such constituent party or guarantor without the prior written consent of Lender.

          (i) Borrower will maintain all of its books, records, financial statements and bank accounts separate from those of its Affiliates and any constituent party. Borrower's assets will not be listed as assets on the financial statement of any other entity, except as required by GAAP, provided, however, that any such consolidated financial statement shall contain a note indicating that the separate assets and liabilities of the Borrower are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity. Borrower will file its own tax returns and will not file a consolidated federal income tax return with any other corporation.
Borrower shall maintain its books, records, resolutions and agreements as official records.

          (j) Borrower will be, and at all times will hold itself out to the public as, a legal entity separate and distinct from any other entity (including any Affiliate of Borrower, any constituent party of Borrower, any guarantor or any Affiliate of any constituent party or guarantor), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct business in its own name, shall not identify itself or any of its Affiliates as a division or part of the other and shall maintain and utilize separate stationery, invoices and checks.

          (k)    Borrower  will  maintain  adequate  capital  for   the   normal
obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations.

          (l) Neither Borrower nor any constituent party will seek the dissolution, winding up, liquidation, consolidation or merger in whole or in part, or the sale of material assets of the Borrower.

          (m) Borrower will not commingle the funds of Borrower with those of any Affiliate or constituent party, any guarantor, or any Affiliate of any constituent party or guarantor, or any other person, and will not participate in any cash management system with any such party.

          (n) Borrower will not commingle its assets with those of any other person or entity and will hold all of its assets in its own name;

          (o) Borrower will not guarantee or become obligated for the debts of any other entity or person and does not and will not hold itself out as being responsible for the debts or obligations of any other person.

          (p) The general partner of WL Associates (the "WL General Partner") is a business trust duly formed under the laws of the State of Delaware whose sole asset is its interest in WL Associates. The general partner of Financing Partnership is a corporation formed under the laws of the State of Delaware whose sole assets are its interest in Financing Partnership ("Financing General Partner"; WL General Partner and Financing General Partner are collectively the "SPC Party"). The SPC Party will at all times comply, and will cause Borrower to comply, with each of the representations, warranties, and covenants contained in this Section 8.25 as if such representation, warranty or covenant was made directly by the SPC Party, other than the requirement of the SPC Party to file separate tax returns pursuant to Section 8.25(i).

          (q) WL Associates and Financing Partnership, respectively, shall at all times cause there to be at least two duly appointed trustees or directors (an "Independent Director") of the WL General Partner and Financing General Partner, respectively, that is selected by Borrower and reasonably satisfactory to Lender who shall not have been at the time of such individual's appointment or at any time thereafter, and may not have been at any time during the preceding five years (i) a shareholder of, or an officer, director, partner, beneficiary or employee of, Borrower or any of its shareholders, subsidiaries or affiliates, (ii) a customer of, or supplier to, Borrower or any of its shareholders, subsidiaries or affiliates, (iii) a person or other entity controlling or under common control with any such shareholder, partner, beneficiary, supplier or customer, (iv) a member of the immediate family of any such shareholder, officer, director, partner, beneficiary, employee, supplier or customer of Borrower; or (v) an employee, director, or officer of the Lender or any of its Affiliates. As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person or entity, whether through ownership of voting securities, by contract or otherwise.

          (r) WL Associates shall not cause or permit the trustees of WL General Partner to take any action which, under the terms of any certificate of trust, trust agreement or by-laws requires the vote of the trustees of WL General Partner unless at the time of such action there shall be at least two trustees who are Independent Directors. Financing Partnership shall not cause or permit the directors of Financing General Partner to take any action which, under the certificate of incorporation or by-laws requires the vote of the directors unless at the time of such action there shall be at least two directors who are Independent Directors.

          (s) Borrower shall conduct its business so that the assumptions made with respect to Borrower in that certain opinion letter pertaining to substantive consolidation (the "Insolvency Opinion") delivered by Reed Smith Shaw & McClay LLP in connection with the Loan shall be true and correct in all respects.

          (t) Borrower shall allocate fairly and reasonably any overhead expenses that are shared with an affiliate, including paying for office space and services performed by any employee of an affiliate.

          (u) The stationery, invoices, and checks utilized by Borrower or utilized to collect its funds or pay its expenses shall bear its own name and shall not bear the name of any other entity unless such entity is clearly designated as being Borrower's agent.

          (v) Borrower shall not pledge its assets for the benefit of any other person or entity, other than with respect to the Loan.

          (w) Borrower shall correct any known misunderstanding regarding its separate identity.

          (x) Borrower shall not identify itself as a division of any other person or entity.

          (y) Borrower shall pay the salaries of its own employees from its own funds.

          (z) Borrower shall maintain a sufficient number of employees in light of its contemplated business operations.

          Section 8.26 Management Agreement. The Management Agreement, pursuant to which Manager operates the Properties is in full force and effect and there is no default or violation by any party thereunder. The fee due under the Management Agreement, and the terms and provisions of the Management Agreement, are subordinate to this Agreement and the applicable Mortgage and the Manager shall attorn to Lender. Borrower shall not terminate, cancel, modify, renew or extend the Management Agreement, or enter into any agreement relating to the management or operation of the Properties with Manager or any other party without the express written consent of Lender, which consent shall not be unreasonably withheld. If at any time Lender consents to the appointment of a new manager, such new manager and Borrower shall, as a condition of Lender's consent, execute a Manager's Consent and Subordination of Management Agreement in the form then used by Lender. In addition, Lender's consent to a new manager may be conditioned upon Borrower delivering evidence in writing from the applicable Rating Agencies to the effect that such new manager will not result in a downgrade, withdrawal or qualification of the respective ratings then in effect for any Securities issued in connection with a Securitization. Borrower shall reimburse Lender for all reasonable costs and expenses that Lender actually incurs in connection with the appointment of a new manager, including, without limitation, reasonable attorneys' fees and expenses.

          Section 8.27 Investment Company Act. The Borrower is not (a) an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended; (b) a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the mean of the Public Utility Holding Company Act of 1935, as amended; or (c) subject to any other federal or state law or regulation which purports to restrict or regulate its ability to borrow money.

          Section  8.28  Ground Lease Representations and Warranties.   Borrower
hereby represents and warrants to Lender the following with respect to each Ground Lease:

          (a) Recording; Modification. A memorandum of the Ground Lease (but not every amendment pertaining to the Ground Lease) has been duly recorded, the Ground Lease permits the interest of the Borrower to be encumbered by a mortgage or the Ground Lessor has approved and consented to the encumbrance of the applicable Individual Property by the Mortgage and there have not been amendments or modifications to the terms of the Ground Lease since recordation of the memorandum of ground lease pertaining thereto, with the exception of written instruments which have been recorded. The Ground Lease may not be canceled, terminated, surrendered or amended without the prior written consent of Lender.

          (b) No Liens. Except for the Permitted Encumbrances, the Borrower's interest in the Ground Lease is not subject to any liens or encumbrances superior to, or of equal priority with, the applicable Mortgage other than the Ground Lessor's related fee interest.

          (c) Ground Lease Assignable. The Borrower's interest in the Ground Lease is assignable to the Lender upon notice to, but without the consent of, the Ground Lessor (or, if any such consent is required, it has been obtained prior to the Closing Date). The Ground Lease is further assignable by Lender, its successors and assigns without Ground Lessor's consent.

          (d) Default. As of the date hereof, the Ground Lease is in full force and effect and no default has occurred under the Ground Lease and there is no existing condition which, but for the passage of time or the giving of notice, could result in a default under the terms of the Ground Lease.

          (e) Notice. The Ground Lease requires the Ground Lessor to give notice of any default by the Borrower to the Lender. The Ground Lease, or an estoppel letter received by the Lender from Ground Lessor, further provides that notice of termination given under the Ground Lease is not effective against he Lender unless a copy of the notice has been delivered to the Lender in the manner described in the Ground Lease.

          (f) Cure. The Lender is permitted the opportunity (including, where necessary, additional time to gain possession of the interest of the Borrower under the Ground Lease) to cure any default under the Ground Lease, which is curable after the receipt of notice of any of the default before the Landlord thereunder may terminate the Ground Lease.

          (g) Term. Other than those Ground Leases in which the Lender has been granted a mortgage, deed of trust, or other security instrument with respect to the fee interest on the real property underlying such Ground Leases, the Ground Leases have a term which extends not less than ten (10) years beyond the Maturity Date.

          (h) New Lease. The Ground Lease requires the Ground Lessor to enter into a new lease upon termination of the Ground Lease for any reason, including rejection of the Ground Lease in a bankruptcy proceeding.

          (i) Insurance Proceeds. Under the terms of this Agreement, the Ground Lease and the applicable Mortgage, taken together, any related insurance and condemnation proceeds will be applied either to the repair or restoration of all or part of the applicable Individual Property, with the Lender having the right, subject to the provisions contained herein, to hold and disburse the proceeds as the repair or restoration progresses, or to the payment of the outstanding principal balance of the Loan together with any accrued interest thereon.

          (j) Subleasing. The Ground Lease does not impose any restrictions on subleasing other than the Uniontown Ground Lease with the County of Fayette which requires the ground lessee to remain liable upon subleasing.

          Section 8.29 Reciprocal Easement Agreements. To Borrower's knowledge, the reciprocal easement agreements, declaration of easements or other similar agreements effecting any Individual Property are in full force and effect and there is no default or violation by any party thereunder.


                                    ARTICLE 9

                               FINANCIAL REPORTING

          Section 9.1  Financial Statements

          (a) Obligations of Borrower. (i) Borrower will keep and maintain or will cause to be kept and maintained, in accordance with GAAP proper and accurate books, records and accounts reflecting all of the financial affairs of Borrower and all items of income and expense in connection with the operation on an individual basis of each of the Individual Properties. Lender shall have the right from time to time at all times during normal business hours to examine such books, records and accounts at the office of Borrower or other Person maintaining such books, records and accounts and to make such copies or extracts thereof as Lender shall desire. After the occurrence of an Event of Default, Borrower shall pay any costs and expenses incurred by Lender to examine Borrower's accounting records with respect to the Properties, as Lender shall determine to be necessary or appropriate in the protection of Lender's interest.

          (b) Monthly Reports. Within forty-five (45) days after the end of each calendar month, Borrower shall furnish to Lender with respect to each Individual Property a detailed operating statement (showing monthly activity and year-to-date) stating Operating Revenues, Operating Expenses and Net Operating Income for the calendar month just ended, a rent roll for the subject month and other documentation supporting the information disclosed in the most recent financial statements.

          (c) Quarterly Reports. Within forty-five (45) days after the end of each calendar quarter, Borrower shall furnish to Lender with respect to each Individual Property a detailed operating statement (showing quarterly activity and year-to-date) stating Operating Revenues, Operating Expenses, Net Operating Income and Capital Expenditures for the calendar quarter just ended, an occupancy statement for the subject quarter and as requested by Lender a written statement setting forth any material variance from the Approved Annual Budget if such Approved Annual Budget is required hereunder to be delivered to Lender. Borrower's quarterly statements shall be accompanied by (i) if an Approved Annual Budget exists, a comparison of the budgeted income and expenses and the actual income and expenses for the prior calendar quarter, and (ii) a certificate executed by the chief financial officer or chief accounting officer of Borrower stating that each such quarterly statement presents fairly the financial condition and the results of operations of the Borrower and the Properties being reported upon and has been prepared in accordance with this Agreement.

          (d) Annual Reports. Each Borrower will furnish to Lender annually, within ninety (90) days following the end of each calendar year, a complete copy of its annual financial statements as well as the annual financial statements of the REIT and Operating Partnership, which financial statements of the REIT and Operating Partnership shall be consolidated. Each such statement shall be prepared in accordance with GAAP and audited by a "Big Six" accounting firm or other independent certified public accountants acceptable to Lender, whose audit report thereon, unqualified as to scope, shall be included. Such audited financial statements shall include a balance sheet, and statements of income and of cash flows for the year, together with footnotes and with respect to each Individual Borrower supplementary combining balance sheets and combining statements of Net Operating Income which shall include the balance sheet and statements of Net Operating Income of each Individual Property. The audited financial statements of each Borrower shall be accompanied by the following items which shall be certified by the chief financial officer or chief accounting officer of each Borrower, as applicable: (i) if an Approved Annual Budget exists, a comparison of the actual income and expenses for the year by Individual Property with the budgeted income and expenses and the prior year actual income expenses, and (ii) a reconciliation of the income statement to the annual amounts of Operating Income, Operating Expenses, Net Operating Income and Capital Expenditures for each Individual Property. In addition, such financial statements shall also be accompanied by a certificate of the chief financial officer or chief accounting officer of Borrower stating that the representations and warranties of Borrower set forth in Section 8.25 are true and correct as of the date of such certificate and that there are no trade payables outstanding for more than sixty (60) days past their stated (contractual) due dates.

          (e) Certification; Supporting Documentation. Each such financial statement shall be in scope and detail satisfactory to Lender and the monthly and quarterly statements shall be certified by the chief financial officer or chief accounting officer of Borrower, the REIT and the Operating Partnership, as applicable.

          (f) Additional Reports. Borrower shall deliver to Lender as soon as reasonably available but in no event later than thirty (30) days after such items become available to Borrower in final form:

               (i) copies of any final engineering or environmental reports prepared for Borrower with respect to an Individual Property;

               (ii) a copy of any notice received by Borrower from any environmental authority having jurisdiction over an Individual Property with respect to a condition existing or alleged to exist or emanate from or at an Individual Property;

               (iii) a summary report containing each of the following with respect to the Properties for the most recently completed calendar year: (A) aggregate sales by tenants under Leases or other occupants of an Individual Property (actual and on a comparable store basis),
          (B) rent per square foot payable by each tenant and (C) aggregate occupancy of an Individual Property by anchor space and in-line store space as of December 31x; and

               (iv) if requested by Lender, a summary report listing only tenants and square footage occupied by such tenants.

          Section 9.2 Accounting Principles . All financial statements shall be prepared in accordance with generally accepted accounting principles in the United States of America as in effect on the date so indicated ("GAAP") or such other accounting basis reasonably acceptable for Lender.

          Section 9.3 Other Information; Access. Borrower shall deliver to Lender such additional information regarding Borrower, its subsidiaries, its business, any Borrower Party, and any of the Properties within thirty (30) days after Lender's written request therefor. Borrower shall, upon prior written notice, permit Lender to examine such records, books and papers of Borrower which reflect upon its financial condition and the income and expenses of each of the Properties; such examination to occur in Johnstown, Pennsylvania if impractical or overly expensive to be conducted elsewhere.

          Section 9.4 Format of Delivery. Any reports, statements or other information required to be delivered under this Agreement shall be delivered (a) in paper form and (b) if requested by Lender and within the capabilities of Borrower's data systems without change or modification thereto, in electronic form, or on diskette, and prepared using Microsoft Word for Windows or WordPerfect for Windows files (which files may be prepared using a spreadsheet program and saved as word processing files). The Borrower agrees that all financial information delivered pursuant to this Article IX may be released on an ongoing basis to investors, prospective investors and other parties (including, without limitation, Rating Agencies) with respect to any Securitization; provided, however, Borrower may request a list of such investors or prospective investors who have been delivered such financial information.

          Section 9.5 Additional Financial Requirements. If requested by Lender and required in connection with a Securitization or any other Exchange Act or Securities Act filing, Borrower shall provide Lender with the following financial statements (it being understood that Lender shall request such financial statements if it anticipates that the principal amount of the Loan at the time of Securitization may or if the principal amount of the Loan at any time during which the Loan is included in a Securitization does, equal or exceed 20% of the aggregate principal amount of all mortgage loans included in the Securitization) and summaries of such financial statements if the principal amount of the Loan at any such time equals or exceeds 10% of such aggregate principal amount:

          (a) If a Securitization has occurred in which the Securities are sold in a public offering, a balance sheet with respect to the Properties on a combined basis for the two most recent fiscal years, meeting the requirements of
Section 210.3-01 of Regulation S-X of the Securities Act and statements of income and statements of cash flows with respect to the Properties on a combined basis for the three most recent fiscal years, meeting the requirements of
Section 210.3-02 of Regulation S-X, and, to the extent that such balance sheet is more than 135 days old as of the date of the document in which such financial statements are included, interim financial statements of the Properties meeting the requirements of Section 210.3-01 and 210.3-02 of Regulation S-X (all of such financial statements, collectively, the "Standard Statements"); provided, however, that with respect to any Properties (other than Properties that are hotels, nursing homes, or other properties that would be deemed to constitute a business and not real estate under Regulation S-X or other Legal Requirements) that have been acquired by the Borrower from an unaffiliated third party (such Properties, "Acquired Properties"), as to which the other conditions set forth in Section 210.3.14 of Regulation S-X for provision of financial statements in accordance with such Section have been met, in lieu of the Standard Statements otherwise required by this section, the Borrower shall instead provide the financial statements required by such Section 210.3-14 of Regulation S-X ("Acquired Property Statements").

          (b) If a Securitization has occurred in which the Securities are sold in a public offering, not later than forty-five (45) days after the end of each fiscal quarter following the Closing Date, a balance sheet of the Properties on a combined basis as of the end of such fiscal quarter, meeting the requirements of Section 210.3-01 of Regulation S-X, and statements of income and statements of cash flows of the Properties on a combined basis for the period commencing following the last day of the most recent fiscal year and ending on the date of such balance sheet and for the corresponding period of the most recent fiscal year, meeting the requirements of Section 210.3-02 of Regulation S-X (provided, that if for such corresponding period of the most recent fiscal year Acquired Property Statements were permitted to be provided hereunder pursuant to subsection (a) above, the Borrower shall instead provide Acquired Property
Statements for such corresponding period). If requested by Lender, Borrower shall also provide "summarized financial information," as defined in Section 210.1-02(bb) of Regulation S-X, with respect to such quarterly financial statements.

          (c) If a Securitization has occurred in which the Securities are sold in a public offering, not later than 75 days after the end of each fiscal year following the Closing Date, a balance sheet of the Properties on a combined basis as of the end of such fiscal year, meeting the requirements of Section 210.3-01 of Regulation S-X, and statements of income and statements of cash flows of the Properties on a combined basis for such fiscal year, meeting the requirements of Section 210.3-02 of Regulation S-X. If requested by Lender, Borrower shall provide summarized financial information with respect to such annual financial statements.

          (d) Upon ten business days notice from the Lender in connection with the Securitization of this Loan, such additional financial statements, such that, as of the date (each an "Offering Document Date") of each Disclosure Document, Borrower shall have provided Lender with all financial statements as described in subsection (a) above; provided that the fiscal year and interim periods for which such financial statements shall be provided shall be determined as of such Offering Document Date.

          (e) In the event Lender determines, in connection with a Securitization, that the financial statements required in order to comply with Regulation S-X or other Legal Requirements are other than as provided herein, then notwithstanding the provisions of this subsection, Lender may request, and Borrower shall promptly provide, such combination of Acquired Property Statement and/or Standard Statements as may be necessary for such compliance.

          (f) Any other or additional financial statements, or financial, statistical or operating information, as shall be required pursuant to Regulation S-X or other Legal Requirements in connection with any Disclosure Document or any filing under or pursuant to the Exchange Act in connection with or relating to a Securitization (hereinafter an "Exchange Act Filing") or as shall otherwise be reasonably requested by the Lender to meet disclosure, rating agency or marketing requirements.

          (g) All financial statements provided by Borrower hereunder shall be prepared in accordance with GAAP, and shall meet the requirements of Regulation S-X and other applicable Legal Requirements. All financial statements relating to a fiscal year shall be audited by independent accountants of the Borrower acceptable to Lender in accordance with Regulation S-X and all other applicable Legal Requirements, shall be accompanied by the manually executed report of the independent accountants thereon, which report shall meet the requirements of Regulation S-X and all other applicable Legal Requirements, and shall be further accompanied by a manually executed written consent of the independent accountants, in form and substance acceptable to Lender, to the inclusion of such financial statements in any Disclosure Document and any Exchange Act Filing and to the use of the name of such independent accountants and the reference to such independent accountants as "experts" in any Disclosure Document and Exchange Act Filing, all of which shall be provided at the same time as the related financial statements are required to be provided. All other financial statements shall be certified by the chief financial officer or administrative member of the Borrower, which certification shall state that such financial statements meet the requirements set forth in the first sentence of this subsection (g).


                                   ARTICLE 10

                                    COVENANTS

          Borrower covenants and agrees with Lender as follows:

          Section 10.1 Due on Sale and Encumbrance; Transfers of Interests. Subject to the provisions of Section 14.2 hereof and except as otherwise permitted under Sections 2.8, 2.9, 2.10 and 7.2 hereof, without the prior written consent of Lender, neither Borrower nor any other Person having an ownership or beneficial interest in Borrower shall sell, transfer, convey, mortgage, pledge, or assign any interest in any of the Properties or any part thereof or further encumber, alienate, grant a Lien or grant any other interest in any of the Properties or any part thereof, whether voluntarily or involuntarily, in violation of the covenants and conditions set forth in the Loan Documents.

          Section 10.2 Taxes; Utility Charges. Borrower shall pay before any fine, penalty, interest or cost may be added thereto, and shall not enter into any agreement to defer, any real estate taxes and assessments, franchise taxes and charges, and other governmental charges (the "Taxes") that may become a Lien upon any of the Properties or become payable during the term of the Loan; provided, however; Borrower may contest the validity of Taxes so long as (a) Borrower notifies Lender that it intends to contest such Taxes, (b) Borrower provides Lender with an indemnity, bond or other security satisfactory to Lender assuring the discharge of Borrower's obligations for such Taxes, including interest and penalties, (c) Borrower is diligently contesting the same by appropriate legal proceedings in good faith and at its own expense and concludes such contest prior to the tenth (10th) day preceding the earlier to occur of the Maturity Date or the date on which the Individual Property is scheduled to be sold for non-payment, (d) Borrower promptly upon final determination thereof pays the amount of any such Taxes, together with all costs, interest and penalties which may be payable in connection therewith; and (e) notwithstanding the foregoing, Borrower shall immediately upon request of Lender pay any such Taxes notwithstanding such contest if, in the opinion of Lender, any Individual Property or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, canceled or lost. Lender may pay over any cash deposit or part thereof to the claimant entitled thereto at any time when, in the judgment of Lender, the entitlement of such claimant is established. Borrower's compliance with Section 5.4 of this Agreement relating to impounds for Taxes shall, with respect to payment of such Taxes, be deemed compliance with this Section 10.2. Borrower shall not suffer or permit the joint assessment of any of the Properties with any other real property constituting a separate tax lot or with any other real or personal property. Borrower shall promptly pay for all utility services provided to each of the Properties.

          Section 10.3 Management. The Manager shall hold and maintain all necessary licenses, certifications and permits required by law. Borrower shall fully perform all of its covenants, agreements and obligations under the Management Agreement.

          Section 10.4 Operation; Maintenance; Inspection. Borrower shall observe and comply with all legal requirements applicable to the ownership, use and operation of each of the Properties; provided, however, Borrower may contest the observance of and compliance with such legal requirements so long as
(a)  Borrower  notifies  Lender that it intends to  contest  such  requirements,
(b) Borrower is diligently contesting the same by appropriate legal proceedings in good faith and at its own expense and concludes such contest prior to the tenth (10th) day preceding the Maturity Date, and (c) Borrower shall immediately terminate such contest if, in the opinion of Lender, any Individual Property or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, canceled or lost. Borrower shall maintain each of the Properties in good condition and promptly repair any damage or casualty, reasonable wear and tear excepted. Borrower shall fully perform all of its covenants, agreements and obligations under any reciprocal easement agreement, declaration of easement or similar agreement effecting any Individual Property. Borrower shall permit Lender and its agents, representatives and employees, upon reasonable prior notice to Borrower, to inspect any of the Properties and conduct such environmental and engineering studies as Lender may require, provided such inspections and studies do not materially interfere with the use and operation of the Properties.

          Section 10.5 Taxes on Security. Borrower shall pay all taxes, charges, filing, registration and recording fees, excises and levies payable with respect to the Note or the Liens created or secured by the Loan Documents, other than income, franchise and doing business taxes imposed on Lender. If there shall be enacted any law (a) deducting the Loan from the value of any of the Properties for the purpose of taxation, (b) affecting any Lien on the Properties, or (c) changing existing laws of taxation of mortgages, deeds of trust, security deeds, or debts secured by real property, or changing the manner of collecting any such taxes, Borrower shall promptly pay to Lender, on demand, all taxes, costs and charges for which Lender is or may be liable as a result thereof; however, if such payment would be prohibited by law or would render the Loan usurious, then instead of collecting such payment, Lender may declare all amounts owing under the Loan Documents to be immediately due and payable.

          Section 10.6 Legal Existence; Name, Etc. Borrower and each SPC Party shall preserve and keep in full force and effect its entity status, franchises, rights and privileges under the laws of the state of its formation, and all qualifications, licenses and permits applicable to the ownership, use and operation of the Properties. Subject to Section 14.2, neither Borrower nor any general partner or managing member of Borrower shall wind up, liquidate, dissolve, reorganize, merge, or consolidate with or into, or convey, sell, assign, transfer, lease, or otherwise dispose of all or substantially all of its assets, or acquire all or substantially all of the assets of the business of any Person. Subject to Section 14.2, Borrower shall not change its name, identity, or organizational structure, or the location of its chief executive office or principal place of business unless Borrower (a) shall have obtained the prior written consent of Lender to such change (which consent shall not be unreasonably withheld, conditioned or delayed), and (b) shall have taken all actions necessary or requested by Lender to file or amend any financing statement or continuation statement to assure perfection and continuation of perfection of security interests under the Loan Documents.

          Section 10.7 Further Assurances. Borrower shall promptly (a) cure any defects in the execution and delivery of the Loan Documents, and (b) execute and deliver, or cause to be executed and delivered, all such other documents, agreements and instruments as Lender may reasonably request to further evidence and more fully describe the collateral for the Loan, to correct any omissions in the Loan Documents, to perfect, protect or preserve any liens created under any of the Loan Documents, or to make any recordings, file any notices, or obtain any consents, as may be necessary to carry out the terms and requirements hereof. Borrower grants Lender an irrevocable power of attorney coupled with an interest for the purpose of exercising and perfecting any and all rights and remedies available to Lender under the Loan Documents, at law and in equity, including without limitation such rights and remedies available to Lender pursuant to this Section 10.7.

          Section 10.8 Estoppel Certificates. Borrower, within ten (10) days after request, shall furnish to Lender a written statement, duly acknowledged, setting forth to the best of Borrower's knowledge the amount due on the Loan, the terms of payment of the Loan, the date to which interest has been paid, whether any offsets or defenses exist against the Loan and, if any are alleged to exist, the nature thereof in detail, and such other matters as Lender reasonably may request.

          Section 10.9 Notice of Certain Events. Borrower shall promptly notify Lender of (a) any or Event of Default, together with a detailed statement of the steps being taken to cure such or Event of Default; (b) any notice of default received by Borrower under other obligations relating to any of the Properties or otherwise material to Borrower's business; and (c) any threatened or pending legal, judicial or regulatory proceedings, including any dispute between Borrower and any governmental authority, affecting Borrower or the Properties which, if adversely determined, would have a material adverse effect on Borrower's ability to perform its obligations hereunder.

          Section 10.10 Indemnification. Borrower shall protect, defend, indemnify and save harmless Lender its shareholders, directors, officers, employees and agents from and against all liabilities, obligations, claims, damages, penalties, causes of action, costs and expenses (including without limitation reasonable attorneys' fees and expenses), imposed upon or incurred by or asserted against Lender (other than due to Lender's gross negligence or willful misconduct) by reason of (a) ownership of the Mortgages, the Properties or any interest therein or receipt of any rents; (b) any accident, injury to or death of persons or loss of or damage to property occurring in, on or about any of the Properties or any part thereof or on the adjoining sidewalks, curbs, adjacent property or adjacent parking areas, streets or ways; (c) any use, nonuse or condition in, on or about any of the Properties or any part thereof or on the adjoining sidewalks, curbs, adjacent property or adjacent parking areas, streets or ways; (d) performance of any labor or services or the furnishing of any materials or other property in respect of any of the Properties or any part thereof; and (e) the failure of Borrower to file timely with the Internal Revenue Service an accurate Form 1099-B, Statement for Recipients of Proceeds from Real Estate, Broker and Barter Exchange Transactions, which may be required in connection with this Agreement, or to supply a copy thereof in a timely fashion to the recipient of the proceeds of the transaction in connection with which this Agreement is made. Any amounts payable to Lender by reason of the application of this section shall become immediately due and payable and shall bear interest at the Default Rate from the date loss or damage is sustained by Lender until paid.

          Section 10.11 Payment For Labor and Materials. Borrower will promptly pay when due all bills and costs for labor, materials, and specifically fabricated materials incurred in connection with any Individual Property and never permit to exist beyond the due date thereof in respect of any Individual Property or any part thereof any lien or security interest, even though inferior to the liens and the security interest hereof, and in any event never permit to be created or exist in respect of any Individual Property or any part thereof any other or additional lien or security interest other than the liens or security interests hereof, except for the Permitted Encumbrances.

          Section 10.12 Alterations. Borrower shall obtain Lender's prior written consent, which consent shall not be unreasonably withheld or delayed to any alterations to any Improvements on any Individual Property that may have a material adverse effect on Borrower's financial condition, the use, operation or value of any Individual Property or the Net Operating Income with respect to the Individual Property, other than (a) tenant improvement work performed pursuant to the terms of any Lease executed before the date hereof, (b) tenant improvement work performed pursuant to the terms and provisions of a Lease and not materially adversely affecting any structural component of any Improvements, any utility or HVAC system contained in any Improvements or the exterior of any building constituting a part of any Improvements, or (c) alterations performed in connection with the restoration of the Individual Property after the occurrence  of  a  casualty or condemnation in accordance  with  the  terms  and provisions of this Agreement. Other than with respect to a casualty or condemnation, if the total unpaid amounts due and payable with respect to alterations to the Improvements (other than such amounts to be paid or reimbursed by tenants under the Leases) for and Individual Property shall at any time exceed five percent (5%) of the Release Amount for such Individual Property (the "Threshold Amount"), Borrower shall promptly deliver to Lender as security for the payment of such amounts and as additional security for Borrower's obligations under the Loan Documents any of the following: (1) cash, (2) U.S. Obligations, (3) other securities having a rating acceptable to Lender and that the applicable Rating Agencies have confirmed in writing will not, in and of itself, result in a downgrade, withdrawal or qualification of the initial, or, if higher, then current ratings assigned in connection with any Securitization, or (4) a completion bond or irrevocable letter of credit (payable on sight draft only) issued by a financial institution having a rating, by Standard & Poor's Ratings Group of not less than A-1+, and by Moody's Investors Service, Inc. of not less than A-1, if the term of such bond or letter of credit is no longer than three (3) months or, if such term is in excess of three (3) months, issued by a financial institution having a rating that is acceptable to Lender and that the applicable Rating Agencies have confirmed in writing will not, in and of itself, result in a downgrade, withdrawal or qualification of the initial, or, if higher, then current ratings assigned in connection with any Securitization. Such security shall be in an amount equal to the excess of the total unpaid amounts with respect to alterations to the Improvements on the applicable Individual Property (other than such amounts to be paid or reimbursed by tenants under the Leases) over the Threshold Amount and may be reduced from time to time by the cost estimated by Lender to terminate any of the alterations and restore the applicable Individual Property to the extent necessary to prevent any material adverse effect on the use, operation or value of the applicable Individual Property or the Net Operating Income with respect to the Individual Property. Borrower shall reimburse Lender for all reasonable third party costs and expenses that Lender actually incurs in connection with any alterations pursuant to this Section 10.12, including, without limitation, reasonable attorneys' fee and expenses.

          Section 10.13  Handicapped Access.

          (a) Borrower agrees that the Properties shall at all times comply in all material respects to the extent applicable with the requirements of the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, all state and local laws and ordinances related to handicapped access and all rules, regulations, and orders issued pursuant thereto including, without limitation, the Americans with Disabilities Act Accessibility Guidelines for Buildings and Facilities (collectively, "Access Laws").

          (b) Notwithstanding any provisions set forth herein or in any other document regarding Lender's approval of alterations of the Properties, Borrower shall not alter the Properties in any manner which would increase Borrower's responsibilities for compliance with the applicable Access Laws without the prior written approval of Lender. The foregoing shall apply to tenant improvements constructed by Borrower or by any of its tenants. Lender may condition any such approval upon receipt of a certificate of Access Law compliance from an architect, engineer, or other person acceptable to Lender.

          (c) Borrower agrees to give prompt notice to Lender of the receipt by Borrower of any complaints related to violation of any Access Laws and of the commencement of any proceedings or investigations which relate to compliance with applicable Access Laws.

          Section   10.14    Additional  Retail  Covenants.   Borrower   further
covenants and agrees with Lender as follows:

          (a) Borrower shall cause the retail property located on the Individual Property to be operated pursuant to the Management Agreement.

          (b)  Borrower shall:

               (i) promptly perform and/or observe all of the covenants and agreements required to be performed and observed by it under the Management Agreement and do all things necessary to preserve and to keep unimpaired its material rights thereunder;

               (ii) promptly notify Lender of any default under the Management Agreement of which it is aware; and

               (iii) promptly enforce the performance and observance of all of the covenants and agreements required to be performed and/or observed by the manager under the Management Agreement.

               (c)  Borrower shall not, without Lender's prior consent:

               (i)  surrender, terminate or cancel the Management Agreement;

               (ii) reduce or consent to the reduction of the term of the Management Agreement;

               (iii) increase or consent to the increase of the amount of any charges under the Management Agreement; or

               (iv) otherwise modify, change, supplement, alter or amend, or waive or release any of its rights and remedies under the Management Agreement in any material respect.

          (d) Borrower will enter into and cause the Manager to enter into an assignment and subordination of such Management Agreement in form satisfactory to Lender, assigning and subordinating the manager's interest in the Individual Property and all fees and other rights of the Manager pursuant to such Management Agreement to the rights of Lender.


                                   ARTICLE 11

                                EVENTS OF DEFAULT

          Each of the following shall constitute a default (each, an "Event of Default") under the Loan:

          Section 11.1 Payments. Borrower's failure to pay any regularly scheduled installment of principal, interest or other amount due under the Loan Documents on the day it is due, or Borrower's failure to pay the Loan at the Maturity Date, whether by acceleration or otherwise.

          Section 11.2 Insurance. Borrower's failure to maintain in full force and effect the insurance required under Section 5.1 of this Agreement, unless Borrower has deposited with Lender pursuant to Section 5.4 hereof sufficient amounts to make such payments.

          Section 11.3 Single Purpose Entity. If Borrower breaches any of its covenants contained in Section 8.25 hereof and does not cure such breach within ten (10) days after written notice by Lender to Borrower.

          Section 11.4 Insolvency Opinion. If any of the assumptions contained in the Insolvency Opinion, or in any other "non-consolidation" opinion delivered to Lender in connection with the Loan, or in any other "non-consolidation" delivered subsequent to the closing of the Loan, is or shall become untrue in any material respect.

          Section 11.5 Taxes. If any of the Taxes are not paid when the same are due and payable prior to incurring any penalty, unless Borrower contests the validity of Taxes in accordance with Section 10.2 hereof or Borrower has deposited with Lender pursuant to Section 5.4 hereof a sufficient amount of funds to pay such Taxes when due and payable prior to incurring any penalty.

          Section 11.6 Sale, Encumbrance, Etc. The sale, transfer, conveyance, pledge, mortgage or assignment of any part or all of an Individual Property, or any interest therein, or of any interest in Borrower, in violation of the Loan Documents.

          Section 11.7 Representations and Warranties. Any representation or warranty made in any Loan Document proves to be untrue in any material respect when made or deemed made provided, however, no Event of Default shall arise under this Section 11.7 if (a) the facts which give rise to the incorrect representation or warranty are capable of being cured by Borrower and (b) such underlying facts are cured by Borrower within fifteen (15) days of notice given to Borrower by Lender of the existence of such incorrect representation or warranty.

          Section 11.8 Other Encumbrances. Any default under any document or instrument, other than the Loan Documents, evidencing or creating a Lien on an Individual Property or any part thereof.

          Section 11.9 Involuntary Bankruptcy or Other Proceeding. Commencement of an involuntary case or other proceeding against Borrower, any Borrower Party or any other Person having an ownership or security interest in the Individual Property (each, a "Bankruptcy Party") which seeks liquidation, reorganization or other relief with respect to it or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeks the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any of its property, and such involuntary case or other proceeding shall remain undismissed or unstayed for a period of ninety (90) days; or an order for relief against a Bankruptcy Party shall be entered in any such case under the Federal Bankruptcy Code.

          Section 11.10 Voluntary Petitions, Etc. Commencement by a Bankruptcy Party of a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts or other liabilities under any bankruptcy, insolvency or other similar law or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official for it or any of its property, or consent by a Bankruptcy Party to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or the making by a Bankruptcy Party of a general assignment for the benefit of creditors, or the failure by a Bankruptcy Party, or the admission by a Bankruptcy Party in writing of its inability, to pay its debts generally as they become due, or any action by a Bankruptcy Party to authorize or effect any of the foregoing;

          Section 11.11 Ground Lease Rent. If Borrower shall fail in the payment of any rent, additional rent or other charge mentioned in or made payable by any Ground Lease as and when such rent or other charge is payable, unless Borrower has deposited with Lender pursuant to Section 3.1(e) hereof a sufficient amount of funds to pay such amounts prior to their due dates.

          Section 11.12 Ground Lease Default. If there shall occur any "Event of Default" by Borrower, as tenant under any Ground Lease, in the observance or performance of any term, covenant or condition of a Ground Lease on the part of Borrower, to be observed or performed, and said default is not cured prior to the expiration of any applicable grace period therein provided, or if any one or more of the events referred to in a Ground Lease shall occur which would cause the Ground Lease to terminate without notice or action by the landlord under the applicable Ground Lease or which would entitle the Ground Lessor to terminate the Ground Lease and the term thereof by giving notice to Borrower, as tenant thereunder, or if the leasehold estate created by any Ground Lease shall be surrendered or any Ground Lease shall be terminated or canceled for any reason or under any circumstances whatsoever, or if any of the terms, covenants or conditions of any Ground Lease shall in any manner be modified, changed, supplemented, altered, or amended without the consent of Lender.

          Section 11.13 Secured Credit Line . If prior to a Securitization, there shall occur any default by the REIT, the Operating Partnership or any other borrower in the observance or performance of any term, covenant or condition of the Credit Agreement to be observed or performed beyond the expiration of any applicable grace and/or notice period required thereunder.

          Section 11.14 Covenants. Borrower's failure to perform or observe any of the agreements and covenants contained in this Agreement or in any of the other Loan Documents and not specified above in Sections 11.1 to 11.13, and the continuance of such failure for ten (10) days after written notice by Lender to Borrower; however, subject to any shorter period for curing any failure by Borrower as expressly specified in any of the other Loan Documents, Borrower shall have an additional ninety (90) days to cure such failure if (a) such failure does not involve the failure to make payments on a monetary obligation;
(b) such failure cannot reasonably be cured within ten (10) days; (c) Borrower is diligently undertaking to cure such default, and (d) Borrower has provided Lender with security reasonably satisfactory to Lender against any interruption of payment or impairment of collateral as a result of such continuing failure.


                                   ARTICLE 12

                                    REMEDIES

          Section 12.1 Remedies - Insolvency Events. Upon the occurrence of any Event of Default described in Section 11.9 or 11.10, all amounts due under the Loan Documents immediately shall become due and payable, all without written notice and without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate the maturity thereof, notice of acceleration of the maturity thereof, or any other notice of default of any kind, all of which are hereby expressly waived by Borrower.

          Section 12.2  Remedies - Other Events.

          (a) Except as set forth in Section 12.1 above, while any Event of Default exists, Lender may (i) declare the entire Loan to be immediately due and payable without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate the maturity thereof, notice of acceleration of the maturity thereof, or other notice of default of any kind, all of which are hereby expressly waived by Borrower, and (ii) exercise all rights and remedies therefor under the Loan Documents and at law or in equity.

          (b) With respect to Borrower and the Properties, nothing contained herein or in any other Loan Document shall be construed as requiring Lender to resort to any Individual Property for the satisfaction of any of the Debt in preference or priority to any other Individual Property, and Lender may seek satisfaction out of all of the Properties or any part thereof, in its absolute discretion in respect of the Debt. In addition, Lender shall have the right from time to time to partially foreclose the Mortgages in any manner permitted by law and for any amounts secured by the Mortgages then due and payable as determined by Lender in its sole discretion including, without limitation, the following circumstances: (i) in the event Borrower defaults beyond any applicable grace period in the payment of one or more scheduled payments of principal and interest, Lender may foreclose the Mortgages against one or more of the Individual Properties to recover such delinquent payments, or (ii) in the event Lender elects to accelerate less than the entire outstanding principal balance of the Loan, Lender may foreclose the Mortgages against one or more of the Individual Properties to recover so much of the principal balance of the Loan as Lender may accelerate and such other sums secured by the Mortgage as Lender may elect. Notwithstanding one or more partial foreclosures, the Properties shall remain subject to the Mortgages to secure payment of sums secured by the Mortgages and not previously recovered.

          (c) Lender shall have the right from time to time to sever the Note and the other Loan Documents into one or more separate notes, mortgages and other security documents in such denominations as Lender shall determine in its sole discretion (the "Severed Loan Documents") for purposes of evidencing and enforcing its rights and remedies provided hereunder (or effectuating more than one Securitization as provided in Section 14.4(d) hereof). Borrower shall execute and deliver to Lender from time to time, promptly after the request of Lender, a severance agreement and such other documents as Lender shall reasonably request in order to effect the severance described in the preceding sentence, all in form and substance reasonably satisfactory to Lender. Borrower hereby absolutely and irrevocably appoints Lender as its true and lawful attorney, coupled with an interest, in its name and stead to make and execute all documents necessary or desirable to effect the aforesaid severance, Borrower ratifying all that its said attorney shall do by virtue thereof in compliance with this Section 12.2(c); provided, however, Lender shall not make or execute any such documents under such power until three (3) Business Days after notice has been given to Borrower by Lender of Lender's intent to exercise its rights under such power. Borrower shall not be obligated to pay any costs or expenses incurred in connection with the preparation, execution, recording or filing of the Severed Loan Documents (other than those set forth in Section 14.4(e) and the Severed Loan Documents shall not change the interest rate, the term of the Loan or any other material economic term of the Loan Documents and shall not contain any representations, warranties or covenants not contained in the Loan Documents and any such representations and warranties contained in the Severed Loan Documents will be given by Borrower only as of the Closing Date.

          Section 12.3 Lender's Right to Perform the Obligations. If Borrower shall fail, refuse or neglect to make any payment or perform any act required by the Loan Documents, then while any Event of Default exists, and without notice to or demand upon Borrower and without waiving or releasing any other right, remedy or recourse Lender may have because of such Event of Default, Lender may (but shall not be obligated to) make such payment or perform such act for the account of and at the expense of Borrower, and shall have the right to enter upon the applicable Individual Property for such purpose and to take all such action thereon and with respect to the applicable Individual Property as it may deem necessary or appropriate. If Lender shall elect to pay any sum due with reference to the applicable Individual Property, Lender may do so in reliance on any bill, statement or assessment procured from the appropriate governmental authority or other issuer thereof without inquiring into the accuracy or validity thereof. Similarly, in making any payments to protect the security intended to be created by the Loan Documents, Lender shall not be bound to inquire into the validity of any apparent or threatened adverse title, lien, encumbrance, claim or charge before making an advance for the purpose of preventing or removing the same. Borrower shall indemnify Lender for all losses, expenses, damages, claims and causes of action, including reasonable attorneys' fees, incurred or accruing by reason of any acts performed by Lender pursuant to the provisions of this Section 12.3. All sums paid by Lender pursuant to this Section 12.3, and all other sums expended by Lender to which it shall be entitled to be indemnified, together with interest thereon at the Default Rate from the date of such payment or expenditure until paid, shall constitute additions to the Loan, shall be secured by the Loan Documents and shall be paid by Borrower to Lender promptly upon demand.

          Section   12.4   Cross-Default;  Cross-Collateralization;  Waiver   of
Marshalling of Assets.

          (a) The Borrower acknowledges that Lender has made the Loan to the Borrower upon the security of its collective interest in the Properties and in reliance upon the aggregate of the Properties taken together being of greater value as collateral security than the sum of the Properties taken separately. The Borrower agrees that each Mortgage with respect to each Individual Property is and will be cross-collateralized and cross-defaulted with the Mortgage with respect to each other Individual Property so that (i) an Event of Default under any Mortgage shall constitute an Event of Default with respect to each Individual Property secured by the Mortgages; (ii) an Event of Default under the Note or this Loan Agreement shall constitute an Event of Default under each Mortgage with respect to each Individual Property; and (iii) the Mortgages shall constitute security for the Note as if a single blanket lien were placed on all of the Individual Properties as security for the Note.

          (b) To the fullest extent permitted by law, Borrower, for itself and its successors and assigns, waives all rights to a marshalling of the assets of Borrower, Borrower's partners and others with interests in Borrower, and of the Properties, or to a sale in inverse order of alienation in the event of foreclosure of the Mortgages, and agrees not to assert any right under any laws pertaining to the marshalling of assets, the sale in inverse order of alienation, homestead exemption, the administration of estates of decedents, or any other matters whatsoever to defeat, reduce or affect the right of Lender under the Loan Documents to a sale of the Properties for the collection of the Debt without any prior or different resort for collection or of the right of Lender to the payment of the Debt out of the net proceeds of the Properties in preference to every other claimant whatsoever. In addition, Borrower, for itself and its successors and assigns, waives in the event of foreclosure of the Mortgages, any equitable right otherwise available to the Borrower which would require the separate sale of the Properties or require Lender to exhaust its remedies against any Individual Property or any combination of the Properties before proceeding against any other Individual Property or combination of Properties; and further in the event of such foreclosure the Borrower does hereby expressly consents to and authorizes, at the option of the Lender, the foreclosure and sale either separately or together of any combination of the Properties.

          (c) The Borrower acknowledges and agrees that the Individual Properties at Wyoming Valley and Logan Valley are subject to a mortgage securing the Credit Line Note and Credit Line Loan Agreement and the properties subject to the Credit Line Mortgage are also securing a portion of the Debt in the amount previously evidenced by the Interim Loan Agreement. Until a Securitization occurs, (i) an Event of Default under the Credit Line Note and Credit Line Loan Agreement shall constitute an event of default under this Agreement and (ii) an Event of Default under the Note or this Agreement shall constitute an event of default under the Credit Line Note and Credit Line Loan Agreement.

          (d) Upon the occurrence of a Securitization, the mortgages recorded at Wyoming Valley and Logan Valley securing the Credit Line Note and Credit Agreement and the mortgages securing this Loan and recorded against the properties securing the Credit Line Note and Credit Agreement will no longer be cross-collateralized or cross-defaulted with each other. Borrower hereby agrees to execute such additional documents as reasonably required by Lender to effectuate such un-crossing of the loans and shall pay all reasonable costs actually incurred by Lender in connection therewith, including, but not limited to reasonable attorneys' fees. To the fullest extent permitted by law, Borrower, for itself and its successors and assigns, waives all rights to a marshalling of the assets of Borrower, Borrower's partners and others with interests in Borrower, and of the properties and agrees not to assert any right under any laws pertaining to the marshalling of assets.

          (e) Notwithstanding anything to the contrary contained herein, Lender shall not release the mortgages recorded at Wyoming Valley and Logan Valley securing the Credit Line Note and Credit Agreement (other than (i) a release of an Option Parcel pursuant to Section 2.8 hereof, (ii) a release of an Out-Parcel pursuant to Section 2.9 hereof, (iii) a release of a Construction Parcel pursuant to Section 2.10 hereof and (iv) a prepayment pursuant to Section 5.3(c) hereof), during such time as such mortgages are cross-collateralized and cross-defaulted with the mortgages securing this Loan and recorded against the properties securing the Credit Line Note and Credit Agreement unless each such mortgages have been released or will be simultaneously released.


                                   ARTICLE 13

                            LIMITATIONS ON LIABILITY

          Section 13.1 Limitation on Liability. Except as provided below, Borrower's liability for amounts due under the Loan Documents will be enforceable only against the Borrower's interest in the Properties and in the other property subject to the liens and security interests granted by the Mortgages and other Loan Documents and Lender may not enforce any judgment obtained under the Loan Documents against any other assets of the Borrower. Notwithstanding the foregoing limitation, Borrower shall be personally liable to Lender for any deficiency, loss or damage suffered by Lender because of:
(a) Borrower's commission of a criminal act, (b) the failure to comply with provisions of the Loan Documents prohibiting the sale, transfer or encumbrance of an Individual Property, or any direct or indirect ownership interest in Borrower; (c) the misapplication by Borrower or any Borrower Party of any funds derived from an Individual Property, including security deposits, insurance proceeds and condemnation awards; (d) the fraud or material misrepresentation by Borrower or any Borrower Party now or hereafter made in or in connection with the Loan Documents or the Loan including any statements or certificates delivered under the Loan Documents; (e) Borrower's collection of rents more than one month in advance or entering into or modifying Leases, or receipt of monies by Borrower or any Borrower Party in connection with the modification of any Leases, in violation of this Agreement or any of the other Loan Documents;
(f) Borrower's failure to apply proceeds of rents or any other payments in respect of the Leases and other income of an Individual Property to the costs of maintenance and operation of an Individual Property and to the payment of taxes, lien claims, insurance premiums, Debt Service and other amounts due under the Loan Documents; (g) Borrower's interference without the right to do so with Lender's exercise of rights under the Assignment of Leases and Rents;
(h) Borrower's failure to maintain insurance as required by this Agreement or to pay any taxes or assessments affecting an Individual Property; (i) damage or destruction to an Individual Property caused by the acts or omissions of Borrower, its agents, employees, or contractors; (j) Borrower's obligations with respect to environmental matters under Article 6; and (k) any brokerage commission or finder's fees claimed in connection with the transactions contemplated by the Loan Documents unless claiming by, through or under someone other than the Borrower, and Lender may enforce any judgment obtained with respect to such personal liability of Borrower against any assets of Borrower without regard to the limitation expressed in the immediately preceding sentence.

          Notwithstanding anything to the contrary in this Agreement, the Note or any of the Loan Documents, (i) Lender shall not be deemed to have waived any right which Lender may have under Section 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Debt secured by the Mortgages or to require that all collateral shall continue to secure all of the Debt owing to Lender in accordance with the Loan Documents, and (ii) the Debt shall be fully recourse to Borrower in the event that: (A) there is a default under Sections 11.9 or 11.10 hereof; (B) Borrower fails to obtain Lender's prior written consent to any subordinate financing or other voluntary lien encumbering any Individual Property; or (C) Borrower fails to obtain Lender's prior written consent to any assignment, transfer, or conveyance of any Individual Property or any interest therein as required by the Loan Documents.

          Section 13.2 Limitation on Liability of Officers, Employees, Etc. Any obligation or liability whatsoever of Lender which may arise at any time under this Agreement or any other Loan Document shall be satisfied, if at all, out of the Lender's assets only. No obligation or liability of either Borrower or Lender shall be personally binding upon, nor shall resort for the enforcement thereof be had to, the property of any of such party's shareholders, directors, officers, employees or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise.


                                   ARTICLE 14

                               SPECIAL PROVISIONS

          Section 14.1 Achievements. The Borrower, upon the request of Lender, shall terminate the Manager, without penalty or fee, if at any time during the Loan (a) the Net Operating Income, as of the last day of any calendar quarter, based on the immediately preceding twelve (12) month period ending with such calendar quarter, is less than 80% of Net Operating Income at the time of Loan closing, (b) the Manager shall become insolvent or a debtor in any bankruptcy or insolvency proceeding, (c) there exists an Event of Default or (d) the Anticipated Repayment Date occurs and the Debt remains outstanding. At such time as the Manager may be removed, a replacement manager, acceptable to Lender in its sole discretion and confirmed by the Rating Agencies in writing that such replacement manager will not result in a downgrading, withdrawal or qualification of the respective ratings in effect immediately prior to such replacement for the Securities issued in connection with the Securitization which are then outstanding, shall assume management of the Properties and shall receive a property management fee not to exceed then current market rates.

          Section 14.2  Permitted Transfers.

          (a)   Notwithstanding  anything to the contrary contained  in  Section
10.1 hereof or in the Mortgages, the Lender's consent shall not be required for any of the following sales, transfers, assignments, pledges, conveyances or encumbrances so long as Lender has received payment in full of all its actual expenses incurred in connection therewith: (i) with respect to the REIT, (A) any transfer, sale, pledge (including the exercise thereof), encumbrance, assignment or conveyance (collectively, a "Transfer") of all or any portion of any shares of beneficial interests of the REIT, and (B) issuance of additional shares of beneficial interest in the REIT, even if such issuance results in a reduction of the partnership interest of the REIT in the Operating Partnership (a "Reduction") so long as the REIT continues to own greater than 50% of the voting interest in the Operating Partnership; (ii) with respect to the Operating Partnership, any Transfer (A) to an Affiliate or to any Person owned or controlled by Frank Pasquerilla or Mark Pasquerilla or to any Person in connection with an acquisition of such Person, by merger, share exchange or otherwise, directly or indirectly, by the REIT, shall be permissible without the prior written consent of the Lender so long as no Event of Default has occurred and is continuing, and (B) to any other Person shall be permissible with the prior written consent of Lender which consent shall not be unreasonably withheld so long as no Event of Default has occurred and is continuing if (x) with respect to any Transfer of limited partnership interests in the Operating
Partnership, after giving effect to such Transfer or series of Transfers the REIT owns more than 50% of the voting interest in the Operating Partnership, (y) with respect to the issuance of additional limited partnership units or other securities, even if such issuance results in a Reduction, the REIT continues to own more than 50% of the voting interest in the Operating Partnership; and (z) the transaction is a Fundamental Transaction; and (iii) with respect to Borrower, any Transfer of the limited partnership interest therein to the REIT, or Affiliate thereof, provided that a non-consolidation opinion has been delivered that is acceptable to Lender and the Rating Agencies; and provided, further, that Borrower continues to be owned by the same respective ultimate owners. Notwithstanding the provisions of clause 14.2(a)(ii)(A) to the contrary and subject to the remaining terms of this Section 14.2, with respect to the Operating Partnership, a Transfer to an Affiliate, the Borrower, the REIT, or to any Person owned or Controlled by Frank Pasquerilla or Mark Pasquerilla shall be permitted following the occurrence and continuance of an Event of Default so long as such Transfer does not exceed 6.5% of the ownership interest in the Operating Partnership in the aggregate and is made in connection with the exercise of management share options in the ordinary course of the Operating Partnership's business.

          (b) As used herein, the term "Fundamental Transaction" shall mean any acquisition by, merger with or consolidation with or into, or sale of substantially all of its assets to, an entity ("Transferee") if:

                    (i) Transferee owns, directly or indirectly, substantially all the assets which the Operating Partnership owned immediately prior to the effective date of such merger, consolidation or sale;

                    (ii) Transferee agrees in writing to assume all obligations of the Operating Partnership under the Loan Documents to which the Operating Partnership is a party;

                    (iii)     Intentionally Omitted;

                    (iv) Transferee has executive officers reasonably acceptable to Lender;

                    (v)   Lender has received confirmation in writing that  such
          Transferee   is  not  subject  to  on-going  criminal  or   bankruptcy
          proceedings;

                    (vi) Transferee is a Qualified Resultant Owner (hereinafter defined) and, if a Securitization has occurred, the Servicer has received written confirmation from the Rating Agencies that such Transfer will not result in qualification, downgrade or withdrawal of the then current ratings assigned to the Securities;

                    (vii) The property manager after such transaction is either the Operating Partnership or an Affiliate or is a prominent nationally recognized professional management company which at the time of its engagement as manager shall be the property manager for at least 10 regional malls containing at least six million aggregate leaseable square feet (inclusive of anchor stores but exclusive of the Properties) and, if a Securitization has occurred, the Servicer has received written confirmation from the Rating Agencies that such manager will not result in qualification, downgrade or withdrawal of the then current ratings assigned to the Securities;

                    (viii) The Properties will be owned by one or more special purpose bankruptcy remote entities and a non-consolidation opinion acceptable to Lender and the Rating Agencies has been delivered;

                    (ix) 60 days' notice to Lender has been given; and

                    (x) Borrowers shall remain owned by the same ultimate owners, respectively, and the owner of the fee interest in the Individual Properties known as Logan Valley Mall located in Altoona, Pennsylvania and Wyoming Valley Mall located in Wilkes-Barre, Pennsylvania shall be the Operating Partnership.

          (c) As used herein, a "Qualified Resultant Owner" means any one or more of the following persons who own, individually or collectively, at least a 51% beneficial interest in and control of the Transferee: a person that (A) is or is controlled by either a pension fund, pension fund advisor, an insurance company, a national money center (with total assets of at least $45 billion), or a person who's long-term unsecured debt is rated at least investment grade by each of the Rating Agencies, (B) has a current net worth of at least $250,000,000 and total real estate assets of at least $500,000,000, in each case exclusive of the Properties (or in the case of a pension fund advisor, controls $1 billion in real estate assets), and (C) controls (exclusive of the Properties) at least 10 regional malls containing in the aggregate at least 6,000,000 square feet of leaseable space.

          (d)   Lender's  consent  to  the sale or  transfer  of  an  Individual
Property will not be unreasonably withheld if such sale occurs in connection with the sale of all other Properties encumbered by the Mortgages and after consideration of all relevant factors, provided that:

               (i) no Event of Default or event which with the giving of notice or the passage of time would constitute an Event of Default shall have occurred and remain uncured;

               (ii) the  proposed transferee ("Transferee") shall be a reputable entity or person of good character, creditworthy, with sufficient financial worth considering the obligations assumed and undertaken, as evidenced by financial statements and other information reasonably requested by Lender;

               (iii)the  Transferee  and its property manager  shall  have sufficient  experience in the ownership  and  management  of properties similar to the Property, and Lender shall be provided with reasonable evidence thereof (and Lender reserves the right to approve the Transferee without approving the substitution of the property manager);

               (iv) Lender  shall have confirmations in writing from the  Rating
                    Agencies to the effect that such transfer will not result in a re-qualification, downgrade or withdrawal of any rating initially assigned or to be assigned in a Securitization;

               (v)  Lender  shall  have  received evidence  satisfactory  to  it
                    (which shall include a legal non-consolidation opinion acceptable to Lender) that the single purpose nature and bankruptcy remoteness of Borrower its shareholders, partners, or members, as the case may be, following such transfers are in accordance with the standards of the Rating Agencies;

               (vi) the  Transferee shall have executed and delivered to  Lender an assumption agreement in form and substance reasonably acceptable to Lender, evidencing such Transferee's agreement to abide and be bound by the terms of the Note, the Mortgages and the other Loan Documents, together with such legal opinions and title insurance endorsements as may be reasonably requested by Lender; and

               (vii)      Lender shall have received reimbursement of all  costs
                    and expenses incurred by Lender in connection with such assumption (including reasonable attorney's fees and costs) and in addition an assumption fee equal to one percent (1%) of the then unpaid principal balance of the Note which will be credited toward the payment of such costs and expenses.

          Section 14.3 Servicer. At the option of Lender, the Loan may be serviced by a Servicer/Trustee ("Servicer") selected by Lender. Lender may delegate all or any portion of its responsibilities under this Agreement and the other Loan Documents to the Servicer pursuant to a servicing agreement ("Servicing Agreement") between Lender and Servicer provided that Borrower shall not be separately charged for any servicing fees.

          Section 14.4  Securitization

          At the request of the holder of the Note and, to the extent not already required to be provided by Borrower under this Agreement, Borrower shall use commercially reasonable efforts to satisfy the market standards to which the holder of the Note customarily adheres or which may be reasonably required in the marketplace or by the Rating Agencies in connection with the sale of all or a portion of the Note, the participation therein or in one or more successful securitizations of rated single or multi-class securities (the "Securities") secured by or evidencing ownership interests in the Note and the Mortgages (such sale, participation and/or securitization, a "Securitization"), including, without limitation, to:

          (a)       (i)   provide  such  financial and  other  information  with
                    respect to the Properties, the Borrower and the Manager,

               (ii) provide budgets relating to the Properties, and

               (iii)     perform or permit or cause to be performed or permitted
                    such    site   inspection,   appraisals,   market   studies,
                    environmental reviews and reports (Phase I's and, if appropriate, Phase II's), engineering reports and other due diligence investigations of the Properties, as may be reasonably requested by the holder of the Note or the Rating Agencies or as may be necessary or appropriate in connection with the Securitization (the "Securitization Information"), together, if customary, with appropriate verification and/or consents of the Securitization Information through letters of auditors or opinions of counsel of independent attorneys acceptable to the Lender and the Rating Agencies;

          (b) cause counsel to render opinions, which may be relied upon by the holder of the Note, the Rating Agencies and their respective counsel, agents and representatives, as to non-consolidation, fraudulent conveyance, and true sale or any other opinion customary in securitization transactions with respect to the Properties and Borrower and its affiliates, which counsel and opinions shall be reasonably satisfactory to the holder of the Note and the Rating Agencies;

          (c) make such representations and warranties as of the closing date of the Securitization with respect to the Properties, Borrower, and the Loan Documents as are customarily provided in securitization transactions and as may be reasonably requested by the holder of the Note or the Rating Agencies and consistent with the facts covered by such representations and warranties as they exist on the date thereof, including the representations and warranties made in the Loan Documents; and

          (d) execute such amendments to the Loan Documents (including the execution and delivery of Severed Loan Documents for purposes of Lender effectuating more than one Securitization of the Loan) and organizational documents as may be requested by the holder of the Note or the Rating Agencies or otherwise to effect a Securitization; provided, however, that the Borrower shall not be required to modify or amend any Loan Document if such modification or amendment would (i) change the interest rate, the stated maturity or the amortization of principal of the Loan, or (ii) modify or amend any other material economic term of the Loan or increase the liability of any Borrower or Joinder Party.

          (e) All third party costs and expenses incurred by Lender in connection with Borrower's complying with requests made under this Section 14.4 shall be paid by the Lender, other than Borrower's attorneys' and accountants' costs and expenses which shall be paid by Borrower. Lender and Borrower shall pay their respective internal costs and expenses in connection with Borrower's complying with the requests made pursuant to this Section 14.4.

          Section 14.5  Securitization Indemnification.

          (a) Borrower understands that certain of the Securitization Information and the financial reports relating to the Properties may be included in disclosure documents in connection with the Securitization, including, without limitation, a private placement memorandum (an "Offering Document") and may be provided or made available to investors or prospective investors in the Securities, the Rating Agencies, and service providers relating to the Securitization. In the event that the Offering Document is required to be revised prior to the sale of all Securities, the Borrower will cooperate with the holder of the Note in updating the Offering Document by providing all current information reasonably necessary to keep the Offering Document accurate and complete in all material respects.

          (b) Borrower, the REIT and the Operating Partnership (the "Indemnifying Parties") each agree to provide in connection with the final private placement memorandum an indemnification certificate (A) certifying that Borrower has carefully examined such memorandum and the sections and exhibits therein that describe the Properties, the Borrower and the Manager and such sections and exhibits do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, (B) indemnifying Lender and each person or entity who controls the Lender within the meaning of Section 15 of the Securities Act of 1933, as amended (the "Securities Act") or Section 20 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (collectively, the "Lender Group"), and each placement agent placing the Securities (each a "Placement Agent"), each person who controls each Placement Agent within the meaning of Section 15 of the Securities Act and
Section 20 of the Exchange Act (collectively, the "Underwriter Group", and together with the Lender Group, the "Indemnified Parties") for any losses, claims, damages or liabilities (the "Liabilities") to which the Indemnified Parties may become subject insofar as the Liabilities arise out of or are based upon any untrue statement of any material fact contained in such sections or arise out of or are based upon the omission to state therein a material fact required to be stated in such sections or necessary in order to make the statements in such sections or in light of the circumstances under which they were made, not misleading (regardless of whether such information is also included in or is derived from an Unrelated Third Party Report (as defined below)) and (C) agreeing to reimburse the Indemnified Parties for any legal or other expenses reasonably incurred by the Indemnified Parties in connection with investigating or defending the Liabilities; provided, however, the Indemnifying Parties shall not be liable for any information contained in any third party reports prepared by parties not engaged by an Indemnifying Party (an "Unrelated Third-Party Provider," and such report, an "Unrelated Third-Party Report") unless such information is based on written information delivered by an Indemnifying Party or its representatives to the Third-Party Provider. This indemnity agreement will be in addition to any other liability which Borrower may otherwise have.

          (c)  Reserved.

          (d)  Promptly after receipt by an Indemnified Party under this Section
14.5 of notice of the commencement of any action, such Indemnified Party will, if a claim in respect thereof is to be made against the Indemnifying Party under this Section 14.5, notify the Indemnifying Party in writing of the commencement thereof, but the omission to so notify the Indemnifying Party will not relieve the Indemnifying Party from any liability which the Indemnifying Party may have to any Indemnified Party hereunder except to the extent that failure to notify causes prejudice to the Indemnifying Party. In the event that any action is brought against any Indemnified Party, and it notifies the Indemnifying Party of the commencement thereof, the Indemnifying Party will be entitled, jointly with any other Indemnifying Party, to participate therein and, to the extent that it (or they) may elect by written notice delivered to the Indemnified Party promptly after receiving the aforesaid notice from such Indemnified Party, to assume the defense thereof with counsel satisfactory to such Indemnified Party. After notice from the Indemnifying Party to such Indemnified Party under this
Section 14.5, the Indemnifying Party shall be responsible for any legal or other expenses subsequently incurred by such Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided, however, if the defendants in any such action include both the Indemnified Party and the Indemnifying Party and the Indemnified Party shall have reasonably concluded that there are any legal defenses available to it and/or other indemnified parties that are different from or additional to those available to the Indemnifying Party, the Indemnified Party or parties shall have the right to select separate counsel to assert such legal defenses and to otherwise participate in the defense of such action on behalf of such Indemnified Party or parties. The Indemnifying Party shall not be liable for the expenses of more than one separate counsel unless an Indemnified Party shall have reasonably concluded that there may be legal defenses available to it that are different from or additional to those available to another Indemnified Party.

          (e) In order to provide for just and equitable contribution in circumstances in which the indemnity agreement provided for in Section 14.5(b) or (c) is for any reason held to be unenforceable by an Indemnified Party in respect of any losses, claims, damages or liabilities (or action in respect thereof) referred to therein which would otherwise be indemnifiable under
Section 14.5(b) or (c), the Indemnifying Parties shall contribute to the amount paid or payable by the Indemnified Party as a result of such losses, claims, damages or liabilities (or action in respect thereof); provided, however, that no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. In determining the amount of contribution to which the respective parties are entitled, the following factors shall be considered: (i) Lender's and Indemnifying Parties' relative knowledge and access to information concerning the matter with respect to which claim was asserted; (ii) the opportunity to correct and prevent any statement or omission; and (iii) any other equitable considerations appropriate in the circumstances. Lender and Indemnifying Parties agree that it would not be equitable if the amount of such contribution were determined by pro rata or per capita allocation.

          (f) The liabilities and obligations of the Indemnifying Parties and Lender under this Section 14.5 shall survive the termination of this Agreement and the satisfaction and discharge of the Debt.


                                   ARTICLE 15

                                  MISCELLANEOUS

          Section 15.1 Notices. Any notice required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, postage prepaid, return receipt requested, or sent by overnight air courier service, or personally delivered to a representative of the receiving party, or sent by telecopy (provided an identical notice is also sent simultaneously by mail, overnight courier, or personal delivery as otherwise provided in this
Section 15.1). All such communications shall be mailed, sent or delivered, addressed to the party for whom it is intended at its address set forth below.

        If to Borrower:  Crown American Financing Partnership, L.P.
                         Crown American WL Associates, L.P.
                         Pasquerilla Plaza
                         Johnstown, Pennsylvania  15901

                         Attention:                    Chief Financial Officer
                         Telecopy:                     (814) 535-9336

          If to Lender:  c/o GE Capital Loan Services, Inc.
                         363 N. Sam Houston Parkway East
                         Suite 200
                         Houston, Texas 77060

                         Attention:                    Legal Department
                         Telecopy:                     281-405-7415

Any communication so addressed and mailed shall be deemed to be given on the earliest of (a) when actually delivered, (b) on the first Business Day after deposit with an overnight air courier service, or (c) on the third Business Day after deposit in the United States mail, postage prepaid, in each case to the address of the intended addressee, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by Lender or Borrower, as the case may be. If given by telecopy, a notice shall be deemed given and received when the telecopy is transmitted to the party's telecopy number specified above confirmation of complete receipt is received by the transmitting party during normal business hours or on the next Business Day if not confirmed during normal business hours. Either party may designate a change of address by written notice to the other by giving at least ten (10) days prior written notice of such change of address.

          Section 15.2 Amendments and Waivers. No amendment or waiver of any provision of the Loan Documents shall be effective unless in writing and signed by the party against whom enforcement is sought.

          Section 15.3 Limitation on Interest. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Borrower and Lender with respect to the Loan are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Lender or charged by Lender for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If the Loan would be usurious under applicable law (including the laws of the State of New
York, any state or commonwealth in which an Individual Property is located and the laws of the United States of America), then, notwithstanding anything to the contrary in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on the Note by the holder thereof; and (b) if maturity is accelerated by reason of an election by Lender, or in the event of any prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any, provided for in the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on the Note. The terms and provisions of this Section 15.3 shall control and supersede every other provision of the Loan Documents. The Loan Documents are contracts made under and shall be construed in accordance with and governed by the provisions of
Section 15.22 hereof, except that if at any time the laws of the United States of America permit Lender to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of any state or commonwealth (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Lender may contract for, take, reserve, charge or receive under the Loan Documents.

          Section 15.4 Invalid Provisions. If any provision of any Loan Document is held to be illegal, invalid or unenforceable, such provision shall be fully severable; the Loan Documents shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part thereof; the remaining provisions thereof shall remain in full effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance therefrom; and in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as a part of such Loan Document a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible to be legal, valid and enforceable.

          Section  15.5   Reimbursement  of Expenses.   Except  as  provided  in
Section 14.4(e) hereof, Borrower shall pay all reasonable expenses actually incurred by Lender in connection with the Loan, including fees and expenses of Lender's attorneys, environmental, engineering and other consultants, and fees, charges or taxes for the recording or filing of Loan Documents. Borrower shall pay all expenses of Lender in connection with the administration of the Loan, including audit costs, inspection fees, settlement of condemnation and casualty awards, and premiums for title insurance and endorsements thereto, provided, however, Borrower shall not be separately charged for any servicing fees. Borrower shall, upon request, promptly reimburse Lender for all amounts expended, advanced or incurred by Lender to collect the Note, or to enforce the rights of Lender under this Agreement or any other Loan Document, or to defend or assert the rights and claims of Lender under the Loan Documents or with respect to the Individual Property (by litigation or other proceedings), which amounts will include all court costs, reasonable attorneys' fees and expenses, fees of auditors and accountants, and investigation expenses as may be actually incurred by Lender in connection with any such matters (whether or not litigation is instituted), together with interest at the Default Rate on each such amount from the date of disbursement until the date of reimbursement to Lender, all of which shall constitute part of the Loan and shall be secured by the Loan Documents.

          Section 15.6 Approvals; Third Parties; Conditions. All approval rights retained or exercised by Lender with respect to Leases, contracts, plans, studies and other matters are solely to facilitate Lender's credit underwriting, and shall not be deemed or construed as a determination that Lender has passed on the adequacy thereof for any other purpose. This Agreement is for the sole and exclusive use of Lender and Borrower and may not be enforced, nor relied upon, by any Person other than Lender and Borrower. All conditions of the obligations of Lender hereunder, including the obligation to make advances, are imposed solely and exclusively for the benefit of Lender, its successors and assigns, and no other Person shall have standing to require satisfaction of such conditions or be entitled to assume that Lender will refuse to make advances in the absence of strict compliance with any or all of such conditions, and no other Person shall, under any circumstances, be deemed to be a beneficiary of such conditions, any and all of which may be freely waived in whole or in part by Lender at any time in Lender's sole discretion.

          Section 15.7 Lender Not in Control; No Partnership. None of the covenants or other provisions contained in this Agreement shall, or shall be deemed to, give Lender the right or power to exercise control over the affairs or management of Borrower, the power of Lender being limited to the rights to exercise the remedies referred to in the Loan Documents. The relationship between Borrower and Lender is, and at all times shall remain, solely that of debtor and creditor. No covenant or provision of the Loan Documents is intended, nor shall it be deemed or construed, to create a partnership, joint venture, agency or common interest in profits or income between Lender and Borrower or to create an equity in the Individual Property in Lender. Lender neither undertakes nor assumes any responsibility or duty to Borrower or to any other person with respect to the Individual Property or the Loan, except as expressly provided in the Loan Documents; and notwithstanding any other provision of the Loan Documents: (a) Lender is not, and shall not be construed as, a partner, joint venturer, alter ego, manager, controlling person or other business associate or participant of any kind of Borrower or its stockholders, members, or partners and Lender does not intend to ever assume such status;
(b) Lender shall in no event be liable for any debts, expenses or losses incurred or sustained by Borrower; and (c) Lender shall not be deemed responsible for or a participant in any acts, omissions or decisions of Borrower or its stockholders, members, or partners. Lender and Borrower disclaim any intention to create any partnership, joint venture, agency or common interest in profits or income between Lender and Borrower, or to create an equity in the Individual Property in Lender, or any sharing of liabilities, losses, costs or expenses.

          Section 15.8 Time of the Essence. Time is of the essence with respect to this Agreement.

          Section 15.9 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Lender and Borrower and their respective successors and assigns of Lender and Borrower, provided that neither Borrower nor any other Borrower Party shall, without the prior written consent of Lender, assign any rights, duties or obligations hereunder. Notwithstanding the preceding sentence, Lender shall not assign the Loan to a competitor of the Borrower that is primarily engaged in owning, leasing or operating retail shopping malls; or (b) assign, make a whole loan sale or sell a participation interest in the Loan to any Person that does not enter into a standstill agreement reasonably satisfactory to Borrower prohibiting a hostile takeover of the REIT; provided, however, Lender or any successor or assign, or any purchaser of the Securities, shall not in any way be restricted in its sale of any Securities issued in connection with a Securitization.

          Section 15.10 Renewal, Extension or Rearrangement. All provisions of the Loan Documents shall apply with equal effect to each and all promissory notes and amendments thereof hereinafter executed which in whole or in part represent a renewal, extension, increase or rearrangement of the Loan.

          Section 15.11 Waivers. No course of dealing on the part of Lender, its officers, employees, consultants or agents, nor any failure or delay by Lender with respect to exercising any right, power or privilege of Lender under any of the Loan Documents, shall operate as a subsequent waiver thereof.

          Section 15.12 Cumulative Rights; Joint and Several Liability. Rights and remedies of Lender under the Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy. If more than one person or entity has executed this Agreement as "Borrower," the obligations of all such persons or entities hereunder shall be joint and several.

          Section 15.13 Singular and Plural. Words used in this Agreement and the other Loan Documents in the singular, where the context so permits, shall be deemed to include the plural and vice versa. The definitions of words in the singular in this Agreement and the other Loan Documents shall apply to such words when used in the plural where the context so permits and vice versa.

          Section 15.14 Phrases. When used in this Agreement and the other Loan Documents, the phrase "including" shall mean "including, but not limited to."

          Section 15.15 Schedules. The schedules attached to this Agreement are incorporated herein and shall be considered a part of this Agreement for the purposes stated herein.

          Section 15.16 Titles of Articles, Sections and Subsections. All titles or headings to articles, sections, subsections or other divisions of this Agreement and the other Loan Documents or the schedules hereto and thereto are only for the convenience of the parties and shall not be construed to have any effect or meaning with respect to the other content of such articles, sections, subsections or other divisions, such other content being controlling as to the agreement between the parties hereto.

          Section 15.17 Promotional Material. Each party hereunder shall have the right to review and approve all references to it or them, as applicable, and/or the Loan contained in any press release or public documents prepared by or on behalf of the other party, except with respect to filings required to be made with any Governmental Authority. Notwithstanding the preceding sentence, Lender shall be permitted, without the consent of Borrower, to issue press releases, advertisements, other promotional material, disclosure materials and other information with respect to the Loan in connection with the Securitization of the Loan. All references to Lender contained in any press release, advertisement or promotional material issued by Borrower shall be approved in writing by Lender in advance of issuance.

          Section 15.18 Brokers and Financial Advisors. Borrower hereby represents that it has dealt with no financial advisors, brokers, underwriters, placement agents, agents or finders in connection with the transactions contemplated by this Agreement other than Carey, Brumbaugh, Starman, Phillips & Associates. Borrower and Lender hereby agree to indemnify and hold the other harmless from and against any and all claims, liabilities, costs and expenses of any kind in any way relating to or arising from a claim by any other Person that such Person acted on behalf of the indemnifying party in connection with the transactions contemplated herein. Borrower acknowledges that Carey, Brumbaugh, Starman, Phillips & Associates has entered into a subservicing agreement with respect to the Loan and that Carey, Brumbaugh, Starman, Phillips & Associates may receive a fee from Lender in connection therewith. The provisions of this
Section 15.18 shall survive the expiration and termination of this Agreement and the payment of the Debt.

          Section 15.19 Survival. All of the representations, warranties, covenants, and indemnities hereunder (including environmental matters under Article 6), and under the indemnification provisions of the other Loan Documents shall survive the repayment in full of the Loan and the release of the liens evidencing or securing the Loan, and shall survive the transfer (by sale, foreclosure, conveyance in lieu of foreclosure or otherwise) of any or all right, title and interest in and to the Individual Property to any party, whether or not an Affiliate of Borrower except as otherwise provided herein.

          SECTION 15.20 WAIVER OF JURY TRIAL. BORROWER AND LENDER EACH HEREBY AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY JURY, AND EACH WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST WITH REGARD TO THE LOAN DOCUMENTS, OR ANY CLAIM, COUNTERCLAIM OR OTHER ACTION ARISING IN CONNECTION THEREWITH. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY BORROWER AND LENDER, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. BORROWER AND LENDER ARE EACH HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY BORROWER.

          Section 15.21 Waiver of Punitive or Consequential Damages. Neither Lender nor Borrower shall be responsible or liable to the other or to any other Person for any punitive, exemplary or consequential damages which may be alleged as a result of the Loan or the transaction contemplated hereby, including any breach or other default by any party hereto.

          Section 15.22  Governing Law.

          (A) THIS AGREEMENT WAS NEGOTIATED IN THE STATE OF NEW YORK, AND MADE BY LENDER AND ACCEPTED BY BORROWER IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THE NOTE DELIVERED PURSUANT HERETO WERE DISBURSED FROM THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECTS, INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REGARD TO PRINCIPLES OF CONFLICT LAWS) AND ANY APPLICABLE LAW OF THE UNITED
STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION, AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT HERETO AND PURSUANT TO THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAW OF THE STATE IN WHICH THE APPLICABLE INDIVIDUAL PROPERTY IS LOCATED, IT BEING UNDERSTOOD THAT, TO THE FULLEST EXTENT PERMITTED BY THE LAW OF SUCH STATE, THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE CONSTRUCTION, VALIDITY AND ENFORCEABILITY OF ALL LOAN DOCUMENTS AND ALL OF THE OBLIGATIONS ARISING HEREUNDER OR THEREUNDER. TO THE FULLEST EXTENT PERMITTED BY LAW, BORROWER HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS AGREEMENT AND THE NOTE, AND THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK PURSUANT TO SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW.

          (B) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST LENDER OR BORROWER ARISING OUT OF OR RELATING TO THIS AGREEMENT MAY AT LENDER'S OPTION BE INSTITUTED IN ANY FEDERAL OR STATE COURT IN THE CITY OF NEW YORK, COUNTY OF NEW YORK PURSUANT TO SECTION 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND BORROWER WAIVES ANY OBJECTIONS WHICH IT MAY NOW OR HEREAFTER HAVE BASED ON VENUE AND/OR FORUM NON CONVENIENS OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND BORROWER HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING. BORROWER DOES HEREBY DESIGNATE AND APPOINT CT CORPORATION SYSTEM, 1633 BROADWAY, NEW YORK, NEW YORK 10019 AS ITS AUTHORIZED AGENT TO ACCEPT AND ACKNOWLEDGE ON ITS BEHALF SERVICE OF ANY AND ALL PROCESS WHICH MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, AND AGREES THAT SERVICE OF PROCESS UPON SAID AGENT AT SAID ADDRESS AND WRITTEN NOTICE OF SAID SERVICE MAILED OR DELIVERED TO BORROWER IN THE MANNER PROVIDED HEREIN SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON BORROWER, IN ANY SUCH SUIT, ACTION OR PROCEEDING IN THE STATE OF NEW YORK. BORROWER (I) SHALL GIVE PROMPT NOTICE TO LENDER OF ANY CHANGED ADDRESS OF ITS AUTHORIZED AGENT HEREUNDER, (II) MAY AT ANY TIME AND FROM TIME TO TIME DESIGNATE A SUBSTITUTE AUTHORIZED AGENT WITH AN OFFICE IN NEW YORK, NEW
YORK (WHICH SUBSTITUTE AGENT AND OFFICE SHALL BE DESIGNATED AS THE PERSON AND ADDRESS FOR SERVICE OF PROCESS), AND (III) SHALL PROMPTLY DESIGNATE SUCH A SUBSTITUTE IF ITS AUTHORIZED AGENT CEASES TO HAVE AN OFFICE IN NEW YORK, NEW YORK OR IS DISSOLVED WITHOUT LEAVING A SUCCESSOR.

          Section  15.23  Entire Agreement.  This Agreement and the  other  Loan
Documents embody the entire agreement and understanding between Lender and Borrower and supersede all prior agreements and understandings between such parties relating to the subject matter hereof and thereof (including the Interim Loan Agreement, as amended and restated herein). Accordingly, the Loan Documents may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties.

          Section  15.24   Counterparts.   This Agreement  may  be  executed  in
multiple counterparts, each of which shall constitute an original, but all of which shall constitute one document.

          Section 15.25 Prior Loan . This Agreement and the other Loan Documents modify, renew and restate in their entirety the outstanding indebtedness evidenced by the Interim Loan Agreement and the other documents executed in connection therewith. The parties hereto and thereto in respect of the transactions contemplated hereby and thereby, and all prior agreements, including all documents executed in connection with the Interim Loan Agreement, among or between such parties, whether oral or written, are modified, superseded and restated by the terms of this Agreement and the other Loan Documents.
          EXECUTED as of the date first written above.


                         LENDER:

                         GENERAL ELECTRIC CAPITAL CORPORATION,
                           a New York corporation


                         By:          /s/ Daniel Vinson
                               Name:  Daniel Vinson
                               Title:  Authorized Signatory

                         BORROWER:

                         CROWN AMERICAN WL ASSOCIATES, L.P., a
                           Pennsylvania limited partnership

                         By: Crown American WL Associates, a Delaware business trust, its sole general partner



                              By:        /s/ John M. Kriak
                                Name:    John M. Kriak
                                Title:   Executive Vice President

                         CROWN AMERICAN FINANCING PARTNERSHIP,
                           L.P., a Delaware limited partnership

                         By: Crown American Financing Corporation, a Delaware corporation, its sole general partner



                              By:         /s/ John M. Kriak
                                Name:    John M. Kriak
                                Title:   Executive Vice President

                                     JOINDER


          By executing this Joinder (the "Joinder"), the undersigned ("Joinder Parties") jointly and severally guaranty (a) the performance by Borrower of all obligations and liabilities for which Borrower is personally liable under
Section 13.1 of this Agreement and (b) the payment of any portion of the Debt that is not received by Lender when due pursuant to the Loan Document because such payment is held to be a preference or fraudulent conveyance under bankruptcy laws. This Joinder is a guaranty of full and complete payment and performance and not of collectability.

          1. Waivers. To the fullest extent permitted by applicable law, each Joinder Party waives all rights and defenses of sureties, guarantors, accommodation parties and/or co-makers and agrees that its obligations under this Joinder shall be primary, absolute and unconditional, and that its obligations under this Joinder shall be unaffected by any of such rights or defenses, including:

          (a) the unenforceability of any Loan Document against Borrower and/or any guarantor or other Joinder Party;

          (b) any release or other action or inaction taken by Lender with respect to the collateral, the Loan, Borrower, any guarantor and/or other Joinder Party, whether or not the same may impair or destroy any subrogation rights of any Joinder Party, or constitute a legal or equitable discharge of any surety or indemnitor;

          (c) the existence of any collateral or other security for the Loan, and any requirement that Lender pursue any of such collateral or other security, or pursue any remedies it may have against Borrower, any guarantor and/or any other Joinder Party;

          (d) any requirement that Lender provide notice to or obtain a Joinder Party's consent to any modification, increase, extension or other amendment of the Loan, including the guaranteed obligations;

          (e) any right of subrogation (until payment in full of the Loan, including the guaranteed obligations, and the expiration of any applicable preference period and statute of limitations for fraudulent conveyance claims);

          (f)  any defense based on any statute of limitations;

          (g) any payment by Borrower to Lender if such payment is held to be a preference or fraudulent conveyance under bankruptcy laws or Lender is otherwise required to refund such payment to Borrower or any other party; and

          (h)    any   voluntary   or   involuntary  bankruptcy,   receivership,
insolvency, reorganization or similar proceeding affecting Borrower or any of its assets.

          2. Agreements. Each Joinder Party further represents, warrants and agrees that:

          (a) The obligations under this Joinder are enforceable against each such party and are not subject to any defenses, offsets or counterclaims;

          (b) The provisions of this Joinder are for the benefit of Lender and its successors and assigns;

          (c) Lender shall have the right to (i) renew, modify, extend or accelerate the Loan, (ii) pursue some or all of its remedies against Borrower, any guarantor or any Joinder Party, (iii) add, release or substitute any collateral for the Loan or party obligated thereunder, and (iv) release Borrower, any guarantor or any Joinder Party from liability, all without notice to or consent of any Joinder Party (or other Joinder Party) and without affecting the obligations of any Joinder Party (or other Joinder Party) hereunder;

          (d) Each Joinder Party covenants and agrees to furnish to Lender, within ninety (90) days after the end of each calendar year of such Joinder Party, a current (as of the end of such calendar year) balance sheet of such Joinder Party, in scope and detail satisfactory to Lender, certified by the chief financial representative of such Joinder Party and, if required by Lender, prepared on a review basis and certified by an independent public accountant satisfactory to Lender; and

          (e) To the maximum extent permitted by law, each Joinder Party hereby knowingly, voluntarily and intentionally waives the right to a trial by jury in respect of any litigation based hereon. This waiver is a material inducement to Lender to enter into this Agreement.

          3.    Securitization.  In each connection with a Securitization,  each
Joinder   Party  hereby  agrees  to  execute  the  indemnification   certificate
referenced in Section 14.5.

          This Joinder shall be governed by the laws of the State of New York.

          Executed as of August 28, 1998.



JOINDER PARTIES:           CROWN AMERICAN REALTY TRUST, a
                              Maryland real estate investment trust


                           By:        /s/ John M. Kriak
                              Name:   John M. Kriak
                              Title:  Executive Vice President


                           CROWN AMERICAN PROPERTIES, L.P., a
                              Delaware limited partnership


                           By:Crown American Realty Trust, a Maryland real
                                 estate investment trust, its sole general
                              partner



                              By:         /s/ John M. Kriak
                                 Name:    John M. Kriak
                                 Title:   Executive Vice President



EXHIBIT 21

                           CROWN AMERICAN REALTY TRUST
                  LIST OF SUBISIDIARIES AS OF DECEMBER 31, 1998

Following are the subsidiaries of Crown American Realty Trust and of Crown American Properties, L.P. as of December 31, 1998 together with their ownership interests as of that date.

Crown American Realty Trust:
Subsidiary:                                   Ownership Interest
Crown American Properties, L.P.                    72.47% common interest
                                                  100.00% preferred interest
Crown American Financing Corporation              100.00%
Crown Lycoming Service Associates                 100.00%
Crown American WL Associates                      100.00%
Washington Crown Center Associates                100.00%
Crown American Lewistown Associates (formerly     100.00%
Crown Wyoming Associates)
Crown American Acquisition Associates I           100.00%
Crown American Acquisition Associates II          100.00%
Crown American Acquisition Associates III         100.00%
Crown American Acquisition Associates IV          100.00%
Crown American Acquisition Associates V           100.00%
Crown American Acquisition Associates VI          100.00%
Crown American Acquisition Associates VII         100.00%
Crown American Acquisition Associates VIII        100.00%
Crown American Acquisition Associates IX          100.00%
Crown American Acquisition Associates X           100.00%

Crown American Properties, L.P.
Subsidiary                                    Ownership Interest
Crown American Financing Partnership                99.5% *
Crown American WL Associates, L.P.                  99.5% *
Washington Crown Center Associates, L.P.            99.5% *
Crown American Lewistown Associates, L.P.           99.5% *
formerly Crown Wyoming Associates, L.P.)
Crown American Crossroads, LLC                     100.0%
Crown American Crossroads II, LLC                  100.0%
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


EXHIBIT 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 19, 1999, included in this Crown American Realty Trust's Form 10-K for the year ended December 31, 1998, into Crown American Realty Trust's previously filed registration statements on Form S-3 dated August 18, 1994, as amended effective November 13, 1998, Form S-3 dated May 4, 1995 and Form S-3 dated June 27, 1997, and to all references to our Firm included in this Form 10-K.


                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
March 8, 1999



EXHIBIT 24

                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Clifford A. Barton, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 1999                            /s/ Clifford A. Barton

     Date                                   (Name) Clifford A. Barton
                                            Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Donald F. Mazziotti, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 1999                            /s/ Donald F. Mazziotti

     Date                                   (Name) Donald F. Mazziotti
                                            Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Zachary L. Solomon, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 1999                            /s/ Zachary L. Solomon

     Date                                   (Name) Zachary L. Solomon
                                            Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Peter J. Siris, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 1999                            /s/ Peter J. Siris

     Date                                   (Name) Peter J. Siris
                                            Title: Trustee





EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Frank Pasquerilla   814-535-9347
                              Mark Pasquerilla    814-535-9364
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Thursday, February 25, 1999


                       CROWN AMERICAN REALTY TRUST REPORTS
                         1998 FFO PER SHARE UP 3 PERCENT

                    MAJOR TURNING POINT FOR CROWN WITH FIRST
                      YEAR-OVER-YEAR FFO GROWTH SINCE 1994

  TRANSFORMED CORE PORTFOLIO PROVIDES PLATFORM FOR ACCELERATING GROWTH IN 1999

            REGULAR DIVIDENDS DECLARED ON COMMON AND PREFERRED SHARES

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the fourth quarter and for the year ended December 31, 1998. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                         _______________________________

     "Nineteen ninety-eight marked an important turning-point for the Company," stated Crown American Realty Trust Vice Chairman and President, Mark E. Pasquerilla. "Funds from Operations ("FFO") per share grew 3 percent in 1998 to $1.18 per share, our first year-over-year improvement since 1994. We have made dramatic progress in the last few years in re-tenanting and renovating our mall properties. We have replaced second rate anchors with dominant national
retailers such as The May Department Stores Company.   We have significantly
upgraded our mall shop tenants with the GAP, Disney, Intimate Brands, The Limited, and many others."

     This transformation is evident by:
     Mall shop occupancy ended the year at 82 percent, up from 79 percent a year ago.
     Comparable mall shop sales are $242 per square foot, up 6 percent in 1998, and well ahead of the industry growth rate of 2.8 percent as reported by the ICSC (International Council of Shopping Centers).
     Average mall shop base rents in the portfolio increased for the 21st consecutive quarter to $17.54 per square foot.
     Leasing results set another record in 1998, after a record-setting 1997, with $25.5 million annualized base rent from signed new and renewal mall shop, theater and freestanding tenant leases, up 44 percent from 1997. Leases out-for-signature, the "leasing pipeline," were up 73 percent in the same period.

     Total revenues for 1998 were up $15.7 million to $146.7 million, or a 12 percent increase from 1997. In addition to growing revenues and FFO contribution from existing malls, the recently acquired properties contributed $10.8 million of the total increase in 1998 revenues. For the fourth quarter, FFO per share was $0.36, unchanged from the fourth quarter of 1997, and ahead of consensus analyst estimates for the quarter.

     Pasquerilla continued, "We are pleased, but not satisfied, with the continuing growth of revenues and FFO from our properties in 1998. As we reported earlier this week, in addition to focusing on revenue growth, we are also committed to managing the cost side of the business. We announced steps to streamline and restructure certain corporate office functions that will reduce costs and also result in an eight percent work-force reduction at our corporate office. We will record a non-FFO restructuring charge in the first quarter of 1999 to provide for severance and related costs.

     "We established a solid platform for growth for 1999 and beyond. Our major debt refinancing in 1998 substantially eliminated refinancing risk and reduced our variable rate debt. This refinancing was completed through GE Capital Real Estate and is another component of our strategic alliance announced in late 1997. The quality of the portfolio and resultant earnings stream will continue to improve with three additional May Company department stores opening in 1999. Our goal is to have high-single to low-double digit growth in FFO per share.
For 1999, much of this growth is already in-place from the 1998 record leasing year, from the full-year impact of the three acquisitions made in 1998, and from the full-year impact of the Patrick Henry Mall expansion that opened in November 1998. The Crown management team, which collectively has a 36 percent ownership interest in the Company, is firmly committed to FFO growth. We believe that the transformation of the properties and the resultant revenue growth, together with strong cost controls, will continue to benefit 1999 and beyond."

                              Dividend Information

     The Board of Trustees declared regular quarterly dividends of $.20 per common share and $1.375 per senior preferred share. Both dividends are payable March 19, 1999 to shareholders of record on March 8, 1999.

                      Financial Information - Twelve Months

     For the year ended December 31, 1998, FFO before allocations to minority interest and preferred dividends was $56.6 million, up $8.0 million, or 16.4 percent, from 1997. FFO allocable to common shares was $31.2 million or $1.18 per common share, compared to $31.2 million, or $1.15 per common share, in 1997. Average shares and partnership units outstanding during 1998 were 36.3 million compared to 36.7 million in 1997. FFO contributed from existing mall operations (before interest, general and administrative costs, and cash flow support) was up $3.2 million, or $0.088 per share. FFO contributed by the recently acquired properties, net of financing costs, was $2.2 million, or $0.060 per share.
These increases were partially offset by: $4.2 million, or $0.115 per share, full year impact of the preferred shares dividends (net of amount allocated to acquired properties); and $0.6 million higher general and administrative expenses, or $0.015 per share, due mostly to higher costs in our leasing and acquisition departments. After allocations to acquired properties, interest expense was down by $0.2 million, or $0.005 per share.

     Total 1998 revenues were $146.7 million compared to $131.0 million in 1997. Of the total increase, $4.9 million came from existing properties and $10.8 million from recently acquired properties. At the existing properties, minimum and percentage rents were up $5.5 million reflecting the strong leasing results in 1997 and 1998. This was offset by $0.3 million in lower tenant recovery income, and $0.4 million lower temporary and seasonal leasing, as more in-line space was being used by permanent tenants and not available for temporary leasing.

     For the full year the Company had income of $7.2 million before extraordinary items, cumulative effect of accounting changes, and minority interest, up from $2.6 million in 1997. The Company incurred a $22.5 million extraordinary loss on early extinguishment of debt in the third quarter from the $465 million mortgage loan refinancing. A $1.7 million negative adjustment from the cumulative effect of a change in the method of accounting for percentage rents was recorded effective at the beginning of 1998. After these items and allocations to minority interest, the Company had a net loss of $8.6 million. After deducting preferred dividends, total net loss allocable to common shareholders was $22.4 million, or $0.85 per share of which $0.62 relates to the extraordinary loss from early debt extinguishment and $0.05 per share relates to the change in accounting method.

                     Financial Information - Fourth Quarter

     For the quarter ended December 31, 1998, Funds from Operations (FFO) before allocations to minority interest and preferred dividends was $16.5 million, up from $16.3 million in 1997. FFO allocable to common shares was $9.5 million, or $0.36 per common share, compared with $9.5 million, or $0.36 per common share, for the fourth quarter of 1997. From the existing properties, base and percentage rents were up $1.5 million, but this was offset by lower net recovery income compared to 1997 and by lower temporary leasing. Fourth quarter 1997 mall operating costs net of recovery income was boosted from positive year-end adjustments to interim CAM income estimates; in 1998 such year-end adjustments were slightly negative resulting in a $1.1 million negative quarter-to-quarter comparison. Temporary leasing was down due to more in-line space used for permanent tenants. The recently acquired properties contributed $0.7 million to fourth quarter FFO after financing costs. Net interest costs and preferred dividends after allocations to the acquired properties were up $0.6 million in the quarter due mainly to higher borrowing levels and slightly lower interest income and capitalized interest.

     Total revenues for the fourth quarter were $41.2 million, as compared to $38.4 for the fourth quarter of 1997. For the fourth quarter of 1998, the Company achieved net income of $4.0 million. After deducting preferred dividends, there was $0.6 million net income allocable to common shares, or $0.02 per share. This compares to $0.1 million net income allocable to common shares, or $0.01 per share, in the fourth quarter of 1997.

                              Operating Information

     During the fourth quarter of 1998, leases for 188,000 square feet of mall shops were signed representing $3.9 million in annualized base rental income. This compares to 143,000 square feet for $3.3 million during the same period in 1997. A total of 96 leases were signed, which included 51 renewals and 45 new leases.

     Also during the fourth quarter of 1998, leases for 53,000 square feet for theater and freestanding tenants were signed representing $0.7 million in annualized base rental income.

     For the full year 1998, leases for 1,208,000 square feet of mall shops were signed representing $23.5 million in annualized base rental income, 57 percent higher than 1997. A total of 569 leases were signed, including 288 renewals and 281 new leases. Average rent per square foot for 1998 was $19.43, which includes $20.56 per square foot for new space and $18.37 per square foot for renewals.

     For the full year 1998, the Company signed leases on 181,000 square feet for theater and freestanding tenants, representing $2.0 million in annualized base rental income.

     The average base rent of the portfolio as of December 31, 1998 was $17.54 per square foot. This is a 4.3 percent increase from $16.82 per square foot as of December 31, 1997, and the 21st consecutive quarter that average base rent has increased.

     Overall, mall shop occupancy was 82 percent at December 31, 1998, up from 79 percent at December 31, 1997. The improvement in occupancy resulted from increased new tenant leasing and from 28 percent fewer tenant closings in 1998.

     Mall shop comparable sales for 1998 were $242 per square foot. This is a six percent increase over the $228 per square foot reported for 1997 and considerably higher than the 2.8 percent increase for the country as reported by the International Council of Shopping Centers (ICSC).

     Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.3 percent as of December 31, 1998, as compared to 10.4 percent as of December 31, 1997.

     Seasonal and promotional leasing income for the full year 1998 amounted to $9.7 million, as compared to $9.3 million in 1997.

                         Expansions/Renovation Projects

     In November, work on a major expansion at Patrick Henry Mall (Newport News, Va.) was completed. A new 140,000 square foot May Department Stores Company unit (Hecht's) opened. Dillard's also completed an expansion and renovation at their location and approximately 29,000 square feet of new mall shop space opened.

     Construction is continuing at Washington Crown Center (formerly Franklin Mall, Washington, Pa.). This project includes the addition of a new 140,000 square foot May Company department store (Kaufmann's), a new multi-screen theater, a relocation of the food court and a complete mall renovation. A Fall 1999 completion is expected.

     At Valley Mall (Hagerstown, Md.) work is continuing on a mall expansion that is to include a new, 120,000 square foot May Company department store (Hecht's), a 16 screen R/C Theatres complex, a new Gardenside Cafe food court and additional mall shop space. The project is scheduled for a Fall 1999 completion.

     In November, Wal-Mart more than doubled its size at Martinsburg Mall (Martinsburg, WV). The existing 90,000 square foot store opened as a 204,000 square foot Wal-Mart super-center.

     Construction is nearing completion at Nittany Mall (State College, Pa.) where The May Department Stores Company is building a 95,000 square foot Kaufmann's department store that will open in March 1999. The project also included relocating the Sears Auto Center.

     In August 1998 a new Regal 13 screen multi-plex cinema opened at the West Manchester Mall (York, PA). In December 1998 a new Cinemark 14 screen multi-plex cinema opened at Oak Ridge Mall (Oak Ridge, TN). Both theaters feature stadium-style seating.

                                   Financings

     In December Moody's Investors Services upgraded their rating on the Company's senior preferred shares from "caa" to "b3". Their release stated that the changes reflected the Company's strengthened financial fundamentals, its improved tenant mix, and the better overall quality of its property portfolio.

     In the fourth quarter GE Capital Real Estate agreed to fund up to $26 million of expansion costs occurring at the Company's Valley Mall. The construction funding will be handled through the existing $100 million acquisition line of credit with GECRE, with interest at Libor plus 3.0 percent. The Company and GECRE are currently finalizing the loan documents; no draws have occurred to date and the Company has funded costs to date from cash flows and the general credit line.

     As previously announced on August 31, 1998 the Company completed a $465 million ten-year mortgage loan refinancing with GE Capital Real Estate.
     The new loan is secured by cross-collateralized mortgages on fifteen of the Company's regional malls. The loan bears a stated interest rate of 7.43 percent and is payable monthly, interest only during the first two years, and then amortizing during the last eight years based on a 25 year amortization schedule. While the all-in interest cost is lower that the debt that was refinanced, the increase in overall debt levels after the refinancing will offset the lower all-in rate.

               ___________________________________________________

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 enclosed regional malls and one shopping center aggregating 16 million square feet of gross leasable area.

     This news release contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be
predicted with accuracy.   Future events and actual results, financial and
otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

 	A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.

                                     - 30 -



EXHIBIT 99 (b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)


                                    Three Months Ended        Year Ended
                                       December 31,           December 31,
                                      1998 vs. 1997          1998 vs. 1997
                                      (in thousands, except per share data)

FINANCIAL AND ANALYTICAL DATA:
                                                 $Per                    $Per
Total FFO - Incr (decr) -  1998       $000       Share       $000        Share
compared to 1997:
Base and percentage rents from      $  1,552   $   0.043  $   5,412    $  0.149
anchors and mall shops
Temporary and promotional leasing      (239)     (0.007)       (399)    (0.011)
income
Mall operating costs, net of tenant  (1,052)     (0.029)     (2,112)    (0.058)
recovery income
Utility and misc. mall income,         (202)     (0.006)          64      0.002
equity in joint venture
Straight line rental income             (36)     (0.001)         224      0.006
Core mall operations--same                23     (0.000)       3,189      0.088
properties
Impact of Valley, Jacksonville,
Crossroads, and  Lewistown
before allocation of interest and      2,387       0.066       8,058      0.222
preferred dividends
Core mall operations - all             2,410       0.066      11,247      0.310
properties

Property admin. and general &             55       0.002       (552)    (0.015)
admin. expenses
Cash flow support earned               (133)     (0.004)          51      0.001
Interest expense, including for      (2,277)     (0.063)     (2,754)    (0.076)
acquisitions
Gain on sale of outparcel land           193       0.005         159      0.004
Lease buyout income and other           (70)     (0.002)       (171)    (0.005)
items, net
Impact on per share amount from            -     (0.002)           -      0.011
changes in the number of common
shares and units outstanding
Change before pref'd div's and           178       0.002       7,980      0.230
minority interest
Increase in preferred dividends            1           -     (7,104)    (0.196)
Allocation to minority interest in     (165)           -       (843)         -
Operating Partnership
Rounding to whole cents                    0     (0.002)           -     (0.004)
Change in FFO allocable to common   $     14   $   0.000   $      33   $  0.030
shareholders

                                      Three Months Ended         Year Ended
                                          December 31,           December 31,
                                       1998         1997        1998      1997
Funds from Operations ($000 except
per share data):
Net income (loss)                   $  4,008    $  3,536   $ (8,639)   $  1,907
Adjustments:
Minority Interest in Operating         (208)          11     (8,363)    (1,644)
Partnership
Depreciation and amortization -       11,189      10,163      42,992     39,682
real estate
Operating covenant amortization          657         657       2,630      2,630
Cash flow support amounts                858         991       3,784      3,733
Cumulative effect of a change in           -           -       1,703          -
accounting method
Extraordinary loss on early                -         968      22,512      2,331
extinguishment of debt
FFO before allocations to minority    16,504      16,326      56,619     48,639
interest and pref'd shares
Allocation to preferred              (3,437)     (3,438)    (13,750)    (6,646)
shareholders (preferred dividends)
Allocation to minority interest in   (3,531)     (3,366)    (11,653)   (10,810)
Operating Partnership
FFO allocable to common shares     $   9,536   $   9,522   $  31,216   $ 31,183
FFO per common share               $    0.36   $    0.36   $    1.18   $   1.15

Average shares outstanding during     26,207      26,519      26,393     27,228
the period
Shares outstanding at period end      26,207      26,475      26,207     26,475

Avg. partnership units and shares     36,164      35,958      36,317     36,667
outstanding during period
Partnership units and shares          36,164      35,914      36,164     35,914
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents $   6,004   $   5,575   $  23,527   $ 22,213
Mall shops - contractual or base      17,750      14,849      67,195     57,251
rents
Mall shops - percentage rent in        1,075         866       2,908      2,397
lieu of fixed base rent
Straight line rental income              181         152         564         89
Ground lease - contractual or base       499         414       1,949      1,542
rents
Lease buyout income                        -           -           8        182
Operating covenant amortization        (657)       (657)     (2,630)    (2,630)
Total minimum rents                $  24,852   $  21,199   $  93,521   $ 81,044
Components of Percentage (Overage)
Rents:
Anchors                            $   1,723   $   1,437   $   3,899   $  3,454
Mall shops and ground leases           1,079       1,209       3,292      3,090
                                   $   2,802   $   2,646   $   7,191   $  6,544





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1998
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                      Three Months Ended           Year Ended
                                          December 31,             December 31,
                                       1998         1997        1998      1997
                                           (in thousands, except as noted)
EBITDA:  earnings (including gain
on sale of outparcel land)
before interest, taxes, all
depreciation and amortization
and extraordinary items            $  28,160   $  25,657   $  98,499   $ 88,028

Debt and Interest:

Fixed rate debt at period end      $ 598,960   $ 400,054   $ 598,960   $400,054
Variable rate debt at period end      71,011     141,659      71,011    141,659
Total debt at period end           $ 669,971   $ 541,713   $ 669,971   $541,713

Weighted avg. interest rate on          7.7%        7.7%        7.6%       7.7%
fixed rate debt for the period
Weighted avg. interest rate on          7.6%        7.7%        7.5%       7.9%
variable rate debt for the period

Total interest expense for period  $  12,476   $  10,199   $  45,417   $ 42,663
Amort. of deferred debt cost for         349         813       2,743      3,311
period (incl. in interest exp)
Capitalized interest costs during        380         481       2,192      2,463
period

Capital Expenditures Incurred:

Allowances for mall shop tenants   $   5,633   $      90   $  17,149   $  3,063
Allowances for anchor tenants          1,072       3,901       1,644      8,615
Leasing costs and commissions            329         246       4,193      2,398
Expansions and major renovations *     8,315       7,833      41,706     25,076
Acquisition of operating properties      475      31,981      65,448     31,981
All other capital expenditures            43         479       1,573      1,724
(included in Other Assets)
Total Capital Expenditures during  $  15,867   $  44,530   $ 131,713   $ 72,857
the period
*1998 data includes approximately
$11 million in deposits to
expansion construction and related
escrows under the new GECC mortgage loan.

OPERATING DATA:

Mall shop GLA at period end                                    5,734      5,539
sq. ft.)

Occupancy percentage at period end                               82%        79%

Comp. Store Mall shop sales - 12                           $  241.82   $ 228.17
months (per sq. ft.)

Mall shop occupancy cost percentage                            10.3%      10.4%
at period end

Average mall shop base rent at                             $   17.54   $  16.82
period end (per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)               73          90         585        372
New leases - $ per sq. ft.         $   23.44   $   25.33   $   20.56   $  22.47
Number of new leases signed               45          50         281        201

Renewal leases - sq. feet (000)          115          53         623        376
Renewal leases - $ per sq. ft.     $   19.09   $   19.46   $   18.37   $  17.52
Number of renewal leases signed.          51          24         288        170

Tenant Allowances for leases signed
during the period:
First Generation Space - per       $   30.29   $   16.40   $   23.39   $  32.09
sq. ft.
Second Generation Space - per      $   10.64   $   13.52   $   12.09   $   7.89
sq. ft.
Leases Signed during the period by:
First Generation Space -                  18          20          55         95
sq. ft. (000)
Second Generation Space -                170         123       1,153        653
sq. ft. (000)

Theater and free-standing leasing
for the period:
New leases- sq. ft. (000)                 53         120         181        340
New leases-$ per sq. ft.           $   13.00   $    4.31   $   10.99   $   8.06
Tenant allowances - $ per sq. ft.  $   65.00   $    3.90   $   40.09   $  20.37





SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE YEAR ENDED DECEMBER 31, 1998


                                 PERCENT OF  NUMBER OF   TOTAL
                                    TOTAL   OPEN STORES  SQ FT
          TENANT           NOTES  REVENUES   OF STORES  OCCUPIED
Sears, Roebuck & Co.                5.8%        21     2,124,755
J C Penney Inc.             (1)     4.3%        27     1,855,567
The Bon-Ton                         3.3%        17     1,182,922
May Department Stores Co.   (2)     1.0%        10     1,226,146
Wal-Mart Stores                     1.2%         3       405,465
Value City Department               1.2%         5       372,713
Stores
The Limited Stores Inc.     (3)     3.9%        48       352,907
K-Mart Corporation                  1.0%         3       259,517
Venator Group               (4)     3.5%        75       220,036
Charming Shops                      1.4%        21       179,584
Shoe Show Of Rocky Mt.              1.6%        25       115,161
Inc.
Hallmark-Owned Stores               1.7%        29       104,070
Intimate Brands, Inc.       (5)     1.9%        32       102,557
Deb Shops, Inc.                     1.0%        16        99,316
Camelot, Inc.               (6)     1.7%        28        99,210
Consolidated Stores         (7)     1.5%        25        80,467
Payless Shoesource Inc.             1.2%        24        79,002
Walden Book Co., Inc.               1.5%        21        75,146
Tandy Corporation           (8)     0.9%        27        67,488
Moray Inc.                  (9)     0.9%        17        64,553
The Finish Line, Inc.               0.9%        13        61,984
The Gap                             1.0%        11        52,683
General Nutrition Inc.              0.8%        25        37,892
Regis Stores                        0.7%        31        34,516
Sterling Jewelers          (10)     0.9%        17        20,511

TOTALS                              44.8%              9,274,168


Notes:
(1)  Includes 20 J.C. Penney department stores and 7 Eckerd stores.
(2) May Company owns 7 of their current 10 stores. Accordingly, the percentage of revenue attributable to May Company is relatively less than the amount of space occupied.
(3) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(4)  Includes Woolworth, Afterthoughts, Kinney, Footlocker, Lady Footlocker,
     Champs, and Northern Reflections.
(5)  Spun off by the Limited.  Includes Victoria's Secrets and Bath & Body.
(6)  Recently aquired the Wall stores will merge with Trans World Entertainment
     (NYSE TWMC) in early 1999.
(7)  Includes Kay-Bee Toys which it recently purchased from Melville Realty Co.
(8)  Operates as Radio Shack.
(9)  Operates as B. Moss.
(10) Operates as Kay Jewelers, Belden Jewelers and Shaw Jewelers.







SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations


                                   Three Months Ended            Year Ended
                                       December 31,              December 31,
                                    1998         1997         1998         1997
                                    (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                    $  24,852    $  21,199    $  93,521   $  81,044
Percentage rent                     2,802        2,646        7,191       6,544
Property operating cost             8,188        9,029       32,570      30,513
recoveries
Temporary and promotional           4,551        4,437        9,661       9,312
leasing
Net utility income                    767          792        2,991       2,806
Miscellaneous income                   65          291          814         775
Net                                41,225       38,394      146,748     130,994

Property operating costs:
Recoverable operating costs        11,318       10,931       43,755      39,467
Property administrative costs         805          823        2,533       2,349
Other operating costs                 616          582        2,262       1,963
Depreciation and amortization      10,877        9,781       41,712      38,311
Net                                23,616       22,117       90,262      82,090
Net                                17,609       16,277       56,486      48,904
Other expenses:
General and administrative          1,609        1,646        5,066       4,698
Interest                           12,476       10,199       45,417      42,663
Net                                14,085       11,845       50,483      47,361
Net                                 3,524        4,432        6,003       1,543

Property sales, disposals and
adjustments:
Gain on sale of outparcel land        276           83        1,210       1,051

Income (loss) before extraordinary  3,800        4,515        7,213       2,594
items, minority interest, and
cumulative effect of a change in
accounting method
Extraordinary loss on early             -        (968)     (22,512)     (2,331)
extinguishment of debt
Cumulative effect on prior              -            -      (1,703)           -
years (to December 31, 1997)
of a change in accounting method
Income (loss) before minority       3,800        3,547     (17,002)         263
interest
Minority interest in (income)         208         (11)        8,363       1,644
loss of Operating Partnership
Net income (loss)                   4,008        3,536      (8,639)       1,907
Dividends on preferred shares     (3,437)      (3,438)     (13,750)     (6,646)
Net income (loss) applicable
to common shareholders          $     571    $      98    $(22,389)    $ (4,739)

Per common share information:
Basic and Diluted EPS:
Income (loss) before
extraordinary item and
cumulative effect of a
change in accounting method     $    0.02    $    0.03    $  (0.18)    $ (0.11)
Extraordinary item                      -       (0.02)       (0.62)      (0.06)
Cumulative effect on prior              -            -       (0.05)           -
years of a change in accounting
method
Net income (loss)               $    0.02    $    0.01    $  (0.85)    $ (0.17)

Weighted average shares            26,207       26,519       26,393      27,228
outstanding (000)

FFO per share                   $    0.36    $    0.36    $    1.18    $   1.15








SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                            December 31,
                                                       1998              1997

Assets
Income-producing properties:
Land                                              $    145,226      $    132,055
Buildings and improvements                             946,654           852,674
Deferred leasing and other charges                      42,469            39,912
Net                                                  1,134,349         1,024,641
Accumulated depreciation and amortization            (347,649)         (315,125)
Net                                                    786,700           709,516

Investment in joint venture                              5,799             5,808
Cash and cash equivalents, non-restricted               13,512             9,472
Restricted cash and escrow deposits                     15,005            14,237
Tenant and other receivables                            17,430            16,986
Deferred charges and other assets                       30,842            29,930
Net                                               $    869,288      $    785,949


Liabilities and Shareholders' Equity

Debt on income-producing properties               $    669,971      $    541,713
Accounts payable and other liabilities                  38,076            29,132
Net                                                    708,047           570,845

Minority interest in Operating Partnership              11,724            25,334

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,741,542 and
27,727,212 shares issued at December 31, 1998
and 1997, respectively                                     277               277
Additional paid-in capital                             314,252           308,571
Accumulated deficit                                  (150,385)         (106,881)
Net                                                    164,169           201,992
Less common shares held in treasury at cost;
1,534,398 and 1,251,898 shares at December 31,
1998 and 1997, respectively.                          (14,652)          (12,222)
Net                                                    149,517           189,770
Net                                               $    869,288      $    785,949







SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows


                                                        Year Ended December 31,
                                                         1998             1997
                                                          (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $  (8,639)     $     1,907
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership               (8,363)         (1,644)
Equity earnings in joint venture                           (360)           (528)
Depreciation and amortization                             48,411          45,886
Extraordinary loss on early extinguishment of debt        22,512           2,331
Cumulative effect of a change in accounting method         1,703               -
Net changes in:
Tenant and other receivables                             (2,147)             520
Restricted cash and escrow deposits                        (768)        (11,013)
Deferred charges and other assets                        (9,393)           3,156
Accounts payable and other liabilities                    11,878         (1,868)
Net cash provided by operating activities                 54,834          38,747

Cash flows from investing activities:
Investment in income properties and related escrow      (64,223)        (39,152)
deposits
Acquisition of enclosed malls, net of debt assumed      (46,720)        (31,981)
Proceeds from sale of Middletown Mall                      8,148               -
Distributions from joint venture                               -             150
Net cash (used in) investing activities                (102,795)        (70,983)

Cash flows from financing activities:
Net proceeds from issuance of senior preferred shares          -         118,671
Net proceeds from exercise of stock options and              117             921
dividend reinvestment plan
Proceeds from issuance of debt, net of issuance cost     576,257         231,723
Cost of issuance of debt                                 (6,806)         (4,774)
Debt repayments                                        (476,108)       (265,002)
Dividends and distributions paid on common shares and   (29,063)        (29,287)
partnership units
Dividends paid on senior preferred shares               (13,750)         (5,921)
Purchase of common shares held in treasury               (2,430)        (12,222)
Cash flow support payments                                 3,784             853
Net cash provided by financing activities                 52,001          34,962

Net (decrease) increase in cash and cash equivalents       4,040           2,726

Cash and cash equivalents, beginning of period             9,472           6,746

Cash and cash equivalents, end of period              $   13,512     $     9,472

Interest paid (net of capitalized amounts)            $   42,674     $    39,351
Interest capitalized                                  $    2,192     $     2,463

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was prefunded in 1995.           $        -     $     1,889

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions               $    4,479     $         -

Assumption of debt related to Greater Lewistown and
Crossroads acquisitions                               $   14,718     $         -

Preferred dividends accrued, but unpaid as of period  $        -     $       725
end

