Form 10-Q
period 1999-03-31
CROWN AMERICAN REALTY TRUST
filed 1999-05-05
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                        Commission file number:  1-12216

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

    As of April 15, 1999, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


                       Yes   X                       No  ____




                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended March 31, 1999

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

                      Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

                      Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1999

                      Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

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

            Item 3:   Defaults Upon Senior Securities

            Item 4:   Submission of Matters to a Vote of Security Holders

            Item 5:   Other Information

            Item 6:   Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1999               1998
                                                   (Unaudited)
                                                    (in thousands, except share
                                                         and per share data)
Assets

Income-producing properties:
Land                                               $    145,237     $    145,226
Buildings and improvements                              957,878          946,654
Deferred leasing and other charges                       42,938           42,469
Net                                                   1,146,053        1,134,349
Accumulated depreciation and amortization             (357,766)        (347,649)
Net                                                     788,287          786,700
Other assets:
Investment in joint venture                               5,430            5,799
Cash and cash equivalents, unrestricted                   9,877           13,512
Restricted cash and escrow deposits                      15,560           15,005
Tenant and other receivables                             13,349           17,430
Deferred charges and other assets                        27,545           30,842
Net                                                $    860,048     $    869,288

Liabilities and Shareholders' Equity

Debt on income-producing properties                $    676,969     $    669,971
Accounts payable and other liabilities                   31,478           38,076
Net                                                     708,447          708,047

Minority interest in Operating Partnership                9,066           11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                       25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at March 31, 1999 and
December 31, 1998, respectively                             277              277
Additional paid-in capital                              314,781          314,252
Accumulated deficit                                   (157,896)        (150,385)
Net                                                     157,187          164,169
Less common shares held in treasury at cost,
1,534,398 shares at both March 31, 1999 and
December 31, 1999                                      (14,652)         (14,652)
Net                                                     142,535          149,517
Net                                                $    860,048     $    869,288


The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            1999         1998
                                                          (in thousands, except
                                                             per share data)
Rental operations:
Revenues:
Minimum rent                                             $  24,914     $  21,590
Percentage rent                                              1,268         1,712
Property operating cost recoveries                           8,853         8,086
Temporary and promotional leasing                            1,923         1,810
Net utility income                                             896           896
Miscellaneous income                                           265           214
Net                                                         38,119        34,308

Property operating costs:
Recoverable operating costs                                 11,572        10,831
Property administrative costs                                  528           610
Other operating costs                                          500           506
Depreciation and amortization                               10,968         9,755
Net                                                         23,568        21,702
Net                                                         14,551        12,606
Other expenses:
General and administrative                                   1,057         1,222
Restructuring costs                                          1,039
Interest                                                    12,206        10,255
Net                                                         14,302        11,477
Net                                                            249         1,129

Property sales, and adjustments:
Gain on sale of outparcel land                                               619
                                                                             619

Income before cumulative effect of a change in
accounting method and minority interest in
Operating Partnership                                          249         1,748

Cumulative effect of a change in accounting method                       (1,703)

Income before minority interest in Operating Partnership       249            45

Minority interest in loss of Operating Partnership             923           925

Net income                                                   1,172           970
Dividends on preferred shares                              (3,438)       (3,438)
Net (loss) applicable to common shares                   $ (2,266)     $ (2,468)

Per common share data:
Basic EPS:
Income (loss) before cumulative effect of a change in
accounting method                                        $  (0.09)     $  (0.04)
Cumulative effect of a change in accounting method                        (0.05)
Net income (loss)                                        $  (0.09)     $  (0.09)

Weighted average shares outstanding                         26,208        26,475

Diluted EPS:
Income (loss) before cumulative effect of a change in
accounting method                                        $  (0.09)     $  (0.04)
Cumulative effect of a change in accounting method                        (0.05)
Net income (loss)                                        $  (0.09)     $  (0.09)

Weighted average shares outstanding                         26,208        26,475

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders'Equity
(Unaudited)


                                   Common
                                   Shares      Senior
                                 Issued and   Preferred      Common
                                 Outstanding    Shares       Shares

                                        (in thousands)
Balance, December 31, 1998          26,207   $         25   $      277

Common shares issued under               1
stock option program

Transfer in (out) of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, March 31, 1999             26,208   $         25   $      277


                                                            Common
                                Additional                  Shares
                                 Paid in     Accumulated    Held in
                                 Capital      Deficit      Treasury      Total
                                                  (in thousands)


Balance, December 31, 1998     $  314,252   $  (150,385)  $ (14,652)  $  149,517

Common shares issued under
stock option program                    6                                      6

Transfer in (out) of limited
partner's
interest in the Operating            (67)                                   (67)
Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support                     590                                    590

Net income                                         1,172                   1,172

Dividends paid and accrued                       (8,683)                 (8,683)


Balance, March 31, 1999        $  314,781   $  (157,896)   $ (14,652)  $ 142,535

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                            1999          1998
                                                              (in thousands)
Cash flows from operating activities:
Net income                                              $    1,172     $     970
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership                   (923)         (925)
Equity earnings in joint venture                             (149)         (127)
Depreciation and amortization                               12,313        11,599
Cumulative effect of a change in accounting method                         1,703
Restructuring costs                                          1,039
Net changes in:
Tenant and other receivables                                 4,081         4,025
Restricted cash and escrow deposits                        (1,783)          (39)
Deferred charges and other assets                            2,079         (274)
Accounts payable and other liabilities                     (7,637)       (4,956)
Net cash provided by operating activities                   10,192        11,976

Cash flows from investing activities:
Investment in income-producing properties                 (11,337)       (7,043)
Distributions from joint venture                               425
Net cash (used in) investing activities                   (10,912)       (7,043)

Cash flows from financing activities:
Net proceeds from exercise of stock options                      6
Proceeds from issuance of debt, net of deposits             11,526        12,722
Cost of issuance of debt                                      (81)
Debt repayments                                            (4,511)       (9,684)
Dividends and distributions paid on common shares and      (7,232)       (7,270)
partnership units
Dividends paid on senior preferred shares                  (3,438)       (3,438)
Cash flow support payments                                     815
Net cash (used in)  financing activities                   (2,915)       (7,670)

Net (decrease) in cash and cash equivalents                (3,635)       (2,737)

Cash and cash equivalents, beginning of period              13,512         9,472

Cash and cash equivalents, end of period                $    9,877     $   6,735

Interest paid (net of capitalized amounts)              $   11,854     $   9,396
Interest capitalized                                    $      323     $     550

Non-cash financing activities:
Cash flow support credited to minority interest and
paid in capital that was prefunded in 1995.             $              $     992

Issuance of partnership units related to the 1995
purchase of Middletown Mall                             $              $   3,711

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

As described in Notes 5 and 6, the Company acquired three properties in 1998, and sold one mall in 1998.

Simultaneously  with the above transactions, the Financing Partnership  borrowed through Kidder approximately $300 million of mortgage debt (the "Kidder Mortgage
Loans")  secured by its 15 enclosed shopping malls (see Note 3).   The  proceeds
from  $300  million of mortgage debt together with the proceeds  of  the  equity offering were used to retire existing debt contributed with the Properties  (see
Note 3).   As described in Note 3, in August 1998 the Kidder Mortgage Loans were refinanced in their entirety.

As  of March 31, 1999, the Properties consist of: (1) 26 enclosed shopping malls
(together   with   adjoining  outparcels  and  undeveloped  land)   located   in
Pennsylvania,  New Jersey, Maryland, Tennessee, North Carolina,  West  Virginia,
Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall
Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3)  a non-
enclosed strip shopping center located in Lewistown, PA, (4) Pasquerilla  Plaza, an  office building in Johnstown, Pennsylvania, which serves as the headquarters of  the  Company and is partially leased to other parties, and (5)  a parcel  of land  and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The  accompanying consolidated financial statements of the Company  include  all accounts  of  the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary,  the Operating Partnership. The Operating Partnership directly  owns seven  malls, the 50% joint venture interest in Palmer Park Mall, the  Corporate headquarters  building, and the Westgate anchor pad.  All  remaining  properties are  owned by seven partnerships and limited liability companies that are either
99.5%  or  100.0%  owned  by  the  Operating Partnership.   The  remaining  0.5%
interests  in  these second-tier entities are owned by the Company  through  its
wholly-owned  subsidiaries.   The  Operating  Partnership  also  has  all   paid
employees  and  manages  all properties except the  Palmer  Park  Mall  and  the
Westgate  anchor  pad.  Other than its ownership interests in its  subsidiaries,
the  Company  owns  no other assets and has no other business  activities.   The
Company  is the sole general partner in the Operating Partnership, and at  March
31, 1999 the Company held 100% of the preferred partnership interests and 72.47%
of the common partnership interests.   All significant intercompany amounts have
been eliminated.

In  the  opinion of management, the accompanying unaudited consolidated  interim financial  statements  include  all adjustments of  a  normal  recurring  nature necessary  for  a  fair presentation of the financial position  and  results  of operations of the Company.  These consolidated interim financial statements  and
the   accompanying  notes  should  be  read  in  conjunction  with  the  audited consolidated financial statements of the Company for the year ended December 31,
1998,  which  are included in its Annual Report on Form 10-K.   The  results  of
operations for interim periods are not necessarily indicative of results  to  be expected for the year.

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

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                          March 31,   December 31,
                                            1999          1998

Mortgage loans                           $ 465,000     $  465,000
Permanent loans                            133,447        133,960
Construction loans                           4,443          2,932
Secured term loans and lines of credit      74,079         68,079
Net                                      $ 676,969     $  669,971


Mortgage Loans

Concurrently  with the offering of shares of the Company in 1993, the  Financing
Partnership  borrowed an aggregate $300 million in mortgage debt through  Kidder
Peabody   Mortgage  Capital  Corporation  (collectively,  the  "Kidder  Mortgage
Loans").   In  connection with obtaining a construction loan for rebuilding  and expanding  Logan Valley Mall, in December 1995 the Company repaid $19.4  million of  the Kidder Mortgage Loans in order to release the Logan Valley Mall from the
Kidder  Mortgage  Loans  and Financing Partnership.  No prepayment  penalty  was
incurred.   On  August  28,  1998, the Company closed  a  $465  million  10-year mortgage with GE Capital Real Estate ("GECRE").  The gross proceeds from the new loan  (the  "GECRE  Mortgage Loan") were used to refinance  the  $280.6  million
Kidder  Mortgage Loans, the $110.0 million interim mortgage loan, and the  $30.0
million  secured  term  loan.   The remaining  proceeds  were  used  largely  to
establish  escrows  to fund the remaining expansion and redevelopment  costs  of
Patrick  Henry  Mall and Nittany Mall, and to fund closing costs,  initial  loan reserves  and prepayment penalties with respect to $200.0 million of the  Kidder
Mortgage Loans and the $30.0 million secured term loan that were pre-paid  prior to their maturity dates.  The prepayment penalties for the Kidder Mortgage Loans and  the  $30 million term loan were approximately $16.6 million.  In  addition, approximately  $5.9 million of unamortized deferred financing costs  related  to the  Kidder  Mortgage Loans and the $110.0 million interim  mortgage  loan  were written  off  in the third quarter of 1998.  Both of these items were  accounted
for  as  an  extraordinary  loss on early extinguishment  of  debt.   The  GECRE
Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-
collateralized  mortgages on 15 of the malls.  Crown Investments has  guaranteed
$250  million of the GECRE Mortgage Loan.  In connection with the GECRE Mortgage
Loan,  in November 1997, the Company made a $6.0 million interest-bearing  good-
faith  deposit with GECRE, and in July and August 1998, the Company  made  $12.2 million  in non-interest bearing rate lock deposits with GECRE.  These  deposits were refunded at closing.

Permanent Loans

At  March  31,  1999, permanent loans consisted of nine loans secured  by  seven properties held by the Operating Partnership. Included in permanent loans  is  a
$2.8 million interest free Urban Development Action Grant loan with the City  of
Johnstown, Pennsylvania, secured by an office building and due October  2006.  A
$1.1  million  loan related to Carlisle Plaza Mall is an Industrial  Development
Bond  secured  with a $1.1 million letter of credit, which expires  in  January,
2008.   Crown Holding has guaranteed one of the permanent loans with  a  current outstanding balance of $10.8 million.

Construction Loans

In  September  1998  the Company entered into a $26.8 million  construction  and three-year  permanent  loan with a bank lender to finance a renovation/expansion program at Washington Crown Center.  The loan has an interest rate of LIBOR plus
1.90%.   The  construction loan term is for two years followed by  a  three-year permanent term loan.

Secured Term Loans and Lines of Credit

At March 31, 1999 the Company had $155.6 million in available revolving lines of credit,  which includes a $100.0 million acquisition credit facility with  GECRE bearing  interest at LIBOR plus 2.35%, a $50.0 million general  credit  facility with  GECRE  secured by cross collateralized mortgages on four of the  Company's mall  properties bearing interest at LIBOR plus 1.95%, and a $5.6  million  line with  a bank secured by a mortgage on the Company's headquarters office building bearing  interest at prime plus 0.625%.  Amounts outstanding under all lines  of credit  at  March 31, 1999 and December 31, 1998 were $74.1 and  $68.1  million,
respectively.    The $74.1 million outstanding at March 31, 1999 includes  $27.4 million  under the acquisition line, and $46.7 million under the general  lines.
Both  of  the GECRE lines have a minimum initial term ending November 17,  1999, have  no  required amortization, and can be extended to November 17, 2001  under renewal  provisions so long as certain conditions are satisfied.  The  remaining
$5.6 million line is renewable annually on April 30 and has been renewed through
April  30, 2000.  All the lines have a 0.125% per annum commitment fee based  on the unused amounts of the line.

The $100 million acquisition line is restricted for real estate acquisitions  as may  be approved by the lender in amounts up to 75% of the value of the acquired properties;  in addition $26.0 million of this line has been earmarked  for  the
Valley Mall construction loan.  The Company is in the process of finalizing this
$26.0  million construction line with GECRE.  It is anticipated that  the  first
construction  draw  under  the  GECRE loan  will  occur  in  summer  1999.   Any
properties  acquired under this line will be mortgaged to secure the  borrowings under  this  line. Amounts may be borrowed under the other $55.6 million  credit lines for general corporate purposes.

Covenants and Restrictions

Various  of  the  above  loans  and lines of credit  contain  certain  financial covenants  and  other  restrictions, including limitations  on  the  ratios,  as defined,  of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate  debt  to  total debt.  The Company was in compliance with  all  such  loan
covenants  as  of  and during the period ended March 31, 1999.   Twenty  of  the
Company's malls are mortgaged under the GECRE Mortgage Loan and the GECRE  lines of  credit.  All of these malls are owned by special purpose subsidiaries of the
Company.   The  sole  business  purpose of these  subsidiaries,  as  an  ongoing covenant  under the related loan agreements, is the ownership and  operation  of
the  properties.   The  mortgaged  malls  and  related  assets  owned  by  these subsidiary entities are restricted under the loan agreements for the payment  of the  related  mortgage loans and are not available to pay  other  debts  of  the consolidated Company.  However, so long as the loans are not under an  event  of default,  as  defined  in  the  loan  agreements,  the  cash  flows  from  these properties, after debt service and reserve payments are made, are available  for the general use of the consolidated Company.

Interest Rates

The  Mortgage  Loans on the Financing Partnership properties  and  nine  of  the permanent loans with an aggregate principal balance of $598.5 million  at  March
31,  1999  have fixed interest rates ranging from 4.25% to 9.11%.  The  weighted average  interest rate on this fixed-rate debt at March 31, 1999  and  1998  was
7.63%  and 7.51%, respectively.  The weighted average interest rates during  the three  months ended March 31, 1999 and 1998 were 7.63%, and 7.52%, respectively.
All  of the remaining loans with an aggregate principal balance of $78.5 million at  March  31,  1999 have variable interest rates based on spreads ranging  from
1.90%  to 2.35% above 30 day LIBOR.  The weighted average interest rates on  the
variable  rate  debt  at  March  31,  1999  and  1998  were  7.03%  and   7.44%,
respectively.  The weighted average interest rates during the three months ended
March 31, 1999 and 1998 were 7.10% and 7.42%, respectively.

Debt Maturities

As of March 31, 1999, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      1999                                 $   2,013
      2000                                     5,453
      2001                                    84,671
      2002                                    40,471
      2003                                    17,010
       Thereafter                            527,351
      Net                                  $ 676,969

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In  the  first  quarter  of  1998, the Company adopted  Statement  of  Financial
Accounting Standards ("FAS) No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. FAS No. 130 has no impact on the Company's financial statements as the Company's comprehensive income (loss) is equal to its net income (loss) at March 31, 1999, as the Company has just one reportable operating segment. In the fourth quarter of 1998, the Company adopted FAS No. 131, Disclosures About Segments of an
Enterprise and Related Information. This new standard has not had a material effect on the Company's consolidated financial statements.

In  June  1998,  the  Financial Accounting Standards Board issued  Statement  of
Financial  Accounting  Standards No. 133, Accounting for Derivative  Instruments
and  Hedging  Activities.   The Statement establishes accounting  and  reporting
standards   requiring  that  every  derivative  instrument  (including   certain
derivative  instruments embedded in other contracts) be recorded in the  balance sheet as either an asset or liability measured at its fair value, FAS No. 133 is
effective  for  fiscal  years beginning after June 15, 1999.   Had  the  Company
applied  this  standard  currently,  the effect  on  the  Company's  results  of operations at March 31, 1999 would be immaterial.

NOTE 5 - MALL ACQUISITIONS AND EXPANSIONS

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

The  Company  has  commenced construction of an expansion and  redevelopment  of
Washington Crown Center and an expansion at Valley Mall.  The total cost of  the two  projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of  which
$15  million  and $7 million, respectively, had been incurred as  of  March  31,
1999.   In  addition  to  amounts incurred at March 31,  1999,  the  Company  is committed  for  future payments under various construction purchase  orders  and certain  leases.  The Company has secured through a bank lender a $26.8  million construction  and  three-year  permanent loan for the  Washington  Crown  Center expansion  and redevelopment; the loan bears interest at LIBOR plus  1.90%,  and
$4.4  million  was borrowed and outstanding at March 31, 1999.  For  the  Valley
Mall  expansion, GE Capital Real Estate (GECRE) has agreed to enter into a  loan for  up  to $26.0 million.  This $26.0 million loan will be part of the existing
$100  million  acquisition line of credit with GECRE, but will be subject  to  a separate  loan agreement that is currently being prepared and will bear interest
at  LIBOR  plus 3.0%.   It is anticipated the first construction draw under  the
GECRE loan will occur in summer 1999.

NOTE 6  -  PROPERTY SALES AND DISPOSALS

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

NOTE 7 - RESTRUCTURING COSTS

During  the first quarter of 1999, the Company recorded a restructuring   charge
of $1.0 million related to severance and associated costs for employees affected by  an  eight percent reduction in the corporate office work force, as announced in February 1999 in connection with other management salary reductions and other cost reduction initiatives.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Certain  of  the  following  comments contain forward  looking  statements  that involve  risk  and  uncertainties.  Factors that could cause actual  results  to
differ   materially  include:   overall  economic  conditions,  local   economic
conditions  in  the  market  areas surrounding each  property,  consumer  buying trends,  expansion  and  development plans of retailers and  other  current  and potential  tenants,  the  impact of competition, weather  patterns  and  related impact  on  consumer spending, changing interest rates and financing conditions, and  other  risk factors listed from time to time in the Company's SEC  reports, including this report on Form 10-Q for the quarter ended March 31, 1999.

Selected Financial Data

The  table  on  the following page sets forth selected financial  data  for  the
Company  for  the  three  months ended March 31, 1999  and  1998.   Management's
discussion and analysis of financial condition and results of operations  should be  read  in conjunction with this table and the interim consolidated  financial statements on pages 3 to 11.

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

Funds  from  Operations (FFO) is a recognized industry performance  measure  for
real   estate  investment  trusts  (REIT's)  and  as  defined  by  the  National
Association  of Real Estate Investment Trusts (NAREIT) generally represents  net income  or  loss  (computed  in  accordance with generally  accepted  accounting principles)  before minority interest, real estate depreciation and amortization
(as defined) and extraordinary and unusual non-recurring items, and additionally includes  earned  cash  flow  support (see Note 8 to  the  financial  statements included in the Company's 1998 Form 10-K).  Funds from Operations is used in the real  estate  industry as a measure of operating performance because  reductions for  real  estate  depreciation and amortization charges are not  meaningful  in evaluating  the  operating results of real estate, which have historically  been appreciating  assets.  The restructuring charge referred to in  Note  7  of  the interim financial statements is considered as an unusual and non-recurring  item and,  as such, is not included in the calculation of Funds from Operations. Gain on sales of outparcel land have been included in Funds from Operations.  Gain on sales  of properties and anchor store locations, adjustments to carrying  values of  assets  to  be  disposed of, and extraordinary items are excluded  from  FFO because such transactions are uncommon and not a part of ongoing operations.

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



                                                 Three Months Ended March 31,
                                                     1999           1998

Selected Financial Data:
EBITDA (1 & 3)                                    $   25,542     $  22,794

Funds from Operations (FFO) (2 & 3):
Net Income                                        $    1,172     $     970
Adjustments:
Minority interest in Operating Partnership            (923)         (925)
Depreciation and amortization - real estate          11,356        10,069
Operating covenant amortization                         658           658
Cash flow support                                       815           992
Cumulative effect of change in accounting method                    1,703
Restructuring costs                                   1,039
Funds from Operations, before allocations to
minority interests and preferred shares              14,117        13,467
Less:
Amount allocable to preferred shares                  3,438         3,438
Amount allocable to minority interest                 2,940         2,725
Funds from Operations applicable to common
shares                                           $    7,739     $   7,304

Weighted average common shares outstanding (000)     26,208        26,475

Cash Flows:
Net cash provided by operating activities         $   10,192     $  11,976
Net cash (used in) investing activities           $ (10,912)     $ (7,043)
Net cash (used in) financing activities           $  (2,915)     $ (7,670)



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


Comparison of Three Months Ended March 31, 1999 to the corresponding period in 1998

- Revenues

Total revenues for the first quarter of 1999 were $38.1 million, up 11% from $34.3 million for the same period in 1998, of which $1.7 million of the increase came from existing properties and the remaining $2.1 million is attributable to properties acquired and/or sold in 1998.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first quarter of 1999 were $12.6 million, up $0.7 million from the corresponding period in 1998. Properties acquired and/or sold in 1998 accounted for $0.4 million of this increase, with the remaining $0.3 million coming from existing properties.

Depreciation and amortization expense for the first quarter of 1999 was $11.0 million, an increase of $1.2 million over the first quarter of 1998. Of this increase, $0.8 million is attributable to a higher depreciation base associated with the acquisition properties, with the remaining increase of $0.4 million coming from existing properties.

- General, Administrative and Interest Expenses:

For the first quarter of 1999, general and administrative expenses were approximately $1.0 million, a decrease of $0.2 million from 1998, due mainly to a reduction in employee census. Interest expense increased by $2.0 million in the first quarter of 1999 versus 1998. Approximately $1.4 million of this increase came from the properties acquired and/or sold during 1998, while the remaining increase of $0.6 million was due to higher borrowings associated with existing properties.

- Gain on Property Sales and Disposals:

There were no land sales during the first quarter of 1999, compared to $0.6 million of gain recorded in the first quarter of 1998.

- Net Income (loss):

The net income for the first quarter of 1999 was $1.2 million compared to $1.0 million for the first quarter of 1998. The first quarter of 1999 includes a restructuring charge of $1.0 million related to severance costs for employees affected by an eight percent reduction in the corporate office work force announced in February 1999. First quarter 1998 results were impacted by a $1.7 million adjustment for the cumulative effect of a change in the method of accounting for percentage rental income. After deducting preferred dividends, there was a net loss of $2.3 million applicable to common shares, compared to a net loss of $2.5 million for the first quarter of 1998.

- Funds from Operations:

For the quarter ended March 31, 1999, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.1 million, up from $13.5 million in the same quarter of 1998. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.7 million, compared to $7.3 million in the same quarter of 1998. The net increase in total FFO during the first quarter was largely comprised of the following: a) a $1.8 million increase in mall shop and anchor base rents from the existing properties reflecting higher occupancy and higher average rents;
b) $0.3 million contribution from properties acquired and sold in mid-1998, net of interest costs on invested assets; and c) $0.2 million in lower property and general administrative expenses. These positive variances in FFO were partially offset by; d) $0.5 million in lower mall shop and anchor percentage rents, of which $0.3 million is due to the change in the method of accounting for percentage rents adopted in 1998 and the remainder is largely due to conversion of mall shop percentage rents into base rents upon lease renewal; e) $0.6 million in higher net interest expense, excluding amounts allocable to acquired and sold properties; and f) $0.6 million in lower gain on land sales.

EBITDA

For the quarter ended March 31, 1999, EBITDA was $25.5 million compared to $22.8 million in 1998, an increase of 12%. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

Liquidity and Capital Resources

The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

  Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $15 million and $7 million, respectively, had been incurred as of March 31, 1999. In addition to amounts incurred at March 31, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $4.4 million was borrowed and outstanding at March 31, 1999. For the Valley Mall expansion, GE Capital Real Estate (GECRE) has agreed to enter into a loan for up to $26.0 million. This $26.0 million loan will be part of the existing $100 million acquisition line of credit with GECRE, but will be subject to a separate loan agreement that is currently being prepared and will bear interest at LIBOR plus 3.0%. It is anticipated the first construction draw under the GECRE loan will occur in summer 1999.

As of March 31, 1999 the scheduled principal payments on all debt are $2.0 million, $5.5 million, $84.7 million, $40.5 million, and $17.0 million for the years ended December 31, 1999 through 2003, respectively, and $527.3 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1998, 1997, and 1996 were 2.14 to 1, 2.04 to 1, and
2.08 to 1, respectively.

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

Management is continuing to complete its efforts to identify non-compliant equipment and systems, and to correct and/or replace such systems. Management is also beginning to develop contingency plans for both its headquarters and mall properties. These contingency plans will also address certain potential external effects on the Company, including possible loss of utilities. No assurance can be given that these contingency plans will be sufficient to mitigate all Year 2000 effects that could impact the Company. No material changes in information has occurred for the three months ended March 31, 1999 that would cause the information reported in this section in the Company's 1998 Form 10-K to be inaccurate.

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

Tenant litigation

In July, 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court. On April 7, 1999, the Pennsylvania Superior Court entered an Order in favor of Crown and May. Bon-Ton filed an Application for Reargument to the Superior Court on or about April 22, 1999. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

Item 2:    Changes in Securities

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders was held in Pittsburgh, Pennsylvania on April 26, 1999 for the purpose of considering and acting on the following proposals:

           1. Election of persons (Mark E. Pasquerilla, Clifford A. Barton, and Peter J. Siris) to serve as Trustees for a three-year term.

           The proposals were described in a proxy statement dated March 29, 1999. A quorum was present at the meeting, and the three proposals were approved.

           The holders of 99% of the Common Shares which were present in person or by proxy at the Annual Meeting voted for the election of Mark E. Pasquerilla, Clifford A. Barton, and Peter J. Siris as Trustees of the Company for three-year terms expirirng at the annual meeting of shareholders in 2002.

           There were no other nominees for election as a Trustee for a three-year term expiring at the annual meeting of shareholders is 2002. Accordingly, Mark E. Pasquerilla, Clifford A. Barton, and Peter J. Siris were elected as Trustees of the Company for a three-year term expiring at the annual meeting of shareholders in 2002.

Item 5:    Other Information

       On April 26, 1999, the Company issued its regular quarterly earnings release and its First Quarter 1999 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

           Exhibit 99 (a) - Press release dated April 26, 1999
           Exhibit 99 (b) - First Quarter 1999 Supplemental Financial and
                            Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


SIGNATURES


Pursuant  to  the  requirements of the Securities  Exchange  Act  of  1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      May 5, 1999                  CROWN AMERICAN REALTY TRUST

                                        /s/ Mark E. Pasquerilla

                                         Mark E. Pasquerilla
                                  Chairman of the Board of Trustees,
                                Chief Executive Officer and President
                                  (Authorized Officer of the Registrant
                                and Principal Executive and Operating Officer)


Date:      May 5, 1999                  CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date:      May 5, 1999                  CROWN AMERICAN REALTY TRUST

                                        /s/ John A. Washko

                                            John A. Washko
                                           Vice President and
                                         Chief Accounting Officer
                                  (Authorized Officer of the Registrant
                                    and Principal Accounting Officer)



EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Mark Pasquerilla    814-535-9364
               Internet:      http://www.crownam.com

IMMEDIATE RELEASE:            Monday, April 26, 1999


                       CROWN AMERICAN REALTY TRUST REPORTS
             BOARD DECLARES 2.5 PERCENT INCREASE IN COMMON DIVIDENDS
    FFO PER SHARE, EXCLUDING LAND SALES, UP 15.4 PERCENT IN THE FIRST QUARTER

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended March 31, 1999. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares. The regular quarterly dividend on common shares was increased 2 1/2 percent to $0.205 per share per quarter, which was the Company's first dividend increase.
                             _______________________

     "The transformation of our properties that we have effected in the last several years, our record level of leasing activity, and our 1998 acquisitions have all contributed to a significant growth in Funds from Operations ("FFO") in the first quarter of 1999," stated Crown American Realty Trust Chairman and CEO, Mark E. Pasquerilla. "FFO per common share including land sales for the quarter was $0.30, up from $0.28 per share in 1998. Excluding the impact from land sales, FFO per share in the first quarter increased 15.4 percent from $0.26 per share to $0.30 per share."

     "Operating trends continue to be strong. Average mall shop base rents increased again, up 6.0 percent from year ago levels. Mall shop occupancy increased to 82 percent from 79 percent in the same quarter of 1998. We continue to expect mall shop occupancy to end the year at or above 84 percent. Mall shop tenant sales also continued their strong growth, up 7.1 percent in the first quarter. We remain confident that solid FFO growth will continue through 1999 and beyond."

     "In 1998 we showed an increase in FFO per share and established a solid platform for growth. Accordingly, our Board of Trustees voted today to increase the quarterly dividend on common shares from $0.200 to $0.205, a 2 1/2 percent increase, effective with the common dividend payable on June 18, 1999. The Board also indicated its intention to increase dividends in the future as FFO growth and cash availability may warrant."

     Mark Pasquerilla concluded, "On a personal note, I want to thank many of you for your support upon the recent death of my father and our Chairman and CEO, Frank J. Pasquerilla. My father was a pioneer in this industry. Over a nearly 50 year period, he built a large and successful real estate and hotel business. We will all deeply miss his leadership and guidance. However, the management team and I are prepared and eager to lead our Company to even greater success as we approach the new millennium."

                              Dividend Information

     For the quarter ended March 31, 1999, the Board of Trustees declared regular quarterly dividends of $0.205 per common share and $1.375 per senior preferred share. Both dividends are payable June 18, 1999 to shareholders of record on June 4, 1999.

                              Financial Information

     For the quarter ended March 31, 1999, the Company reported that total Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.1 million, up from $13.5 million in the same quarter of 1998. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.7 million, or $0.30 per share, compared to $7.3 million, or $0.28 per share, in the same quarter of 1998. The net increase in total FFO during the first quarter was largely comprised of the following:

     $1.8 million increase in mall shop and anchor base rents from the existing properties reflecting higher occupancy and higher average rents;

     $0.5 million in lower mall shop and anchor percentage rents of which $0.3 million is due to the change in the method of accounting for percentage rents adopted in 1998 and the remainder is largely due to conversion of mall shop percentage rents into base rents upon lease renewal;

     $0.3 million contribution from properties acquired and sold in mid-1998, net of interest cost on the invested assets;

     $0.6 million in higher net interest expense excluding amounts allocable to acquired and sold properties;

     $0.6 million in lower gain in land sales;

     $0.2 million in lower property and general administrative expenses.

     Total revenues for the first quarter of 1999 were $38.1 million, up 11.1 percent from $34.3 million for the same period in 1998 of which $1.7 million came from existing properties and the remaining $2.1 million is attributable to properties acquired and/or sold in 1998.

     For the first quarter of 1999 the Company reported net income of $1.2 million. After deducting preferred dividends, there was a net $2.3 million loss applicable to common shares, or $0.09 per share, compared to a net loss of $2.5 million, or $0.09 per share, for the first quarter of 1998. First quarter 1999 was also impacted by a $1.0 million restructuring charge related to severance and related costs for employees affected by an eight percent reduction in the Corporate office work force announced in February 1999 in connection with other management salary reductions and other cost reduction initiatives. This restructuring charge was not included in the calculation of FFO which is primarily an operating performance statistic. First quarter 1998 was impacted by a $1.7 million adjustment for the cumulative effect of a change in the method of accounting for percentage rental income.

                              Operating Information

During the first quarter of 1999, leases for 225,000 square feet of mall shops were signed at rates that will produce $4.0 million in annual base rental income, compared to 214,000 square feet for $4.4 million during the same period in 1998. The first quarter 1999 leasing included 62 new leases for 102,000 square feet at an average base rent of $22.11 per square foot and 41 renewal leases for 123,000 square feet at $14.18 per square foot. The $22.11 average base rental rate on new leases in the quarter was 23 percent higher than the portfolio average base rent as of March 31, 1999 and 95 percent than the average base rent on the 135,000 square feet of space that closed in the quarter.

The average mall shop base rent of the portfolio at March 31, 1999 was $17.95 per square foot. This is a six percent increase from $16.94 per square foot at March 31, 1998, and the 22nd consecutive quarter that average base rent has increased.

Mall shop occupancy was 82 percent at March 31, 1999, up from 79 percent reported at March 31, 1998.

Comparable mall shop sales for the first quarter of 1999 were $51.48 per square foot, a 7.1 percent increase over the $48.05 per square foot reported for the first quarter of 1998.

Occupancy costs (base rent, percentage rent and expense recoveries as a percentage of mall shop sales) at all properties were 10.2 percent as of March 31, 1999 down from 10.4 percent as of March 31, 1998 as strong tenant sales growth outpaced rents and as we control mall operating costs.

Seasonal and temporary leasing income for the first quarter of 1999 amounted to $1.9 million, a six-percent increase over the $1.8 million for the same period in 1998.

                              Expansion/Renovations

A new 95,000 square foot Kaufmann's department store opened on March 17, 1999 at Nittany Mall (State College, Pa.). Kaufmann's, a division of The May Department Stores Company, replaced Value City at that property.

Construction is continuing at Valley Mall (Hagerstown, MD) on a major expansion that includes the addition of 120,000 square foot Hecht's department store (a division of The May Department Stores Company), a 16-screen R/C Theaters megaplex, a food court and additional mall shop space. A Fall 1999 completion is expected. The company is finalizing a $26 million construction loan with GECC for this expansion.

At Washington Crown Center (Washington, Pa.) construction is also continuing on a major expansion/renovation. A new 140,000 square foot Kaufmann's department store is expected to open in early October. The project also includes a complete mall renovation and the addition of a multi-screen theater complex. A late October 1999 opening is currently planned.

An expansion of the Kaufmann's department store at Shenango Valley Mall (Sharon, Pa.) is underway. Kaufmann's will be expanded from 76,000 square feet to 106,000 square feet by building into the former BiLo supermarket. The project is being funded by The May Department Stores Company and is expected to be completed this summer.

A previously announced multi-screen theater project for North Hanover Mall (Hanover, Pa.) has been cancelled. Because of additional competition in the market, Hollywood Theaters has decided to not pursue this project. Crown American will continue to operate the highly successful Black Rose Antique Mall in this location while pursuing a permanent tenant for the space.

                             _______________________


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

     Selected financial data follows for Crown American Realty Trust for the three months ended March 31, 1999. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.


                                     - 30 -



EXHIBIT 99 (b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                        Quarter Ended March 31,
FINANCIAL AND ANALYTICAL DATA:                               1999 vs. 1998

Total FFO - Incr (Decr) -  1999 compared to 1998:      $ 000         $ per share
Base and percentage rents from anchors and mall shops  $     1,296   $     0.036
Temporary and promotional leasing income                      (38)       (0.001)
Mall operating costs, net of tenant recovery income          (103)       (0.003)
Utility income, miscellaneous mall income, equity in           (3)             -
joint venture
Straight line rental income                                    171         0.005
   Core mall operations--"comparable" properties             1,323         0.037

Contribution before interest of 3 properties acquired        1,966         0.054
in May 1998
Effect of sale of Middletown in July 1998, before            (272)       (0.008)
interest
Interest expense, including $1,360 related to acquired     (1,951)       (0.054)
and sold0 prop's.
Property admin. and general & admin. expenses                  247         0.007
Cash flow support earned                                     (177)       (0.005)
Gain on sale of outparcel land                               (619)       (0.017)
Fee income on sales of non-company properties                   49         0.001
Depreciation and amortization expense                           66         0.002
Lease buyout income                                             18             -

Impact on per share amount from common share                     -         0.002
repurchases and other changes in common shares and
Partnership units outstanding
  Change in FFO before preferred div's and minority            650         0.019
interest
Allocation to minority interest in Operating                 (215)             -
Partnership
Rounding to whole cents                                          -         0.001
  Change in FFO allocable to common shareholders       $       435   $     0.020

                                                         Quarter Ended March 31,
                                                            1999         1998
Funds from Operations ($000 except per share data):
Net income                                             $     1,172   $       970
Adjustments:
Minority Interest in Operating Partnership                   (923)         (925)
Restructuring costs                                          1,039             -
Cumulative effect of change in accounting method                 -         1,703
Depreciation and amortization - real estate                 11,356        10,069
Operating covenant amortization                                658           658
Cash flow support amounts                                      815           992
FFO before allocations to minority interest and             14,117        13,467
preferred shares
Less preferred share dividends                             (3,438)       (3,438)
Less portion of FFO allocable to minority interest         (2,940)       (2,725)
FFO allocable to common shares                         $     7,739   $     7,304
FFO per common share                                   $      0.30   $      0.28

Average common shares outstanding during the period         26,208        26,475
Common shares outstanding at period end                     26,208        26,475

Avg. partnership units and common shares outstanding        36,164        36,351
during the period
Partnership units and common shares outstanding at          36,164        36,351
period end

Components of Minimum Rents:
Anchor - contractual or base rents                     $     6,030   $     5,647
Mall shops - contractual or base rents                      18,700        16,074
Straight line rental income                                    312            90
Ground leases - contractual or base rents                      512           437
Lease buyout income                                             18             -
Operating covenant amortization                              (658)         (658)
Total minimum rents                                    $    24,914   $    21,590
Components of Percentage Rents:
Anchors                                                $       685   $       803
Mall shops and ground leases                                   583           909
                                                       $     1,268   $     1,712



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
FIRST QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                      Quarter Ended March 31,
                                                         1999           1998
EBITDA:  earnings after G&A (including gain on sale  $    25,542   $    22,794
of outparcel land) before interest, taxes and all
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end                        $   598,447   $   393,370
Variable rate debt at period end                          78,522       151,361
Total debt at period end                             $   676,969   $   544,731

Weighted avg. interest rate on fixed rate debt for           7.6 %         7.5 %
the period
Weighted avg. interest rate on variable rate debt            7.1 %         7.4 %
for the period

Total interest expense for period                    $    12,206   $    10,255
Amort. of deferred debt cost for period (incl. In            352           859
interest exp)
Capitalized interest costs during period                     323           551

Capital Expenditures Incurred:

Allowances for anchors tenants                       $       400   $         -
Allowances for mall shop tenants                           4,894         2,359
Leasing costs and commissions                                798         1,158
Expansions and major renovations, including escrow         5,245         3,526
deposits
All other capital expenditures (included in Other            146           397
Assets)
Total Capital Expenditures during the period         $    11,483   $     7,440


OPERATING DATA:

Mall shop GLA at period end (000 sq. ft.)                  5,739         5,539

Mall Shop occupancy percentage at period end                  82 %          79 %

Comp. Store Mall shop sales - 3 months ( $ per sq.   $     51.48   $     48.05
ft.)

Mall shop occupancy cost percentage at period end           10.2 %        10.4 %

Average mall shop base rent at period end ($ per sq. $      17.95  $     16.94
ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                                  102            84
New leases - $ per sq. ft.                           $     22.11   $     22.34
Number of new leases signed.                                  62            55

Renewal leases - sq. feet (000)                              123           130
Renewal leases - $ per sq. ft.                       $     14.18   $     19.36
Number of renewal leases signed.                              41            75

Tenant Allowances for leases signed during the
period:
   First Generation Space - per sq. ft.              $     47.68   $     18.93
   Second Generation Space - per sq. ft.             $      4.37   $      9.68
Leases Signed during the period by:
   First Generation Space - sq. feet (000)                    18             6
   Second Generation Space - sq. feet (000)                  207           208

Theater and free-standing leasing for the period:
New leases - sq. feet (000)                                    -            68
New leases - $ per sq. ft.                           $         -   $     10.55
Tenant allowances - $ per sq. ft.                    $         -   $     43.24




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations

                                                    Three Months Ended March 31,
                                                        1999            1998
                                                             (Unaudited)
                                                        (in thousands, except
                                                           per share data)
Rental operations:
Revenues:
Minimum rent                                       $     24,914     $     21,590
Percentage rent                                           1,268            1,712
Property operating cost recoveries                        8,853            8,086
Temporary and promotional leasing                         1,923            1,810
Net utility income                                          896              896
Miscellaneous income                                        265              214
Net                                                      38,119           34,308
Property operating costs:
Recoverable operating costs                              11,572           10,831
Property administrative costs                               528              610
Other operating costs                                       500              506
Depreciation and amortization                            10,968            9,755
Net                                                      23,568           21,702
Net                                                      14,551           12,606
Other expenses:
General and administrative                                1,057            1,222
Restructuring costs                                       1,039                -
Interest                                                 12,206           10,255
Net                                                      14,302           11,477
Net                                                         249            1,129
Property sales and adjustments:
Gain on sale of outparcel land                                -              619
Net                                                           -              619
Income before cumulative effect of a change in
accounting method and minority interest                     249            1,748
Cumulative effect of change in accounting method              -          (1,703)

Income before minority interest in Operating
Partnership                                                 249               45
Minority interest in (income) loss of Operating
Partnership                                                 923              925

Net income                                                1,172              970
Dividends on preferred shares                           (3,438)          (3,438)
Net (loss) applicable to
common shareholders                                $    (2,266)     $    (2,468)

Per common share information:
Basic and Diluted EPS:
Income (loss) before cumulative effect of a
change in accounting method                        $     (0.09)     $     (0.04)
Cumulative effect of a change in accounting
method                                                        -           (0.05)
Net income (loss)                                  $     (0.09)     $     (0.09)

Weighted average shares outstanding (000)
                                                         26,208           26,475

FFO per share                                      $       0.30     $       0.28




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1999              1998
                                                   (Unaudited)
                                                   (in thousands, except share
                                                         and per share data)
Assets

Income-producing properties:
Land                                               $   145,237      $    145,226
Buildings and improvements                             957,878           946,654
Deferred leasing and other charges                      42,938            42,469
Net                                                  1,146,053         1,134,349
Accumulated depreciation and amortization            (357,766)         (347,649)
Net                                                    788,287           786,700

Investment in joint venture                              5,430             5,799
Cash and cash equivalents, unrestricted                  9,877            13,512
Restricted cash and escrow deposits                     15,560            15,005
Tenant and other receivables                            13,349            17,430
Deferred charges and other assets                       27,545            30,842
Net                                                $   860,048      $    869,288


Liabilities and Shareholders' Equity

Debt on income-producing properties                $   676,969      $    669,971
Accounts payable and other liabilities                  31,478            38,076
Net                                                    708,447           708,047

Minority interest in Operating Partnership               9,066            11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at  March 31, 1999
and December 31, 1998, respectively                        277               277
Additional paid-in capital                             314,781           314,252
Accumulated deficit                                  (157,896)         (150,385)
Net                                                    157,187           164,169
Less common shares held in treasury at cost;
1,534,398 shares at both March 31, 1999 and
December 31, 1998                                     (14,652)          (14,652)
Net                                                    142,535           149,517
Net                                                $   860,048      $    869,288




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                        Quarter Ended March 31,
                                                          1999            1998
                                                           (in thousands)

Cash flows from operating activities:
  Net income                                          $    1,172      $      970
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in Operating Partnership           (923)           (925)
      Equity earnings in joint venture                     (149)           (127)
      Depreciation and amortization                       12,313          11,599
      Cumulative effect of change in accounting                -           1,703
        method
      Restructuring costs                                  1,039               -
      Net changes in:
        Tenant and other receivables                       4,081           4,025
        Deferred charges and other assets                  2,079           (274)
        Restricted cash and escrow deposits              (1,783)            (39)
        Accounts payable and other liabilities           (7,637)         (4,956)
          Net cash provided by operating activities       10,192          11,976

Cash flows from investing activities:
  Investment in income-producing properties             (11,337)         (7,043)
  Distributions from joint venture                           425               -
          Net cash (used in) investing activities       (10,912)         (7,043)

Cash flows from financing activities:
  Net proceeds from sale of common shares                      6               -
  Proceeds from issuance or assumption of debt, net       11,526          12,722
    of deposits
  Cost of issuance of debt                                  (81)               -
  Debt repayments                                        (4,511)         (9,684)
  Dividends and distributions paid on common shares      (7,232)         (7,270)
    and partnership units
  Dividends paid on senior preferred shares              (3,438)         (3,438)
  Cash flow support payments                                 815               -
          Net cash (used in) financing activities        (2,915)         (7,670)

Net decrease in cash and cash equivalents                (3,635)         (2,737)

Cash and cash equivalents, beginning of period            13,512           9,472

Cash and cash equivalents, end of period              $    9,877      $    6,735

Interest paid (net of capitalized amounts)            $   11,854      $    9,396
Interest capitalized                                  $      323      $      550

Non-cash financing activities:
  Cash flow support credited to minority interest and
    paid-in capital that was prefunded in 1995.       $        -      $      992

  Issuance of partnership units related to the 1995   $        -      $    3,711
    purchase of Middletown Mall
