Form 10-Q
period 1999-06-30
CROWN AMERICAN REALTY TRUST
filed 1999-08-11
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                        Commission file number:  1-12216

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

    As of July 15, 1999, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


              Yes   X                                 No  ____




                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended June 30, 1999

                                      INDEX

Part I -  Financial Information

          Item 1:   Financial Statements

                    Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

                    Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998

                    Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1999

                    Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

                    Notes to Consolidated Financial Statements

          Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - Other Information

          Item 1:   Legal Proceedings

          Item 2:   Changes in Securities  19

          Item 3:   Defaults Upon Senior Securities

          Item 4:   Submission of Matters to a Vote of Security Holders

          Item 5:   Other Information

          Item 6:   Exhibits and Reports on Form 8-K

          Signatures






CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    June 30,       December 31,
                                                      1999             1998
                                                   (Unaudited)
                                                  (in thousands, except share
                                                       and per share data)

Income-producing properties:
Land                                               $   145,016      $   145,226
Buildings and improvements                             969,513          946,654
Deferred leasing and other charges                      43,171           42,469
Net                                                  1,157,700        1,134,349
Accumulated depreciation and amortization            (367,795)        (347,649)
Net                                                    789,905          786,700
Other assets:
Investment in joint venture                              5,273            5,799
Cash and cash equivalents, unrestricted                  9,794           13,512
Restricted cash and escrow deposits                     16,612           15,005
Tenant and other receivables                            13,616           17,430
Deferred charges and other assets                       26,659           30,842
Net                                                $   861,859      $   869,288


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties                $   688,272      $   669,971
Accounts payable and other liabilities                  31,143           38,076
Net                                                    719,415          708,047

Minority interest in Operating Partnership               6,545           11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at June 30, 1999 and
December 31, 1998, respectively                            277              277
Additional paid-in capital                             315,386          314,252
Accumulated deficit                                  (165,137)        (150,385)
Net                                                    150,551          164,169
Less common shares held in treasury at cost,
1,534,398 shares at both June 30, 1999 and
December 31, 1998                                     (14,652)         (14,652)
Net                                                    135,899          149,517
Net                                                $   861,859      $   869,288

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Operations
(Unaudited)
                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                           1999      1998      1999      1998
                                         (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                            $  25,331 $  23,391 $  50,245  $ 44,981
Percentage rent                             1,433     1,344     2,701     3,056
Property operating cost recoveries          8,182     7,934    17,035    16,020
Temporary and promotional leasing           1,885     1,585     3,808     3,395
Net utility income                            752       695     1,648     1,591
Miscellaneous income                          132       314       397       528
Net                                        37,715    35,263    75,834    69,571

Property operating costs:
Recoverable operating costs                10,770    10,637    22,342    21,468
Property administrative costs                 586       570     1,114     1,180
Other operating costs                         494       601       994     1,107
Depreciation and amortization              11,358    10,042    22,326    19,797
Net                                        23,208    21,850    46,776    43,552
Net                                        14,507    13,413    29,058    26,019
Other expenses:
General and administrative                  1,171     1,137     2,228     2,359
Restructuring costs                                             1,039
Interest                                   12,525    10,906    24,731    21,161
Net                                        13,696    12,043    27,998    23,520
Net                                           811     1,370     1,060     2,499

Gain on sale of outparcel land                100       315       100       934

Income before cumulative effect of a
change in accounting method and minority      911     1,685     1,160     3,433
interest
Cumulative effect of a change in                                         (1,703)
accounting method
Income before minority interest in            911     1,685     1,160     1,730
Operating Partnership
Minority interest in Operating                659       486     1,582     1,411
Partnership
Net income                                  1,570     2,171     2,742     3,141
Dividends on preferred shares             (3,437)   (3,437)   (6,875)    (6,875)
Net (loss) applicable to common shares  $ (1,867) $ (1,266) $ (4,133)  $ (3,734)

Per common share data:
Basic EPS:
(Loss) before cumulative effect of a
change in accounting method             $  (0.07) $  (0.05) $  (0.16)  $ (0.09)
Cumulative effect of a change in                                         (0.05)
accounting method
Net (loss)                              $  (0.07) $  (0.05) $  (0.16)  $ (0.14)

Weighted average shares outstanding        26,208    26,476    26,208    26,476

Diluted EPS:
(Loss) before cumulative effect of a
change in accounting method             $  (0.07) $  (0.05) $  (0.16)  $ (0.09)
Cumulative effect of a change in                                         (0.05)
accounting method
Net (loss)                              $  (0.07) $  (0.05) $  (0.16)  $ (0.14)

Weighted average shares outstanding        26,208    26,476    26,208    26,476

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

Transfer in (out) of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, June 30, 1999             26,208   $          25  $      277



                                                             Common
                              Additional                     Shares
                                Paid in      Accumulated     Held in
                                Capital        Deficit      Treasury     Total
                                                 (in thousands)


Balance, December 31, 1998  $     314,252   $   (150,385)  $ (14,652)  $ 149,517

Common shares issued under
stock option program                    6                                     6

Transfer in (out) of limited
partner's interest in the
Operating Partnership                (11)                                  (11)

Capital contributions from
Crown Investments Trust:
Cash flow support                   1,139                                 1,139

Net income                                         2,742                  2,742

Dividends paid and accrued                      (17,494)                (17,494)

Balance, June 30, 1999      $     315,386  $   (165,137)   $ (14,652)  $ 135,899




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         1999            1998
                                                           (in thousands)
Cash flows from operating activities:
Net income                                             $   2,742      $   3,141
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,582)        (1,411)
Equity earnings in joint venture                           (209)          (255)
Depreciation and amortization                             25,061         23,499
Cumulative effect of a change in accounting method                        1,703
Restructuring costs                                        1,039
Net changes in:
Tenant and other receivables                               3,814          2,807
Deferred charges and other assets                          1,925        (3,718)
Restricted cash and escrow deposits                      (1,907)          (768)
Accounts payable and other liabilities                   (7,972)        (5,178)
Net cash provided by operating activities                 22,911         19,820

Cash flows from investing activities:
Investment in income-producing properties               (25,079)        (19,960)
Acquisition of operating properties                                     (64,972)
Distributions from joint venture                             550
Net cash (used in) investing activities                 (24,529)        (84,932)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                6              8
dividend reinvestment plan
Proceeds from issuance of debt, net of deposits           23,434         95,417
Cost of issuance of debt                                   (433)        (1,202)
Debt repayments                                          (5,157)        (12,788)
Dividends and distributions paid on common shares and   (14,647)        (14,541)
partnership units
Dividends paid on senior preferred shares                (6,875)        (6,875)
Cash flow support payments                                 1,572
Net cash (used in) provided by  financing activities     (2,100)         60,019

Net (decrease) in cash and cash equivalents              (3,718)        (5,093)

Cash and cash equivalents, beginning of period            13,512          9,472

Cash and cash equivalents, end of period               $   9,794      $   4,379

Interest paid (net of capitalized amounts)             $  24,023      $  19,434
Interest capitalized                                   $     716      $   1,295

Non-cash financing activities:
Cash flow support credited to minority interest and
paid in capital that was prefunded in 1995.            $              $   1,925

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions                $              $   4,521

Assumption of debt related to Greater Lewistown and    $              $  14,718
Crossroads acquisitions

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

As of June 30, 1999, the Properties consist of: (1) 26 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) a non-enclosed strip shopping center located in Lewistown, PA, (4) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (5) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at June 30, 1999 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for the six months ended June 30, 1999 and 1998 are identical.

The calculation of diluted earnings per share for the six months ended June 30, 1999 and 1998 would have included approximately 0 shares and 169,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                       June 30, 1999       December 31, 1998

Mortgage loans                           $  465,000            $  465,000
Permanent loans                             132,801               133,960
Construction loans                            7,792                 2,932
Secured term loans and lines of credit       82,679                68,079
Net                                      $  688,272            $  669,971

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

Permanent Loans

At June 30, 1999, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership. Included in permanent loans is a $2.8 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.1 million loan related to Carlisle Plaza Mall is an Industrial Development
Bond secured with a $1.1 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.7 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent loan with a bank lender to finance a renovation/expansion program at Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Term Loans and Lines of Credit

At June 30, 1999 the Company had $156.0 million in available revolving lines of credit, which includes a $100.0 million acquisition credit facility with GECRE bearing interest at LIBOR plus 2.35%, a $50.0 million general credit facility with GECRE secured by cross collateralized mortgages on four of the Company's mall properties bearing interest at LIBOR plus 1.95%, and a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at libor plus 3.00%. Amounts outstanding under all lines of credit at June 30, 1999 and December 31, 1998 were $82.7 and $68.1 million, respectively. The $82.7 million outstanding at June 30, 1999 includes $27.4 million under the acquisition line, and $55.3 million under the general lines. Both of the GECRE lines have a minimum initial term ending November 17, 1999, have no required amortization, and can be extended to November 17, 2001 under renewal provisions so long as certain conditions are satisfied. The remaining $6.0 million line is renewable annually on April 30 and has been renewed through April 30, 2000. All the lines have a 0.125% per annum commitment fee based on the unused amounts of the line.

The $100 million acquisition line is restricted for real estate acquisitions as may be approved by the lender in amounts up to 75% of the value of the acquired properties. Any properties acquired under the acquisition line of credit will be mortgaged to secure the borrowings under the line. Amounts may be borrowed under the other $56.0 million credit lines for general corporate purposes. The Company and GECRE are in the process of modifying and extending the acquisition and general lines of credit to provide for funding $26 million of the Valley Mall expansion costs (see Note 5). It is anticipated that the modifications will be completed and the first construction draw for Valley will be made by late summer 1999. Valley Mall expansion costs to date of approximately $7 million have been mostly funded from draws under the GECRE general line of credit.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended June 30, 1999. Twenty of the Company's malls are mortgaged under the GECRE Mortgage Loan and the GECRE lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $597.8 million at June
30, 1999 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at June 30, 1999 and 1998 was 7.63% and 7.51%, respectively. The weighted average interest rates during the three months ended June 30, 1999 and 1998 were 7.63%, and 7.52%, respectively. All of the remaining loans with an aggregate principal balance of $90.4 million at June 30, 1999 have variable interest rates based on spreads ranging from 1.90% to 3.00% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at June 30, 1999 and 1998 were 7.36% and 7.44%, respectively. The weighted average interest rates during the three months ended June 30, 1999 and 1998 were 7.02% and 7.42%, respectively.

Debt Maturities

As of June 30, 1999, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      1999                                    $    1,366
      2000                                        11,465
      2001                                        87,319
      2002                                        40,523
      2003                                        20,248
      Thereafter                                 527,351
      Net                                     $  688,272

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Financial  Accounting  Standard  No.  130 ("SFAS"),  establishes  standards  for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and six months ended June 30, 1999 and 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-years). Had the Company applied this standard currently, the effect on the Company's results of operations for the three and six months ended June 30, 1999 would be immaterial.

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

The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $17 million and $10 million, respectively, had been incurred as of June 30, 1999. In addition to amounts incurred at June 30, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $7.8 million was borrowed and outstanding at June 30, 1999. The Valley Mall expansion is expected to be financed under the lines of credit with GECRE, as described in Note 3.

NOTE 6  -  PROPERTY SALES AND DISPOSALS

With respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represented approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. In July 1998 the Company sold Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, to an unrelated third party. The aggregate purchase price was $12.2 million. The Company received $8.5 million in cash, net of closing costs, and received a $3.5 million one-year 9.5% mortgage from the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. This note was due to be paid in full on July 21, 1999 and is currently in default. The Company has been advised by the purchaser that the purchaser is in the process of concluding a refinancing which is expected to occur in August, 1999. Gain on the sale of approximately $1.3 million has been deferred until all conditions for profit recognition under FAS 66 are satisfied.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 30, 1999.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 1999 and 1998. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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



                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                     1999       1998         1999        1998
Selected Financial Data:

EBITDA (1 & 3)                   $   25,919 $   23,670    $  51,461  $  46,464

Funds from Operations (FFO) (2 &
3):
Net Income                        $   1,570  $   2,171    $   2,742  $   3,141
Adjustments:
Minority interest in Operating        (659)      (486)      (1,582)    (1,411)
Partnership
Depreciation and amortization -      11,786     10,354       23,142     20,423
real estate
Operating covenant amortization         657        657        1,315      1,315
Cash flow support                       756        934        1,571      1,926
Cumulative effect of a change in                                         1,703
accounting method
Restructuring costs                                           1,039
Funds from Operations, before
allocations to minority
interests and preferred shares       14,110     13,630       28,227     27,097
Less:
Amount allocable to preferred         3,437      3,437        6,875      6,875
shares
Amount allocable to minority          2,938      2,775        5,878      5,500
interest
Funds from Operations applicable $    7,735 $    7,418    $  15,474  $  14,722
to common shares

Average common shares outstanding    26,208     26,476       26,208     26,476
(000)

Cash Flows:
Net cash provided by operating   $   12,719 $    7,844    $  22,911  $  19,820
activities
Net cash (used in) investing     $ (13,617) $ (77,889)    $(24,529)  $(84,932)
activities
Net cash provided by (used in)   $      815 $   67,689    $ (2,100)  $  60,019
financing activities


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



Comparison of Six and Three Months Ended June 30, 1999 to the corresponding period in 1998

- Revenues

Total revenues for the second quarter of 1999 were $37.7 million, up $2.4 million, or 7 percent, from $35.3 million for the same period in 1998, of which $1.7 million of the increase came from existing properties and the remaining $0.7 million is attributable to properties acquired and/or sold in 1998.

Total revenues for the first six months of 1999 were $75.8 million compared to $69.6 million for the same period in 1998, an increase of $6.2 million, or 9 percent, of which $3.3 million came from existing properties and $2.9 million was from the net impact of properties acquired and/or sold in 1998.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the second quarter of 1999 were $11.3 million, or even with the corresponding period in 1998. For the first six months of 1999, recoverable and non-recoverable mall operating costs were $23.3 million, an increase of $0.7 million over the first six months of 1998, of which $0.5 million came from the net impact of properties acquired and/or sold in 1998.

Depreciation and amortization expense for the second quarter of 1999 was $11.4 million, an increase of $1.3 million over the second quarter of 1998.
Depreciation and amortization expense for the first half of 1999 totals $22.3 million, up $2.5 million over the first half of 1998, of which $1.3 million came from existing properties and $1.2 million came from acquisition/disposition properties.

- General, Administrative and Interest Expenses:

For the second quarter of 1999, general and administrative expenses were $1.2 million, an increase of $0.1 million from the second quarter of 1998. For the first six months of 1999, general and administrative costs were $2.2 million, a decrease of $0.1 million compared to the first six months of 1998. This decrease for the first six months of 1999 is the result of lower gross spending associated with our expense reduction program announced earlier this year, partially offset by lower capitalization.

Interest expense increased by $1.6 million in the second quarter of 1999 versus the second quarter of 1998, primarily due to higher average borrowings outstanding and due to lower amounts of interest capitalized. For the first six months of 1999, interest expense was $24.7 million, an increase of $3.6 million over the comparable period of 1998, of which $1.8 million is attributable to existing properties and $1.8 million is attributable to the new properties acquired in 1998.

- Gain on Property Sales and Disposals:

Gain on land sales during the second quarter of 1999 was $0.1 million, compared to $0.3 million of gain recorded in the second quarter of 1998. For the first six months of 1999, gain on land sales was $0.1 million compared to $0.9 million in the first six months of 1998.

- Net Income (loss):

The net income for the second quarter of 1999 was $1.6 million compared to $2.2 million for the second quarter of 1998. After deducting preferred dividends, there was a net loss of $1.9 million applicable to common shares, compared to a net loss of $1.3 million for the second quarter of 1998.

The Company's net income for the first six months of 1999 was $2.7 million compared to net income of $3.1 million for the comparable period of 1998. After deducting preferred dividends, there was a net loss in the first half of 1999 applicable to common shares of $4.1 million; this compares to a net loss of $3.7 million applicable to common shares for the first half of 1998.

- Funds from Operations:

For the quarter ended June 30, 1999, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.1 million, up from $13.6 million in the same quarter of 1998. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.7 million, compared to $7.4 million in the same quarter of 1998. The net increase in total FFO during the second quarter was largely comprised of the following: a) a $1.4 million increase in mall shop and anchor base rents from the existing properties reflecting higher occupancy and higher average rents;
b) $0.2 million contribution from properties acquired and sold in mid-1998, net of interest costs on invested assets; c) $0.2 million in higher temporary and seasonal leasing; and d) $0.2 million in higher lease buyout income arising from the buyout of several tenant leases. These positive variances in FFO were partially offset by; e) $1.2 million in higher net interest expense, excluding amounts allocable to acquired and sold properties; f) $0.2 million in lower gain on land sales; and g) $0.2 million in lower cash flow support payments.

For the first six months of 1999, FFO before allocations to minority interest and to preferred dividends was $28.2 million compared to $27.1 million for the same period in 1998. FFO allocable to common shares (after minority interest and preferred dividends) was $15.5 million for the first half of 1999, compared to $14.7 million for the first half of 1998. The $1.1 million increase in total FFO for the first six months of 1999 compared to 1998 was largely comprised of:
a) a $2.7 million increase in mall shop and anchor base and percentage rents as a result of higher occupancy and average rents; b) $0.6 million contribution from properties acquired and/or sold in mid-1998, net of interest costs; c)
$0.2 million in higher lease buyout income; d) $0.2 million in lower net general and administrative expenses; offset by e) $1.8 million in higher net interest expense from existing properties; and f) $0.8 million in lower gain on land sales.

EBITDA

For the quarter ended June 30, 1999, EBITDA was $25.9 million compared to $23.7 million in the second quarter of 1998, an increase of 9 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA. For the first six months of 1999, EBITDA was $51.5 million, an increase of $5.0 million, or 11 percent, over the same period in 1998.

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

  Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $17 million and $10 million, respectively, had been incurred as of June 30, 1999. In addition to amounts incurred at June 30, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $7.8 million was borrowed and outstanding at June 30, 1999. The Valley Mall expansion is expected to be financed under the lines of credit with GECRE, as described in Note 3 to the interim financial statements.

As of June 30, 1999 the scheduled principal payments on all debt are $1.4 million, $11.5 million, $87.3 million, $40.5 million, and $20.2 million for the years ended December 31, 1999 through 2003, respectively, and $527.4 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1998, 1997, and 1996 were 2.14 to 1, 2.04 to 1, and
2.08 to 1, respectively.

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

Management is continuing to complete its efforts to identify non-compliant equipment and systems, and to correct and/or replace such systems. Management is also beginning to develop contingency plans for both its headquarters and mall properties. These contingency plans will also address certain potential external effects on the Company, including possible loss of utilities. No assurance can be given that these contingency plans will be sufficient to mitigate all Year 2000 effects that could impact the Company. No material changes in information has occurred for the three and six months ended June 30, 1999 that would cause the information reported in this section in the Company's 1998 Form 10-K to be inaccurate.

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

On November 2, 1998, the Court granted in part and denied in part the Company's motion to dismiss the second amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and dismissed all of the plaintiff's claims with prejudice, except for a narrow set of allegations relating to projections of the 1995 dividend at a March 1995 REIT conference and in the 1994 annual report. On November 30, 1998, the plaintiffs in the Warden action and the consolidated action each filed third amended complaints. In the consolidated action, plaintiffs sought to renew certain claims against the Company notwithstanding the Court's prior rulings. On December 21, 1998, the Company filed a motion seeking dismissal of the third amended complaint in the Warden action. On February 5, 1999, the Company filed a motion to dismiss the third amended complaint in the consolidated action.

On July 6, 1999, the Court granted the Company's motion to dismiss the third amended complaint in the Warden action in its entirety with prejudice. On August 5, 1999, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Third Circuit. On July 20, 1999, the Court granted in part and denied in part the Company's motion to dismiss the third amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and otherwise ruled consistent with its November 2, 1998, decision, dismissing all of the claims, except for the narrow set of allegations referenced above.

The consolidated legal action and the Warden action are both in a preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the plaintiffs' claims, and the Company intends to vigorously defend the action. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's results of operations or financial condition.

Tenant litigation

In July, 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court which entered an Order in favor of Crown and May on April 7, 1999. Bon-Ton filed an Application Requesting Reargument which the Pennsylvania Superior Court denied by Order dated June 15, 1999. On July 15, 1999, Bon-Ton filed a Petition for Allowance of Appeal to the Pennsylvania Supreme Court. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

Item 2:    Changes in Securities

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

           On July 28, 1999, the Company issued its regular quarterly earnings release and its Second Quarter 1999 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

           Exhibit 99 (a) - Press release dated July 28, 1999
           Exhibit 99 (b) - Second Quarter 1999 Supplemental Financial and Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


SIGNATURES


Pursuant  to  the  requirements of the Securities  Exchange  Act  of  1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      August 11, 1999              CROWN AMERICAN REALTY TRUST

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


Date:      August 11, 1999              CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date:      August 11, 1999              CROWN AMERICAN REALTY TRUST

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
               Internet:      www.crownam.com

IMMEDIATE RELEASE:            Wednesday, July 28, 1999

                       CROWN AMERICAN REALTY TRUST REPORTS
     FFO PER SHARE, EXCLUDING LAND SALES, UP 7.4 PERCENT FOR SECOND QUARTER
                     AND UP 11.3 PERCENT FOR THE SIX MONTHS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended June 30, 1999. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
     "The transformation of our properties that we have effected during the last several years, our strong leasing results, and our 1998 acquisitions continue to contribute to growth in Funds from Operations ("FFO") in the second quarter of 1999," stated Crown American Realty Trust Chairman CEO and President, Mark E. Pasquerilla. "FFO per common share including land sales was $0.29 in the second quarter, up 3.6 percent from $0.28 per share in the corresponding quarter of 1998. Excluding the impact of land sales, FFO per share in the second quarter was $0.29, up 7.4 percent from 1998's second quarter of $0.27 per share. For the first six months, FFO per share including land sales was $0.59, up 5.4 percent from $0.56 per share in 1998. Excluding the impact of land sales, FFO per share for the first half of 1999 was $0.59 per share, up 11.3 percent over the first half of 1998.

     "Operating trends continue to be strong.   Average mall shop base rent per
square foot increased for the 23rd consecutive quarter to $18.07, up 6.6 percent from one year ago. Mall shop occupancy at the end of the quarter was 82 percent, up from 81 percent a year ago, and we expect mall shop occupancy to end the year near 84 percent. Mall shop tenant sales through June continued their strong performance, up 6.3 percent compared to 1998; for the past two years, percentage growth in mall shop tenant sales has significantly outperformed the mall peer group. Our program of expense cuts announced in early 1999 is producing results with 1999 gross corporate office costs and expenses expected to decrease by approximately $3.0 million, or 15 percent, from 1998's levels. To date much of the net savings that impacts earnings has been offset by lower capitalization of leasing costs compared to 1998's first half. My management team and I are united to drive operating results and to continue to attack our cost structure. We remain confident that FFO growth will continue in 1999 and 2000," concluded Mr. Pasquerilla.

                              Dividend Information

     For the quarter ended June 30, 1999, the Board of Trustees declared regular quarterly dividends of $.205 per common share and $1.375 per senior preferred share. Both dividends are payable September 17, 1999 to shareholders of record on September 3, 1999. In April 1999, the Board increased the quarterly common dividends by 2.5 percent to $0.205 per share per quarter; this quarter's dividend retains that increased level.

                              Financial Information

     For the quarter ended June 30, 1999, the Company reports that Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.1 million, up from $13.6 million in the same quarter of 1998. FFO allocable to common shares (after minority interest and preferred dividends) was $7.7 million, or $0.29 per share, compared to $7.4 million, or $0.28 per share, in the same quarter of 1998. The increase in FFO before allocations to minority interest and preferred dividends during the second quarter compared to second quarter 1998 was mainly due to the following:

$1.4 million increase in mall shop and anchor base rents from the existing properties reflecting higher occupancy and higher average rents;

$0.2 million in higher temporary and seasonal leasing income;

$0.2 million contribution from properties acquired and sold in mid-1998, net of interest cost on the invested assets;

$0.2 million in higher lease buyout income arising from the buyout of several tenant leases;

$1.2 million in higher net interest expense excluding amounts allocable to acquired and sold properties;

$0.2 million in lower gain on land sales;

$0.2 million in lower cash flow support payments.

     Total revenues for the second quarter of 1999 were $37.7 million, up $2.4 million, or 6.8 percent, from $35.3 million in the same period in 1998, of which $1.7 million came from existing properties and $0.7 million was from the net impact of properties acquired and/or sold in 1998. The Company reported net income for the quarter of $1.6 million. This compares to a net income of $2.2 million for the second quarter of 1998. After deducting preferred dividends, there was a net loss in the second quarter applicable to common shares of $1.9 million, or $0.07 per share. This compares to a net loss of $1.3 million, or $0.05 per share applicable to common shares for the second quarter of 1998.

     For the first six months of 1999, FFO before allocations to minority interest and to preferred dividends was $28.2 million, $0.59 per share, as compared to $27.1 million, or $0.56 per share for the same period in 1998.
Total revenues for the first six months of 1999 were $75.8 million compared to $69.6 million for the same period in 1998, an increase of $6.2 million, or 9 percent, of which $3.3 million came from existing properties and $2.9 million was from the net impact of properties acquired and/or sold in 1998. The Company reported net income of $2.7 million for the first six months of 1999, compared to net income of $3.1 million for the first six months of 1998. After deducting preferred dividends, there was a net loss in the first half of 1999 applicable to common shares of $4.1 million, or $0.16 per share. This compares to a net loss of $3.7 million, or $0.14 per share applicable to common shares for the first half of 1998.

                              Operating Information

During the second quarter of 1999, leases for 243,000 square feet of mall shops were signed resulting in $5.2 million in annual base rental income. A total of 121 leases were signed, which included 42 renewals and 79 new leases. The average rents per square foot in the second quarter were $21.92 for new leases and $19.75 for renewals, up 18 percent and 19 percent, respectively, compared to leasing rates in the second quarter of 1998. For the first half of 1999, the average base rent for signed mall shop leases was $19.61 per square foot compared with $18.32 for the same period in 1998, an increase of 7 percent. The average rents per square foot were $22.02 for new leases and $16.32 for renewals in the first half of 1999 compared with $19.30 and $17.38, respectively, in 1998.

Also during the second quarter of 1999, leases for 53,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $669,000 in annual base rental income.

The average mall shop base rent of the portfolio at June 30, 1999 was $18.07 per square foot, up 6.6 percent compared to $16.95 per square foot at June 30, 1998. This is the 23rd consecutive quarter that average mall shop base rent has increased.

Mall shop occupancy was 82 percent at June 30, 1999, up from 81 percent reported at June 30, 1998.

Comparable mall shop sales for the six months ended June 30, 1999 were $106.90 per square foot, a 6.3 percent increase over the $100.52 per square foot reported for the same period of 1998.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.1 percent as of June 30, 1999, as compared to 10.4 percent as of June 30, 1998.

Seasonal and temporary leasing income for the first half of 1999 amounted to $3.8 million, an 11.8 percent increase from the $3.4 million reported in the first six months of 1998.

                              Expansion/Renovations

Work is nearing completion on a major expansion and renovation at Washington Crown Center (Washington, Pa.). A new 140,000 square foot Kaufmann's department store is scheduled to open on September 22, while construction is underway on a new 14-screen Hollywood Theater that will open in early 2000. The interior and exterior renovation portion of the project is complete. A grand re-opening for the facility is planned for October.

Construction is also nearing completion on the expansion of Valley Mall (Hagerstown, Md.). A new wing is being added to the mall to accommodate a new 120,000 square foot Hecht's department store, a 16-screen R/C Theatres complex, a new food court and additional mall shop space. A late-October opening is planned for Hecht's, the food court and mall shop tenants. The theater is expected to open in early 2000.

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 regional shopping malls.

     Selected financial data follows for Crown American Realty Trust for the three and six months ended June 30, 1999. A copy of the Company's Supplemental Financial and Operational Information Package is available by calling Investor Relations at 1-800-860-2011.

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

                                     - 30 -

EXHIBIT 99 (b)



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                          1999 vs. 1998       1999 vs. 1998
                                        (in thousands, except per share data)
FINANCIAL AND ANALYTICAL DATA:
Total FFO - Incr (decr) -  1999       $ 000      $ per share $ 000     $ per
compared to 1998:
Base and percentage rents from        $   1,419  $    0.039  $   2,715 $   0.075
anchors and mall shops
Temporary and promotional leasing           169      0.005        131      0.004
income
Mall operating costs, net of tenant          49      0.001       (54)    (0.001)
recovery income
Utility and misc. mall income, equity      (67)    (0.002)       (70)    (0.002)
in joint venture
Straight line rental income                (39)    (0.001)        132      0.004
Core mall operations-comparable           1,531      0.042      2,854      0.080
properties

Contribution before interest of 3           972      0.027      2,938      0.081
properties acquired in May 1998
Effect of sale of Middletown in July      (262)    (0.007)      (534)    (0.015)
1998, before interest
Property admin. and general & admin.       (50)    (0.001)        197      0.005
expenses
Cash flow support earned                  (178)    (0.005)      (355)    (0.010)
Interest expense, including $1.8        (1,619)    (0.045)    (3,570)    (0.099)
million related to acquired prop.
Gain on sale of outparcel land            (215)    (0.006)      (834)    (0.023)
Depreciation and amortization expense       108      0.003        174      0.005
Lease buyout income                         230      0.006        248      0.007
Other miscellaneous changes                (37)    (0.001)         12
                                                                               -
Impact on per share amount from
common share repurchases and
other changes in common shares and            -      0.002          -      0.004
O.P. units outstanding.
Change before pref'd div's and              480      0.015      1,130      0.035
minority interest
Allocation to minority interest in        (168)          -      (383)          -
Operating Partnership
Rounding to whole cents                       -    (0.005)          -    (0.005)
                                              -                     -
Change in FFO allocable to common     $     312  $   0.010  $     747  $   0.030
shareholders

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                         1999       1998        1999      1998
Funds from Operations ($000 except
per share data):
Net income                            $   1,570  $   2,171  $    2,742 $   3,141
Adjustments:
Minority Interest in Operating            (659)      (486)     (1,582)   (1,411)
Partnership
Restructuring costs                           -          -       1,039         0
Cumulative effect of change in                -          -           -     1,703
accounting method
Depreciation and amortization - real     11,786     10,354      23,142    20,423
estate
Operating covenant amortization             657        657       1,315     1,315
Cash flow support amounts                   756        934       1,571     1,926
FFO before allocations to minority       14,110     13,630      28,227    27,097
interest and pref'd shares
Allocation to preferred shareholders    (3,437)    (3,437)     (6,875)   (6,875)
(preferred dividends)
allocation to minority interest in      (2,938)    (2,775)     (5,878)   (5,500)
Operating Partnership
FFO allocable to common shares        $   7,735  $   7,418  $   15,474 $  14,722
FFO per common share                  $    0.29  $       0  $     0.59 $    0.56

Average shares outstanding during the    26,208     26,476      26,208    26,476
period
Shares outstanding at period end         26,208     26,476      26,208    26,476

Avg. partnership units and shares        36,164     36,380      36,164    36,366
outstanding during period
Partnership units and shares             36,164     36,433      36,164    36,433
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents    $   6,044  $   6,039  $   12,074 $  11,638
Mall shops - contractual or base         19,069     17,322      37,769    33,396
rents
Straight line rental income                 128        134         440       272
Ground lease - contractual or base          513        549       1,025       986
rents
Lease buyout income                         234          4         252         4
Operating covenant amortization           (657)      (657)     (1,315)   (1,315)
Total minimum rents                   $  25,331  $  23,391  $   50,245 $  44,981
Components of Percentage Rents:
Anchors                               $     726  $     688  $    1,411 $   1,491
Mall shops and ground leases                707        656       1,290     1,565
Total percentage rents                $   1,433  $   1,344  $    2,701 $   3,056




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
SECOND QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        1999       1998        1999      1998
                                          (in thousands, except as noted)
EBITDA:  earnings (including gain    $  25,919  $  23,670   $  51,461 $   46,464
on sale of outparcel land)
before interest, taxes and all
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end        $ 597,801  $ 410,334   $ 597,801 $  410,334
Variable rate debt at period end        90,471    214,008      90,471    214,008
Total debt at period end             $ 688,272  $ 624,342   $ 688,272 $  624,342

Weighted avg. interest rate on fixed      7.6%       7.5%        7.6%       7.5%
rate debt for the period
Weighted avg. interest rate on            7.0%       7.5%        7.1%       7.5%
variable rate debt for the period

Total interest expense for period    $  12,525  $  10,906   $  24,731 $   21,161
Amort. of deferred debt cost for           356        868         708      1,727
period (incl. in interest exp)
Capitalized interest costs during          393        744         716      1,295
period

Capital Expenditures Incurred:

Allowances for mall shop tenants     $   2,987  $   4,154   $   7,881 $    6,513
Allowances for anchor/ big box             641                  1,041
tenants                                                 -                      -
Leasing costs and commissions              595      1,188       1,393      2,346
Expansions and major renovations,        9,519      7,574      14,764     11,100
including escrow deposits
Acquisition of operating properties          -     64,973           -     64,973
All other capital expenditures             520        669         666      1,066
(included in Other Assets)
Total Capital Expenditures during    $  14,262  $  78,558   $  25,745 $   85,998
the period


OPERATING DATA:

Mall shop GLA at period end (000                                  5,743    5,898
sq. ft.)

Occupancy percentage at period end                                82%        81%

Comp. Store Mall shop sales - 6                             $  106.90 $   100.52
months ($ per sq. ft.)

Mall shop occupancy cost percentage                             10.1%      10.4%
at period end

Average mall shop base rent at period                       $   18.07 $    16.95
end ($ per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                168        358         270        442
New leases - $ per sq. ft.           $   21.92  $   18.58   $   22.02 $    19.30
Number of new leases signed.                79        133         141        188

Renewal leases - sq. feet (000)             75        328         198        458
Renewal leases - $ per sq. ft.       $   19.75  $   16.59   $   16.32 $    17.38
Number of renewal leases signed.            42        131          83        206

Tenant Allowances for leases signed
during the period:
First Generation Space - per         $   14.32  $   24.15   $   33.96 $    23.17
sq. ft.
Second Generation Space - per        $   20.39  $   13.88   $   12.80 $    12.87
sq. ft.
Leases Signed during the period by:
First Generation Space - sq. feet           13         26          31         32
(000)
   Second Generation Space - sq. feet      230        660         437        868
(000)

Theater and free-standing leasing for
the period:
New leases - sq. feet (000)                 53         35          53        103
New leases - $ per sq. ft.           $   12.61  $    9.30   $   12.61 $    10.13
Tenant allowances -- $ per sq. ft.   $   59.43  $   12.86   $   59.43 $    32.91



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION
PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE TWELVE MONTHS ENDED JUNE 30, 1999

                                                PERCENT OF  NUMBER OF    TOTAL
                                                   TOTAL   OPEN STORES   SQ FT
                 TENANT                   NOTES  REVENUES  AT JUNE 30  OCCUPIED
Sears, Roebuck and Co.                             5.9%        21      2,117,768
J C Penney Inc.                            (1)     4.2%        27      1,854,611
May Department Stores Co.                          1.1%        11      1,226,380
The Bon-Ton                                        3.1%        17      1,182,922
Wal-Mart Stores                                    1.2%         3        405,465
Value City Department Stores                       1.1%         5        372,713
The Limited Stores Inc.                    (2)     3.9%        47        340,535
K-mart Corporation                                 1.0%         3        259,517
Venator Group                              (3)     3.4%        67        194,286
Charming Shops                             (8)     1.4%        18        166,648
The Gap                                            1.1%        16        136,252
Shoe Show of Rocky Mt. Inc.                        1.6%        26        120,279
Hallmark-Owned Stores                              1.7%        30        108,499
Transworld Entertainment                   (5)     1.9%        30        107,421
Intimate Brands Inc.                       (6)     2.0%        32        102,534
Deb Shops Inc.                                     1.0%        15         91,646
Consolidated Stores                        (4)     1.5%        26         85,282
Payless Shoesource Inc.                            1.2%        24         79,047
Walden Book Co. Inc.                               1.4%        21         74,855
The Finish Line Inc.                               1.0%        14         72,072
Tandy Corporation                          (9)     0.9%        27         67,800
Moray Inc.                                 (7)     0.9%        17         64,553
American Eagle Outfitters                          0.9%        13         52,024
General Nutrition Inc.                             0.8%        25         38,103
Sterling Jewelers                         (10)     0.9%        17         20,511
Net                                                45.0%               9,341,723


Notes:
(1)  Includes 20 J.C. Penney department stores and 7 Eckerd stores.
(2) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(3) Includes Afterthoughts, Kinney, Footlocker, Lady Footlocker, Champs, and Northern Reflections.
(4)  Includes Kay-Bee Toys.
(5)  Includes Camelot Music and Wall Stores.
(6)  Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(7)  Operates as B. Moss.
(8)  Operates as the Fashion Bug and Fashion Bug Plus stores.
(9)  Operates as Radio Shack.
(10) Operates as Kay Jewelers, Belden Jewelers and Shaw Jewelers.




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                       1999       1998        1999        1998
                                       (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                        $  25,331   $ 23,391   $  50,245   $ 44,981
Percentage rent                         1,433      1,344       2,701      3,056
Property operating cost recoveries      8,182      7,934      17,035     16,020
Temporary and promotional leasing       1,885      1,585       3,808      3,395
Net utility income                        752        695       1,648      1,591
Miscellaneous income                      132        314         397        528
Net                                    37,715     35,263      75,834     69,571

Property operating costs:
Recoverable operating costs            10,770     10,637      22,342     21,468
Property administrative costs             586        570       1,114      1,180
Other operating costs                     494        601         994      1,107
Depreciation and amortization          11,358     10,042      22,326     19,797
Net                                    23,208     21,850      46,776     43,552
Net                                    14,507     13,413      29,058     26,019
Other expenses:
General and administrative              1,171      1,137       2,228      2,359
Restructuring costs                         -          -       1,039          -
Interest                               12,525     10,906      24,731     21,161
Net                                    13,696     12,043      27,998     23,520
Net                                       811      1,370       1,060      2,499

Property sales, disposals and
adjustments:
Gain on sale of outparcel land            100        315         100        934

Income before cumulative effect of        911      1,685       1,160      3,433
a change in accounting
method and minority interest
Cumulative effect of a change in            -          -           -    (1,703)
accounting method
Income before minority interest in        911      1,685       1,160      1,730
Operating Partnership
Minority interest in (income) loss        659        486       1,582      1,411
of Operating Partnership
Net income                              1,570      2,171       2,742      3,141
Dividends on preferred shares         (3,437)    (3,437)     (6,875)    (6,875)
Net (loss) applicable to common     $ (1,867)   $(1,266)   $ (4,133)   $(3,734)
shareholders


Per common share information:
Basic and Diluted EPS:
(Loss) before cumulative effect of  $  (0.07)   $ (0.05)   $  (0.16)   $ (0.09)
a change in accounting method
Cumulative effect of a change in            -          -           -     (0.05)
accounting method
Net (loss) per share                $  (0.07)   $ (0.05)   $  (0.16)   $ (0.14)

Weighted average shares                26,208     26,476      26,208     26,476
outstanding (000)

FFO per share                       $    0.29   $   0.28   $    0.59   $   0.56



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE


CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                      June 30,      December 31,
                                                        1999            1998
                                                    (Unaudited)
                                                   (in thousands, except share
                                                         and per share data)
Assets
Income-producing properties:
Land                                               $    145,016     $   145,226
Buildings and improvements                              969,513         946,654
Deferred leasing and other charges                       43,171          42,469
Net                                                   1,157,700       1,134,349
Accumulated depreciation and amortization             (367,795)       (347,649)
Net                                                     789,905         786,700

Investment in joint venture                               5,273           5,799
Cash and cash equivalents, unrestricted                   9,794          13,512
Restricted cash and escrow deposits                      16,612          15,005
Tenant and other receivables                             13,616          17,430
Deferred charges and other assets                        26,659          30,842
Net                                                $    861,859     $   869,288


Liabilities and Shareholders' Equity

Debt on income-producing properties                $    688,272     $   669,971
Accounts payable and other liabilities                   31,143          38,076
Net                                                     719,415         708,047

Minority interest in Operating Partnership                6,545          11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                       25              25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at June 30, 1999 and
December 31, 1998, respectively                             277             277
Additional paid-in capital                              315,386         314,252
Accumulated deficit                                   (165,137)       (150,385)
Net                                                     150,551         164,169
Less common shares held in treasury at cost;
1,534,398 shares at both June 30, 1999 and
December 31, 1998                                      (14,652)        (14,652)
Net                                                     135,899         149,517
Net                                                $    861,859     $   869,288



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                         1999            1998
                                                          (in thousands)
Cash flows from operating activities:
Net income                                            $    2,742     $     3,141
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,582)         (1,411)
Equity earnings in joint venture                           (209)           (255)
Depreciation and amortization                             25,061          23,499
Cumulative effect of a change in accounting method             -           1,703
Restructuring costs                                        1,039               -
Net changes in:
Tenant and other receivables                               3,814           2,807
Deferred charges and other assets                          1,925         (3,718)
Restricted cash and escrow deposits                      (1,907)           (768)
Accounts payable and other liabilities                   (7,972)         (5,178)
Net cash provided by operating activities                 22,911          19,820

Cash flows from investing activities:
Investment in income-producing properties               (25,079)        (19,960)
Acquisition of enclosed malls                                  -        (64,972)
Distributions from joint venture                             550               -
Net cash (used in) investing activities                 (24,529)        (84,932)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                5               8
dividend reinvestment plan
Proceeds from issuance or assumption of debt, net of      23,434          95,417
deposits
Cost of issuance of debt                                   (433)         (1,202)
Debt repayments                                          (5,157)        (12,788)
Dividends and distributions paid on common shares and   (14,646)        (14,541)
partnership units
Dividends paid on senior preferred shares                (6,875)         (6,875)
Cash flow support payments                                 1,572               -
Net cash (used in) provided by financing activities      (2,100)          60,019

Net (decrease) in cash and cash equivalents              (3,718)         (5,093)

Cash and cash equivalents, beginning of period            13,512           9,472

Cash and cash equivalents, end of period              $    9,794     $     4,379

Interest paid (net of capitalized amounts)            $   24,023     $    19,434
Interest capitalized                                  $      716     $     1,295

Non-cash financing activities:
Cash flow support credited to minority interest and
paid-in capital that was
prefunded in 1995.                                    $        0     $     1,925

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions.              $        0     $     4,521

Assumption of debt related to Greater Lewistown and   $        0     $    14,718
Crossroads acquisitions.
