Form 10-Q
period 1999-09-30
CROWN AMERICAN REALTY TRUST
filed 1999-11-09
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                        Commission file number:  1-12216

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

  As of  October 15, 1999, 26,207,919 Common Shares of Beneficial Interest and
   2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


                     Yes   X                       No  ____



                           Crown American Realty Trust
                                    Form 10-Q
                For the Quarterly Period ended September 30, 1999

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

                      Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998

                      Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1999

                      Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

                                                   September 30,    December 31,
                                                       1999             1998

                                                   (Unaudited)
                                                  (in thousands, except share
                                                       and  per share data
Assets

Income-producing properties:
Land                                               $   145,070      $   145,226
Buildings and improvements                             985,542          946,654
Deferred leasing and other charges                      43,756           42,469
Net                                                  1,174,368        1,134,349
Accumulated depreciation and amortization            (378,222)        (347,649)
Net                                                    796,146          786,700
Other assets:
Investment in joint venture                              5,220            5,799
Cash and cash equivalents, unrestricted                 11,912           13,512
Restricted cash and escrow deposits                     13,996           15,005
Tenant and other receivables                            13,827           17,430
Deferred charges and other assets                       31,872           30,842
Net                                                $   872,973      $   869,288


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties                $   708,369      $   669,971
Accounts payable and other liabilities                  32,388           38,076
Net                                                    740,757          708,047

Minority interest in Operating Partnership               3,729           11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at September 30, 1999
and December 31, 1998, respectively                        277              277
Additional paid-in capital                             315,916          314,252
Accumulated deficit                                  (173,079)        (150,385)
Net                                                    143,139          164,169
Less common shares held in treasury at cost,
1,534,398 shares at both September 30, 1999
and December 31, 1998                                 (14,652)         (14,652)
Net                                                    128,487          149,517
Net                                                $   872,973      $   869,288



The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999         1998
                                       (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                      $  25,311  $   23,688   $  75,556   $   68,669
Percentage rent                       1,382       1,333       4,083        4,389
Property operating cost
recoveries                            8,851       8,362      25,886       24,382
Temporary and promotional
leasing                               1,951       1,715       5,759        5,110
Net utility income                      701         633       2,349        2,224
Miscellaneous income                    220         221         617          749
Net                                  38,416      35,952     114,250      105,523

Property operating costs:
Recoverable operating costs          11,406      10,969      33,748       32,437
Property administrative costs           537         548       1,651        1,728
Other operating costs                   470         539       1,464        1,646
Depreciation and amortization        10,933      11,038      33,259       30,835
Net                                  23,346      23,094      70,122       66,646
Net                                  15,070      12,858      44,128       38,877
Other expenses:
General and administrative            1,073       1,098       3,301        3,457
Restructuring costs                   1,212           -       2,251            -
Interest                             12,901      11,780      37,632       32,941
Net                                  15,186      12,878      43,184       36,398
Net                                   (116)        (20)         944        2,479
Gain on sale of outparcel land            -           -         100          934
Income (loss)  before extraordinary
item, minority interest, and
cumulative effect of a change in
accounting method                     (116)        (20)       1,044        3,413
Extraordinary loss on early
extinguishment of debt                    -    (22,512)           -     (22,512)
Cumulative effect on prior years
(to December 31, 1997)
of a change in accounting method          -           -           -      (1,703)
Income (loss) before minority
interest                              (116)    (22,532)       1,044     (20,802)
Minority interest in loss of
Operating Partnership                   984       7,052       2,566       8,463
Net income (loss)                       868    (15,480)       3,610     (12,339)
Dividends on preferred shares       (3,438)     (3,438)    (10,313)     (10,313)
Net (loss) applicable to common
shares                            $ (2,570)  $ (18,918)   $ (6,703)   $ (22,652)

Per common share data:
Basic EPS:
(Loss) before cumulative effect
of a change in accounting method
and extraordinary item            $  (0.10)  $   (0.10)   $  (0.26)   $   (0.19)
Extraordinary item                        -      (0.62)           -       (0.62)
Cumulative effect on prior years
of a change in accounting method          -           -           -       (0.05)
Net income (loss)                 $  (0.10)  $   (0.72)   $  (0.26)   $   (0.86)

Weighted average shares
outstanding                          26,208      26,418      26,208       26,456

Diluted EPS:
(Loss) before cumulative effect
of a change in accounting method
and extrarodinary item            $  (0.10)  $   (0.10)   $  (0.26)   $   (0.19)
Extraordinary item                        -      (0.62)           -       (0.62)
Cumulative effect on prior years
of a change in accounting method          -           -           -       (0.05)
Net income (loss)                 $  (0.10)  $   (0.72)   $  (0.26)   $   (0.86)

Weighted average shares
outstanding                          26,208      26,418      26,208       26,456




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                  Common
                                  Shares        Senior
                                Issued and    Preferred      Common
                                Outstanding     Shares       Shares
                                            (in thousands)
Balance, December 31, 1998          26,207   $         25   $      277

Common shares issued under
stock option program                     1

Transfer in (out) of limited
partner's interest in the
Operating Partnership

Capital contributions from
Crown Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, September 30, 1999         26,208   $         25   $      277


                                                            Common
                                Additional                  Shares
                                 Paid in     Accumulated    Held in
                                 Capital       Deficit      Treasury      Total

                                                 (in thousands)

Balance, December 31, 1998     $ 314,252   $  (150,385)   $ (14,652)  $  149,517

Common shares issued under
stock option program                   6                                       6

Transfer in (out) of limited
partner's interest in the
Operating Partnership               (22)                                    (22)

Capital contributions from
Crown Investments Trust:
Cash flow support                  1,680                                   1,680

Net income                                        3,610                    3,610

Dividends paid and accrued                     (26,304)                 (26,304)

Balance, September 30, 1999    $ 315,916   $  (173,079)   $ (14,652)  $  128,487




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1999           1998
                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                     $   3,610      $ (12,339)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Minority interest in Operating Partnership              (2,566)         (8,463)
Equity earnings in joint venture                          (249)           (382)
Depreciation and amortization                            37,371          36,233
Extraordinary loss on early extinguishment of debt            -          22,512
Cumulative effect of a change in accounting method            -           1,703
Restructuring costs                                       2,251               -
Net changes in:
Tenant and other receivables                              3,603           1,675
Deferred charges and other assets                       (2,812)         (3,557)
Restricted cash and escrow deposits                       1,256         (5,762)
Accounts payable and other liabilities                  (7,939)           4,530
Net cash provided by operating activities                34,525          36,150

Cash flows from investing activities:
Investment in income-producing properties              (42,718)        (34,626)
Acquisition of operating properties                           -        (64,972)
Proceeds from the sale of Middletown Mall                     -           8,148
Distributions from joint venture                            550               -
Net cash (used in) investing activities                (42,168)        (91,450)

Cash flows from financing activities:
Net proceeds from exercise of stock options and
dividend reinvestment plan                                    6             132
Purchase of common shares held in treasury                    -         (2,430)
Proceeds from issuance of debt, net of deposits and
issuance cost                                            48,214         551,535
Debt repayments                                        (12,122)       (469,176)
Dividends and distributions paid on common shares an
partnership units                                      (22,060)        (21,830)
Dividends paid on senior preferred shares              (10,313)        (10,313)
Cash flow support payments                                2,318           2,916
Net cash provided by  financing activities                6,043          50,834

Net (decrease) in cash and cash equivalents             (1,600)         (4,466)

Cash and cash equivalents, beginning of period           13,512           9,472

Cash and cash equivalents, end of period              $  11,912      $    5,006

Interest paid (net of capitalized amounts)            $  36,533      $   30,547
Interest capitalized                                  $   1,205      $    1,812

Non-cash financing activities:
Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions               $       -      $    4,479

Assumption of debt related to Greater Lewistown and
Crossroads acquisitions                               $       -      $   14,718

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

As of September 30, 1999, the Properties consist of: (1) 26 enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) a non-enclosed strip shopping center located in Lewistown, PA, (4) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (5) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at September 30, 1999 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for the nine months ended September 30, 1999 and 1998 are identical.

The calculation of diluted earnings per share for the nine months ended September 30, 1999 and 1998 would have included approximately 0 shares and 154,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                         September 30, 1999    December 31, 1998

Mortgage loans                               $  465,000           $  465,000
Permanent loans                                 132,157              133,960
Construction loans                               13,096                2,932
Secured term loans and lines of credit           98,116               68,079
Net                                          $  708,369           $  669,971

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

Permanent Loans

At September 30, 1999, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership. Included in permanent loans is a $2.8 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.1 million loan related to Carlisle Plaza Mall is an Industrial Development
Bond secured with a $1.1 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.6 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent loan with a bank lender to finance a renovation/expansion program at Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Term Loans and Lines of Credit

In  September  1999  the  Company  announced a two-year  extension  and  certain modifications to its existing secured line of credit facility with GE Capital Real Estate. The modified credit facility has a $150 million maximum commitment level; however, initially the maximum funding level available is $109 million, which can be increased up to the maximum $150 million upon achieving certain financial and debt service coverage ratio tests that will depend on future operating performance of the five mortgaged mall properties and future interest rate levels. The initial funding level of $109 million includes $20 million reserved for the construction and tenanting costs for the Valley Mall Expansion that began in late 1998 and which will be substantially completed in late 1999.

The existing credit facility has been extended until November 2001. The interest rate on the combined line is LIBOR plus 2.95% with no unused line fees. Borrowings under this credit facility totaled $93.6 million at September 30, 1999.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 3.00%. This line is renewable annually on April 30 and has been renewed through April 30, 2000. This line has a 0.125% per annum commitment fee based on the unused amount of the line. There was $4.5 million outstanding under this line as of September 30, 1999.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended September 30, 1999. Twenty of the Company's malls are mortgaged under the GECRE Mortgage Loan and the GECRE lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $597.2 million at September 30, 1999 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at September 30, 1999 and 1998 was 7.63% and 7.65%, respectively. The weighted average interest rates during the three months ended September 30, 1999 and 1998 were 7.63%, and 7.56%, respectively. All of the remaining loans with an aggregate principal balance of $111.2 million at September 30, 1999 have variable interest rates based on spreads ranging from 1.90% to 3.00% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at September 30, 1999 and 1998 were 8.23% and 7.60%, respectively. The weighted average interest rates during the three months ended September 30, 1999 and 1998 were 7.59% and 7.58%, respectively.

Debt Maturities

As of September 30, 1999, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      1999 (three months)                     $     723
      2000 (year)                                 9,983
      2001 (year)                               104,333
      2002 (year)                                40,605
      2003 (year)                                25,374
      Thereafter                                527,351
      Net                                     $ 708,369

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Financial  Accounting  Standard  No.  130 ("SFAS"),  establishes  standards  for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and nine months ended September 30, 1999 and 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-years). Had the Company applied this standard currently, the effect on the Company's results of operations for the three and nine months ended September 30, 1999 would be immaterial.

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

The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $21 million and $17 million, respectively, had been incurred as of September 30, 1999. In addition to amounts incurred at September 30, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $13 million was borrowed and outstanding at September 30, 1999. The Valley Mall expansion is being financed under the lines of credit with GECRE, as described in Note 3.

NOTE 6  -  PROPERTY SALES AND DISPOSALS

With respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represented approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. In July 1998 the Company sold Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, to an unrelated third party. The aggregate purchase price was $12.2 million. The Company received $8.5 million in cash, net of closing costs, and received a $3.5 million one-year 9.5% mortgage from the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. This note was due to be paid in full on July 21, 1999 and is currently in default. The Company has been advised by the purchaser that the purchaser is in the process of concluding a refinancing which is expected to occur in November, 1999. Gain on the sale of approximately $1.3 million has been deferred until all conditions for profit recognition under FAS 66 are satisfied.

NOTE 7 - RESTRUCTURING COSTS

During the third quarter of 1999, the Company recorded a restructuring charge of $1.2 million related to severance and related costs for employees affected by a twelve percent reduction in the number of corporate office staff together with reductions in other corporate office-related expenses, as announced in September 1999.

Similarly, during the first quarter of 1999, the Company recorded a $1.0 million restructuring charge associated with an eight percent reduction in the corporate office work force.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended September 30, 1999.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and nine months ended September 30, 1999 and 1998.
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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


                                       Three Months           Nine Months
                                          Ended                 Ended
                                       September 30,         September 30,
                                      1999      1998         1999     1998

Selected Financial Data:
EBITDA (1 & 3)                   $   26,004 $   23,875    $  77,465 $  70,339

Funds from Operations (FFO)
(2 &3):
Net Income (loss)                $      868 $ (15,480)    $   3,610 $ (12,339)
Adjustments:
Minority interest in Operating
Partnership                           (844)    (7,052)      (2,566)    (8,463)
Depreciation and amortization -
real estate                          11,309     11,380       34,451     31,803
Operating covenant amortization         658        658        1,973      1,973
Cash flow support                       746      1,000        2,317      2,926
Cumulative effect of a change in
accounting method                         -          -            -      1,703
Extraordinary loss on early
extinguishment of debt                    -     22,512            -     22,512
Restructuring costs                   1,212          -        2,251          -
Funds from Operations, before
allocations to minority
interests and preferred shares       13,809     13,018       42,036     40,115
Less:
Amount allocable to preferred
shares                                3,438      3,438       10,313     10,313
Amount allocable to minority
interest                              2,855      2,622        8,733      8,122
Funds from Operations applicable
to common shares                 $    7,516 $    6,958    $  22,990  $  21,680

Average common shares outstanding
(000)                                26,208     26,418       26,208     26,456

Cash Flows:
Net cash provided by operating
activities                       $   11,614 $   16,330    $  34,525  $  36,150
Net cash (used in) investing
activities                       $ (17,639) $ (21,236)    $(42,168)  $ (91,450)
Net cash provided by financing
activities                       $    8,143 $    5,533    $   6,043  $  50,834

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


Comparison  of  Three  and  Nine  Months  Ended  September  30,  1999   to   the
corresponding period in 1998

- Revenues

Total revenues for the third quarter of 1999 were $38.4 million, up $2.4 million, or 7 percent, from $36.0 million for the same period in 1998. Mall shop and anchor base and percentage rents accounted for $1.6 million of this increase.

Total revenues for the first nine months of 1999 were $114.2 million compared to $105.5 million for the same period in 1998, an increase of $8.7 million, or 8 percent, of which $5.7 million came from existing properties and $3.0 million was from the net impact of properties acquired and/or sold in 1998.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the third quarter of 1999 were $12.4 million, an increase of $0.3 million over the corresponding period in 1998. For the first nine months of 1999, recoverable and non-recoverable mall operating costs were $36.9 million, an increase of $1.1 million over the first nine months of 1998, of which $0.8 million came from the net impact of properties acquired and/or sold in 1998.

Depreciation  and amortization expense for the third quarter of 1999  was  $10.9 million, a decrease of $0.1 million over the third quarter of 1998. Depreciation and amortization expense for the first nine months of 1999 totals $33.3 million, up $2.4 million over the same period of 1998, of which $1.4 million came from existing properties and $1.0 million came from acquisition/disposition properties.

- General, Administrative and Interest Expenses:

For the third quarter of 1999, general and administrative expenses were $1.1 million, or even with the third quarter of 1998. For the first nine months of 1999, general and administrative costs were $3.3 million, a decrease of $0.2 million compared to the first nine months of 1998. This decrease is the result of lower gross spending associated with our expense reduction program announced earlier this year, partially offset by lower capitalization.

Interest expense increased by $1.1 million in the third quarter of 1999 versus the third quarter of 1998, primarily due to higher average borrowings outstanding and due to lower amounts of interest capitalized. For the first nine months of 1999, interest expense was $37.6 million, an increase of $4.7 million over the comparable period of 1998, of which $3.0 million is attributable to existing properties and $1.7 million is attributable to the new properties acquired in 1998.

- Gain on Property Sales and Disposals:

There were no land sales in the third quarters of 1999 and 1998. For the first nine months of 1999, gain on land sales was $0.1 million compared to $0.9 million in the first nine months of 1998.

- Net Income (loss):

The net income for the third quarter of 1999 was $0.9 million compared to a net loss of $15.5 million for the third quarter of 1998. After deducting preferred dividends, there was a net loss of $2.6 million in the third quarter of 1999 applicable to common shares, compared to a net loss of $18.9 million for the third quarter of 1998. The third quarter of 1999 includes a restructuring charge of $1.2 million related to severance costs, as mentioned in Note 7 to the financial statements. The third quarter of 1998 includes an extraordinary loss on the early extinguishment of debt in the amount of $22.5 million.

The Company's net income for the first nine months of 1999 was $3.6 million compared to a net loss of $12.3 million for the comparable period of 1998. After deducting preferred dividends, there was a net loss for the first nine months of 1999 applicable to common shares of $6.7 million; this compares to a net loss of $22.7 million applicable to common shares for the first nine months of 1998.

- Funds from Operations:

For the quarter ended September 30, 1999, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $13.8 million, up from $13.0 million in the same quarter of 1998. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.5 million, compared to $7.0 million in the same quarter of 1998. The net increase in total FFO during the quarter was largely comprised of the following:
a) a $1.6 million increase in mall shop and anchor base and percentage rents from the existing properties reflecting higher occupancy and higher average rents; b) $0.2 million in higher temporary and seasonal leasing; and c) $0.3 million lower general and administrative costs, higher mall net recovery income, and higher miscellaneous revenues. These positive variances in FFO were partially offset by; d) $1.1 million in higher net interest expense; and e) $0.2 million in lower cash flow support payments.

For the first nine months of 1999, FFO before allocations to minority interest and to preferred dividends was $42.0 million compared to $40.1 million for the same period in 1998. FFO allocable to common shares (after minority interest and preferred dividends) was $23.0 million for the first nine months of 1999, compared to $21.7 million for the first nine months of 1998. The $1.9 million increase in total FFO for the first nine months of 1999 compared to 1998 was largely comprised of: a) a $4.3 million increase in mall shop and anchor base and percentage rents as a result of higher occupancy and average rents; b) $0.4 million in higher temporary and seasonal rents; c) $0.7 million contribution from properties acquired and/or sold in mid-1998, net of interest costs; d)
$0.2 million in higher lease buyout income; e) $0.2 million in lower net general and administrative expenses; offset by f) $3.0 million in higher net interest expense from existing properties; g) $0.8 million in lower gain on land sales; and h) $0.6 million in lower cash flow support payments.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the nine months ended September 30, 1999 and 1998 (000's):

                                          Nine Months Ended
                                             September 30,

                                            1999        1998

Total revenues                           $ 114,250    $ 105,523
Add back operating covenant
amortization deducted in minimum rent        1,973        1,973
Net                                        116,223      107,496
Less recoverable costs and expenses        (33,748)     (32,437)
Less non-recoverable costs and expenses     (1,464)      (1,646)
Less property general and
administrative costs                        (1,651)      (1,728)
Less corporate general and
administrative costs                        (3,301)      (3,457)

Add back depreciation/amortization
in above expense lines and joint venture
depreciation                                 1,306        1,177
Gain on outparcel land sales                   100          934

EBITDA, as reported                      $  77,465    $  70,339


For the quarter ended September 30, 1999, EBITDA was $26.0 million compared to $23.9 million in the third quarter of 1998, an increase of 9 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA. For the first nine months of 1999, EBITDA was $77.5 million, an increase of $7.1 million, or 10 percent, over the same period in 1998.

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

  Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $32 million and $27 million respectively, of which $21 million and $17 million, respectively, had been incurred as of September 30, 1999. In addition to amounts incurred at September 30, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $13 million was borrowed and outstanding at September 30, 1999. The Valley Mall expansion is being financed under the lines of credit with GECRE, as described in Note 3 to the interim financial statements.

As of September 30, 1999 the scheduled principal payments on all debt are $0.7 million, $10.0 million, $104.3 million, $40.6 million, and $25.4 million for the years ended December 31, 1999 through 2003, respectively, and $527.4 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1998, 1997, and 1996 were 2.14 to 1, 2.04 to 1, and
2.08 to 1, respectively.

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

Management is continuing to complete its efforts to identify non-compliant equipment and systems, and to correct and/or replace such systems. Management has also developed contingency plans for both its headquarters and mall properties. These contingency plans address certain potential external effects on the Company, including possible loss of utilities. No assurance can be given that these contingency plans will be sufficient to mitigate all Year 2000 effects that could impact the Company. No material changes in information has occurred for the three and nine months ended September 30, 1999 that would cause the information reported in this section in the Company's 1998 Form 10-K to be inaccurate.

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

Tenant litigation

In July, 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with Crown. Crown and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of Crown and May, denying Bon-Ton's request for injunctive relief and granting Crown's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court which entered an Order in favor of Crown and May on April 7, 1999. Bon-Ton filed an Application Requesting Reargument which the Pennsylvania Superior Court denied by Order dated June 15, 1999. On July 15, 1999, Bon-Ton filed a Petition for Allowance of Appeal to the Pennsylvania Supreme Court,
which said Court denied by Order dated October 18, 1999. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse affect on the Company's results of operations or financial condition.

Item 2:    Changes in Securities

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

           On November 1, 1999, the Company issued its regular quarterly earnings release and its Third Quarter 1999 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

           Exhibit 99 (a) - Press release dated November 1, 1999
           Exhibit 99 (b) - Third Quarter 1999 Supplemental Financial and
                            Operational Information Package

Item 6:    Exhibits and Reports on Form 8-K

           None


SIGNATURES


Pursuant  to  the  requirements of the Securities  Exchange  Act  of  1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date: November 9, 1999                CROWN AMERICAN REALTY TRUST

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


Date: November 9, 1999                CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                 (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date: November 9, 1999                CROWN AMERICAN REALTY TRUST

                                        /s/ John A. Washko

                                            John A. Washko
                                           Vice President and
                                         Chief Accounting Officer
                                  (Authorized Officer of the Registrant
                                     and Principal Accounting Officer)


EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Terry Stevens       814-533-4651
               Internet:      www.crownam.com

IMMEDIATE RELEASE:             Monday, November 1, 1999


                       CROWN AMERICAN REALTY TRUST REPORTS
           THIRD QUARTER FFO PER SHARE INCREASED 11 PERCENT FROM 1998
                   -------------------------------------------
                      CROWN AMERICAN REALTY TRUST ANNOUNCES
                  THIRD QUARTER RESULTS AND DECLARES DIVIDENDS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the third quarter and for the nine months ended September 30, 1999. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                         _______________________________

     "The Company is now stronger than it has been for several years, with increased financial flexibility, higher occupancy and a stronger tenant base," stated Crown American Realty Trust Chairman, CEO and President, Mark E. Pasquerilla. "The transformation of our properties that we have effected during the last several years and our recent strong leasing results continue to contribute to growth in Funds from Operations ("FFO") in the third quarter of 1999. FFO per common share was $0.29 in the third quarter, up 11 percent from $0.26 per share in the corresponding quarter of 1998. There were no land sales in either quarter and the number of properties in the portfolio was the same in both quarters. For the first nine months, FFO per share including land sales was $0.88, up 7 percent from $0.82 per share in 1998. Excluding the impact of land sales, FFO per share for the first nine months of 1999 was $0.88 per share, up 11 percent from $0.79 per share in 1998. The near completion of the Valley Mall expansion and the Washington Crown Center redevelopment marks the end of our planned major capital spending for the existing portfolio. Management's primary focus will be on reaping the financial benefits from the improvements in the portfolio that were made over the last few years as we continue to lease up the properties. Also, management is extremely cognizant of today's harsh capital markets for REITs. The Company's primary focus will be in growing cash flow which will provide flexibility to enhance shareholder value.

     "Operating trends continue to be strong.   Average mall shop base rent per
square foot increased for the 24th consecutive quarter to $18.34, up 6 percent from one year ago. Mall shop occupancy at the end of the quarter was 83 percent, up from 81 percent a year ago, and we expect mall shop occupancy to end the year near 84 percent. Mall shop tenant sales through September continued their strong performance, up 6.5 percent compared to 1998; for nearly the last three years, Crown's percentage growth in mall shop tenant sales has significantly outperformed the mall peer group. Our program of expense cuts announced earlier this year is producing results with 1999 gross corporate office costs expected to decrease by approximately $3.0 million, or 15 percent, from 1998's levels. To date much of the net savings that impacts earnings has been offset by lower capitalization of leasing costs compared to 1998. In September we announced a two year extension and other modifications to our secured line of credit facility. Under the modified line we have increased financial capacity and funding for the expansion of Valley Mall in Hagerstown, MD. The modified line provides improved liquidity, but as we indicated in our September announcement, interest costs are higher than under the previous terms and will reduce 2000 earnings by about $0.04 per share.

     Mr. Pasquerilla concluded, "We continue to focus on improving our internal cash flows by increasing mall shop occupancy and continuing our cost containment efforts. In this difficult capital market for REIT's, we are managing the Company conservatively, and we also recognize that our cheapest source of capital is internally generated funds."

                              Dividend Information

     The Board of Trustees declared a regular quarterly dividend of $.205 per common share and $1.375 per senior preferred share. Both dividends are payable on December 17, 1999 to shareholders of record on December 3, 1999.

                      Financial Information - Third Quarter

     For the quarter ended September 30, 1999, the Company reports that Funds from Operations (FFO) before allocations to minority interest and to preferred dividends was $13.8 million, up from $13.0 million in the third quarter of 1998. FFO allocable to common shares was $7.5 million, or $0.29 per common share, compared with $7.0 million, or $0.26 per common share, for the third quarter of
1998.   The increase in FFO before allocations to minority interest and to preferred dividends was due primarily to the following factors. The number of properties in the portfolio was the same in both quarters:

     $1.6 million increase in mall shop and anchor base rents reflecting higher occupancy and higher average rents;

     $0.2 million in higher temporary and seasonal leasing income;

     $0.3 million in lower G&A costs, a higher recovery rate on mall operating costs, and higher other revenues; offset by

     $1.1 million in higher net interest expense;

     $0.2 million in lower cash flow support payments.

     Total revenues for the third quarter were $38.4 million, up $2.4 million or 7% from $36.0 million in the third quarter of 1998. Revenues in the quarter were favorably impacted by the higher occupancy and average rental rates as noted above, by higher cost recovery income caused by higher mall operating costs, and by higher temporary and seasonal leasing revenues. Net income for the third quarter was $0.9 million compared to a net loss of $15.5 million last year. This quarter's net income was negatively affected by $1.2 million in restructuring costs announced in September. Last year's net income was affected by a $22.5 million extraordinary loss on early extinguishment of debt in connection with the $465 million refinancing transaction completed in August 1998. After deducting dividends on preferred shares, there was a net loss applicable to common shares in the third quarter of $2.6 million, or $0.10 per common share, compared to a net loss of $18.9 million, or $0.72 per common share in 1998.

     For the first nine months of 1999, FFO before allocations to minority interest and to preferred dividends was $42.0 million ($0.88 per common share) compared to $40.1 million ($0.82 per share) for the same period of 1998. Total revenues for the nine months were $114.2 million compared to $105.5 million in 1998, an increase of $8.7 million, of which $5.7 million was from existing properties and $3.0 million relates to properties acquired and/or sold in 1998. Net income for the nine months was $3.6 million compared to a net loss of $12.3 million in 1998. Net income in 1999 was impacted by $2.3 million in restructuring costs while net income in 1998 was impacted by $22.5 million in extraordinary loss on early extinguishment of debt. After deducting dividends on preferred shares, there was a net loss applicable to common shares for the first nine months of 1999 of $6.7 million, or $0.26 per common share, compared to a net loss of $22.7 million, or $0.86 per common share in 1998.

                              Operating Information

     During the third quarter of 1999, leases for 270,000 square feet of mall shops were signed resulting in $5.9 million in annual base rental income. This compares to 120,000 square feet for $3.1 million during the same period in 1998, an increase of 90 percent. A total of 113 leases were signed, which included 64 renewals and 49 new leases. Annualized revenues from new and renewal signed mall shop leases during the nine months were $15.1 million, 23 percent lower than the same period in 1998 when we achieved an all-time high in leasing.

     For the nine months ended September 30, 1999, the average rent for mall shop leases signed was $20.43 per square foot compared with $19.18 for the same period in 1998, up 6.5 percent. The average rents per square foot were $21.63 for new leases and $18.56 for renewals in the first nine months of 1999, compared with $20.14 and $18.21, respectively, in 1998.

     Also during the third quarter of 1999, leases for 100,000 square feet in non-mall shop and/or freestanding locations were signed resulting in $1.2 million in annual base rental income. For the nine months ended September 30, 1999, the Company has signed leases on 153,000 square feet resulting in $1.9 million in annual base rental income.

     The average mall shop base rent of the portfolio at September 30, 1999 was $18.34 per square foot. This is a 6.0 percent increase from $17.30 per square foot at September 30, 1998, and the 24th consecutive quarter that average mall shop base rent has increased.

     Overall, mall shop occupancy was 83 percent at September 30, 1999.   This
     compares to 81 percent at September 30, 1998 and 82 percent at June 30, 1999.

     Mall shop comparable sales for the nine months ended September 30, 1999 were $163.98 per square foot. This is a 6.5 percent increase over the $153.97 reported for the nine months ended September 30, 1998.

     Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.2 percent as of September 30, 1999, unchanged from September 30, 1998.

     Temporary and promotional leasing income for the first nine months of 1999 amounted to $5.8 million, as compared to $5.1 million for the same period in 1998.

                          Expansion/Renovation Projects

     Construction is complete at Washington Crown Center (formerly Franklin Mall, Washington, Pa.). This project included the addition of a new 140,000 square foot May Company (Kaufmann's) department store that opened in September, a new 14-screen Hollywood Theater scheduled to open in Spring 2000, a relocation of the food court and a complete mall renovation. Official grand re-opening ceremonies were held on October 21, 1999.

     At Valley Mall (Hagerstown, Md.) work has also been completed on a mall expansion that included a new 120,000 square foot May Company (Hecht's) department store that opened October 27, a 16-screen R/C Theatres complex that will open Spring 2000, a new Gardenside Cafe food court and additional mall shop space. Grand re-opening ceremonies were held on October 28, 1999.

                                   Financings

     As previously announced in September, the Company completed a two-year extension and certain modifications to its existing secured line of credit facility with GE Capital Real Estate. The modifications were done to increase the effective borrowing capacity of the existing facility and to provide construction funding for the Valley Mall expansion project.

     The existing credit facility, which had been scheduled to mature in November 1999, was extended to November 2001. The initial maximum funding available under the modified line is $109 million, which can be increased up to the maximum $150 million upon achieving certain financial and debt service coverage ratio tests that will depend on future operating performance of the five mortgaged mall properties and future interest rate levels. The initial funding level of $109 million includes $20 million reserved for the construction and tenanting costs for the Valley Mall, which has been substantially completed.

     The interest rate on the combined line is LIBOR plus 2.95% with no unused line fees. Interest on the former acquisition and general lines was LIBOR plus 2.35% and 1.95%, respectively, plus 0.125% in unused line fees. As we indicated in our September announcement, the effect of the higher average interest rate and amortization of the fees and related costs of securing the extension and modifications will be to decrease net income and FFO by approximately $0.01 per share in the fourth quarter of 1999 and approximately $0.04 per share in 2000.

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

A copy of the Company's Supplemental Financial and Operational Information Package follows.

                                     - 30 -


EXHIBIT 99 (b)



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                          1999 vs. 1998         1999 vs. 1998
                                         (in thousands, except per share data)
FINANCIAL AND ANALYTICAL DATA:
Total FFO - Incr (decr) -
1999 compared to 1998:
                                       $ 000   $ per share    $ 000  $ per share
Base and percentage rents from       $   1,620  $   0.044   $  4,335   $  0.119
anchors and mall shops
Temporary and promotional leasing          236      0.007        367      0.010
income
Mall operating costs, net of tenant        115      0.003         61      0.002
recovery income
Utility and misc. mall income, equity       63      0.002        (7)          -
in joint venture
Straight line rental income                 56      0.002        188      0.005
Core mall operations--same properties    2,090      0.058      4,944      0.136

Contribution before interest of 3            -          -      2,938      0.081
properties acquired in May 1998
Effect of sale of Middletown in July         -          -      (534)     (0.015)
1998, before interest
Property admin. and general & admin.        36      0.001        233      0.006
expenses
Cash flow support earned                 (254)    (0.007)      (609)     (0.017)
Interest expense, including $1.8       (1,121)    (0.031)    (4,691)     (0.130)
million related to acquired prop.
Gain on sale of outparcel land               -          -      (834)     (0.023)

Depreciation and amortization expense       34      0.001        208      0.006
Lease buyout income                        (4)          -        244      0.007
Other miscellaneous changes                 10          -         22          -
Impact on per share amount from              -      0.002          -      0.006
common share repurchases and
other changes in common shares and
O.P. units outstanding
Change before pref'd div's and             791      0.024      1,921      0.057
minority interest
Allocation to minority interest in       (233)          -      (616)          -
Operating Partnership
Rounding to whole cents                      -      0.006          -      0.003
Change in FFO allocable to common    $     558  $   0.030   $  1,305   $  0.060
shareholders

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1999      1998        1999       1998
Funds from Operations ($000 except
per share data):
Net income (loss)                    $     868  $ (15,480)  $  3,610  $ (12,339)
Adjustments:
Minority Interest in Operating           (984)    (7,052)    (2,566)     (8,463)
Partnership
Restructuring costs                      1,212          -      2,251          -
Cumulative effect of a change in             -          -          -      1,703
accounting method
Depreciation and amortization - real    11,309     11,380     34,451     31,803
estate
Operating covenant amortization            658        658      1,973      1,973
Cash flow support amounts                  746      1,000      2,317      2,926
Extraordinary loss on early                  -     22,512          -     22,512
extinguishment of debt
FFO before allocations to minority      13,809     13,018     42,036     40,115
interest and pref'd shares
Allocation to preferred shareholders   (3,438)    (3,438)    (10,313)   (10,313)
(preferred dividends)
Allocation to minority interest in     (2,855)    (2,622)    (8,733)     (8,122)
Operating Partnership
FFO allocable to common shares        $  7,516  $   6,958   $ 22,990    $ 21,680
FFO per common share                  $   0.29  $    0.26   $   0.88    $   0.82

Average shares outstanding during the   26,208     26,418     26,208      26,456
period
Shares outstanding at period end        26,208     26,207     26,208      26,207

Avg. partnership units and shares       36,164     36,369     36,164      36,367
outstanding during period
Partnership units and shares            36,164     36,156     36,164      36,156
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents   $   6,077  $   5,885   $ 18,151   $  17,523
Mall shops - contractual or base        19,206     17,882     56,975      51,278
rents
Straight line rental income                167        111        523         383
Ground lease - contractual or base         519        464      1,544       1,450
rents
Lease buyout income                          -          4        336          8
Operating covenant amortization          (658)      (658)    (1,973)     (1,973)
Total minimum rents                  $  25,311  $  23,688   $ 75,556   $ 68,669
Components of Percentage Rents:
Anchors                              $     613  $     685   $  2,024   $  2,176
Mall shops and ground leases               769        648      2,059      2,213
Net                                  $   1,382  $   1,333   $  4,083   $  4,389




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
THIRD QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1999       1998       1999        1998
                                         (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land)
before interest, taxes, all
depreciation and amortization
and extraordinary items              $ 26,004   $ 23,875   $  77,465  $  70,339

Debt and Interest:

Fixed rate debt at period end        $597,157   $593,852   $ 597,157  $ 593,852
Variable rate debt at period end      111,212     64,752     111,212     64,752
Total debt at period end             $708,369   $658,604   $ 708,369  $ 658,604

Weighted avg. interest rate on fixed    7.6 %      7.6 %       7.6 %      7.5 %
rate debt for the period
Weighted avg. interest rate on          7.6 %      7.6 %       7.3 %      7.5 %
variable rate debt for the period

Total interest expense for period    $ 12,901   $ 11,780   $  37,632  $  32,941
Amort. of deferred debt cost for          391        667       1,098      2,394
period (incl. in interest exp)
Capitalized interest costs during         489        517       1,205      1,812
period

Capital Expenditures Incurred:

Allowances for mall shop tenants     $  3,242   $  5,003   $  11,123  $  11,516
Allowances for anchor/ big box          3,689        572       4,730        572
tenants
Leasing costs and commissions             751      1,518       2,144      3,864
Expansions and major renovations,       9,957     22,291      24,721     33,391
including escrow deposits *
Acquisition of operating properties         -          -           -     64,973
All other capital expenditures            263        464         929      1,530
(included in Other Assets)
Total Capital Expenditures during    $ 17,902   $ 29,848   $  43,647  $ 115,846
the period

*1998 data includes approximately $11 million in deposits to expansion construction and related escrows under the new GECC mortgage loan.

OPERATING DATA:

Mall shop GLA at period end                                    5,748      5,706
(000 sq. ft.)

Occupancy percentage at period end                              83 %       81 %

Comp. Store Mall shop sales - 9                            $  163.98  $  153.97
months ($ per sq. ft.)

Mall shop occupancy cost percentage                           10.2 %     10.2 %
at period end

Average mall shop base rent at                             $   18.34  $   17.30
period end ($ per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)               170         70         440        512
New leases - $ per sq. ft.           $  21.02   $  25.45   $   21.63  $   20.14
Number of new leases signed.               49         48         190        236

Renewal leases - sq. feet (000)           100         50         298        508
Renewal leases - $ per sq. ft.       $     23   $  25.81   $   18.56  $   18.21
Number of renewal leases signed.           64         31         147        237

Tenant Allowances for leases signed
during the period:
   First Generation Space - per      $  39.66   $      -   $   37.13  $   20.04
   sq. ft.
   Second Generation Space - per     $  16.33   $   8.28   $   14.02  $   12.34
   sq. ft.
Leases Signed during the period by:
   First Generation Space - sq. ft.        39          5          70         37
   (000)
   Second Generation Space - sq. ft.      231        115         668        983
   (000)

Theater and free-standing leasing
for the period:
New leases- sq. feet (000)                100         25         153        128
New leases- $ per sq. ft.            $  12.04   $  10.29   $   12.24  $   10.16
Tenant allowances - $ per sq. ft.    $  42.14   $  16.76   $   48.13  $   29.76



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    1999        1998         1999        1998
                                    (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                    $  25,311    $  23,688    $  75,556   $   68,669
Percentage rent                     1,382        1,333        4,083        4,389
Property operating cost             8,851        8,362       25,886       24,382
recoveries
Temporary and promotional           1,951        1,715        5,759        5,110
leasing
Net utility income                    701          633        2,349        2,224
Miscellaneous income                  220          221          617          749
Net                                38,416       35,952      114,250      105,523

Property operating costs:
Recoverable operating costs        11,406       10,969       33,748       32,437
Property administrative costs         537          548        1,651        1,728
Other operating costs                 470          539        1,464        1,646
Depreciation and amortization      10,933       11,038       33,259       30,835
Net                                23,346       23,094       70,122       66,646
Net                                15,070       12,858       44,128       38,877
Other expenses:
General and administrative          1,073        1,098        3,301        3,457
Restructuring costs                 1,212            -        2,251            -
Interest                           12,901       11,780       37,632       32,941
Net                                15,186       12,878       43,184       36,398
Net                                 (116)         (20)          944        2,479

Property sales, disposals and
adjustments:
Gain on sale of outparcel land          -            -          100          934

Income (loss) before extraordinary  (116)         (20)        1,044        3,413
items, minority interest, and
cumulative effect of a change in
accounting method
Extraordinary loss on early             -     (22,512)            -     (22,512)
extinguishment of debt
Cumulative effect on prior              -            -            -      (1,703)
years (to December 31,1997)
of a change in accounting
method
Income (loss) before minority       (116)     (22,532)        1,044     (20,802)
interest
Minority interest in (income)         984        7,052        2,566        8,463
loss of Operating Partnership
Net income (loss)                     868     (15,480)        3,610     (12,339)
Dividends on preferred shares     (3,438)      (3,438)     (10,313)     (10,313)
Net income (loss) applicable    $ (2,570)    $(18,918)    $ (6,703)   $ (22,652)
to common shareholders

Per common share information:
Basic and Diluted EPS:
Income (loss) before            $  (0.10)    $  (0.10)    $  (0.26)   $   (0.19)
extraordinary item and
cumulative effect of a change
in accounting method
Extraordinary item                      -       (0.62)            -       (0.62)
Cumulative effect on prior              -            -            -       (0.05)
years of a change in accounting
method
Net (loss)                      $  (0.10)    $  (0.72)    $  (0.26)   $   (0.86)

Weighted average shares            26,208       26,418       26,208       26,456
outstanding (000)

FFO per share                   $    0.29    $    0.26    $    0.88   $     0.82



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                 September 30,      December 31,
                                                      1999              1998
                                                             (Unaudited)

Assets
Income-producing properties:
Land                                              $    145,070      $   145,226
Buildings and improvements                             985,542          946,654
Deferred leasing and other charges                      43,756           42,469
Net                                                  1,174,368        1,134,349
Accumulated depreciation and amortization            (378,222)        (347,649)
Net                                                    796,146          786,700

Investment in joint venture                              5,220            5,799
Cash and cash equivalents, non-restricted               11,912           13,512
Restricted cash and escrow deposits                     13,996           15,005
Tenant and other receivables                            13,827           17,430
Deferred charges and other assets                       31,872           30,842
Net                                               $    872,973      $   869,288


Liabilities and Shareholders' Equity

Debt on income-producing properties               $    708,369      $   669,971
Accounts payable and other liabilities                  32,388           38,076
Net                                                    740,757          708,047

Minority interest in Operating Partnership               3,729           11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%                 25               25
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding
Common shares, par value $.01 per share,                   277              277
120,000,000 shares authorized, 27,742,317
and 27,741,542 shares issued at
September 30, 1999 and December 31, 1998,
respectively
Additional paid-in capital                             315,916          314,252
Accumulated deficit                                  (173,079)        (150,385)
Net                                                    143,139          164,169
Less common shares held in treasury at cost;          (14,652)         (14,652)
1,534,398 shares at both September 30,1999
and December 31,1998
Net                                                    128,487          149,517
Net                                               $    872,973      $   869,288




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         1999            1998
                                                           (in thousands)
Cash flows from operating activities:
Net income (loss)                                    $     3,610     $  (12,339)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in Operating Partnership               (2,566)         (8,463)
Equity earnings in joint venture                           (249)           (382)
Depreciation and amortization                             37,371          36,233
Restructuring costs                                        2,251               -
Extraordinary loss on early extinguishment of debt             -          22,512
Cumulative effect of a change in accounting method             -           1,703
Net changes in:
Tenant and other receivables                               3,603           1,675
Deferred charges and other assets                        (2,812)         (3,557)
Restricted cash and escrow deposits                        1,256         (5,762)
Accounts payable and other liabilities                   (7,939)           4,530
Net cash provided by operating activities                 34,525          36,150

Cash flows from investing activities:
Investment in income properties and related escrow      (42,718)        (34,626)
deposits
Acquisition of enclosed malls                                  -        (64,972)
Proceeds from sale of Middletown Mall                          -           8,148
Distributions from joint venture                             550               -
Net cash (used in) investing activities                 (42,168)        (91,450)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                6            132
dividend reinvestment plan
Proceeds from issuance of debt, net of issuance cost      48,214         551,535
Debt repayments                                         (12,122)       (469,176)
Dividends and distributions paid on common shares       (22,060)       (21,830)
and partnership units
Dividends paid on senior preferred shares               (10,313)        (10,313)
Purchase of common shares held in treasury                     -         (2,430)
Cash flow support payments                                 2,318           2,916
Net cash provided by financing activities                  6,043          50,834

Net decrease in cash and cash equivalents                (1,600)         (4,466)

Cash and cash equivalents, beginning of period            13,512           9,472

Cash and cash equivalents, end of period             $    11,912     $     5,006

Interest paid (net of capitalized amounts)           $    36,533     $    30,547
Interest capitalized                                 $     1,205     $     1,812

Non-cash financing activities:
Issuance of partnership units related to Middletown  $         -     $     4,479
Mall and Greater Lewistown acquisitions

Assumption of debt related to Greater Lewistown and  $         -     $    14,718
Crossroads acquisitions

