Form 10-K
period 1999-12-31
CROWN AMERICAN REALTY TRUST
filed 2000-03-14
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1999

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

           As of February 18, 2000, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant
were  issued   and outstanding.   The  registrant estimates that as of
February 18, 2000 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $128.6 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 26, 2000, are incorporated by reference into
Part III of this Form 10-K.

Exhibit Index on pages 52 to 53



                                TABLE OF CONTENTS



Item No.                                                 Page No.
                                     PART I

1.   Business                                              1
2.   Properties                                            7
3.   Legal Proceedings                                    12
4.   Submission of Matters to a Vote of Security Holders  14
     Executive Officers of the Company                    14

                                     PART II

 5.  Market for Registrant's Common Shares of Beneficial
       Interest and Related Shareholder Matters           15
 6.  Selected Financial Data                              15
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                18
 7(a).Quantitative and Qualitative Disclosures
       about Market Risk                                  28
 8.  Financial Statements and Supplementary Data          29
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                51

                                    PART III

10.  Directors and Executive Officers of the Registrant   51
11.  Executive Compensation                               51
12.  Security Ownership of Certain Beneficial Owners and
       Management                                         51
13.  Certain Relationships and Related Transactions       51

                                     PART IV

14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K                                51
     Signatures                                           54


                                     PART I

Item 1.   Business.

(a)       General Development of Business

          Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("CAA" or "Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company, which is controlled by Mark E. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer of the Company.

          On August 17, 1993, the Company consummated simultaneously the acquisition of the Properties and an initial public offering (the "IPO") of 24,540,000 of its common shares of beneficial interest (the "Shares"). Eleven Properties were acquired by Crown American Properties, L.P., a Delaware limited partnership (the "Operating Partnership") which is controlled by the Company as the sole general partner. Fifteen Properties were acquired by Crown American Financing Partnership, a Delaware general partnership (the "Financing Partnership") in which the Operating Partnership owns a 99.5% general partnership interest and in which the Company, through Crown American Financing Corporation, a wholly-owned corporate subsidiary of the Company, owns a 0.5% general partnership interest. The net proceeds of the IPO were contributed by the Company to the Operating Partnership in exchange for the general partnership interest in the Operating Partnership. The Operating Partnership contributed a portion of the net proceeds from the IPO to the Financing Partnership in exchange for the 99.5% general partnership interest in the Financing Partnership. On September 15, 1993, the Company sold an additional 978,500 Shares as a result of the underwriters of the IPO exercising the over-allotment option granted to them in connection with the IPO.

          The consideration paid by the Company and the Partnerships for the Properties consisted of: (i) the issuance to CAA of 1,450,000 Shares (having a value of approximately $25.0 million, based on the initial public offering price), and a 22% limited partnership interest in the Operating Partnership, held by Crown Investments Trust ("CIT" or "Crown Investments"), an affiliate of CAA and the Initial Limited Partner of the Operating Partnership, (having a value of approximately $132 million based on the initial public offering price and the fact that each partnership unit is initially equivalent to one Share) and (ii) the issuance to Pasquerilla Partnership (a partnership then comprised of Frank J. Pasquerilla, and members of his immediate family) of 150,000 Shares (having a value of approximately $2.6 million based on the initial public offering price). In addition, with the proceeds of the IPO, the Company paid off certain of the debt on the Properties, of which approximately $37 million was cross-collateralized debt that encumbered certain of the Properties as well as certain of the assets retained by CAA, and of which another approximately $67 million was construction debt that was recourse to CAA. Also, by virtue of acquiring certain of the Properties, which were subject to recourse construction loans, the Operating Partnership assumed sole responsibility for $98 million of recourse debt. In addition to the transactions described above, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership.

          At the time of the IPO, the Company held an initial 78.00% partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest. Subsequently, the ownership interests have changed due to (i) Company shares issued for cash, issued under the Company's option plans, and issued under the dividend reinvestment plan (proceeds then reinvested by the Company in the Operating Partnership in exchange for an equivalent number of additional common Partnership Units), (ii) additional Partnership Units issued as partial consideration for the purchase of Wyoming Valley and Middletown Malls and Greater Lewistown Plaza in 1998, (iii) issuance of preferred Partnership Units in exchange for cash contributed by the Company to the Operating Partnership in connection with the Company's 1997 offering of senior preferred shares, and (iv) redemption of common Partnership Units in connection with the Company's repurchase in the open market of its common shares. While the
Company, as general partner, has broad rights and authority to conduct the business, the Operating Partnership agreement provides that the consent of Crown Investments is required for certain actions, including among others, merger, consolidation, dissolution, liquidation, or sale of all or substantially all of the assets of the Operating Partnership.

           The number of common and preferred Partnership Units outstanding at December 31, 1999 were as follows:

Held by                             Common Units            Preferred Units
                                   Number       %           Number        %

Crown American Realty Trust      26,207,919   72.47%      2,500,000     100.00%
Crown Investments Trust and
  its subsidiary, Crown
  American Investment Company     9,956,398   27.53%              -          -
Totals                           36,164,317  100.00%      2,500,000     100.00%


(b)       Financial Information About Industry Segments
 .
          The Company is primarily engaged in the business of owning, operating, managing, leasing, acquiring, developing, redeveloping, expanding, renovating and financing enclosed shopping malls and, therefore, only operates in one segment. See the Consolidated Financial Statements and Notes thereto referred to in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(c)       Narrative Description of Business

          General

           The Company conducts all of its business activities through the Operating Partnership, the Financing Partnership and other subsidiary partnerships or limited liability corporations (collectively the "Partnerships"). Through its ownership interests in the Partnerships, as of December 31, 1999 the Company owns: (i) 26 wholly-owned enclosed shopping malls,  a  50%  partnership interest in Palmer Park Mall (an  enclosed  shopping mall), and one wholly-owned non-enclosed strip shopping center (Greater Lewistown Plaza) (collectively, the "Malls"), (ii) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to CAA's hotel division, to an affiliated company and to unrelated third parties ("Pasquerilla Plaza"), (iii) a ground leasehold interest in a parcel of land with an approximate 107,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (iv) approximately 72 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). The Operating Partnership manages the 26 wholly-owned Malls, the non-enclosed strip shopping center, and Pasquerilla Plaza (the "Managed Properties"); the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

          The Company is self-administered and self-managed. The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed and non-enclosed shopping malls.

          The Company's executive offices are located at Pasquerilla Plaza, Johnstown, Pennsylvania 15901. Its telephone number is (814) 536-4441, and its Internet web-site is www.crownam.com.

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

          Disposition Objectives and Policies

           The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. While none of the Properties are under a definitive sale agreement at this time, the Company is currently exploring dispositions of a few properties in order to recycle capital for future investment opportunities or to enhance cash flows and liquidity. No properties are classified as held for sale at December 31, 1999. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

          Financing

          The Company maintains working capital and lines of credit that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of its business and investments in the ordinary course. The principal financing activities of the Company during 1999 included: (i) additional borrowings of $29.2 million under its modified line of credit facility, much of which was used to fund construction and tenant allowance costs for the Valley Mall expansion project, (ii) $12.7 million in borrowings under its construction loan for Washington Crown Center, (iii) $5.2 million in debt amortization and debt issuance costs, (iv) $43.2 million paid in common and preferred dividends, and (v) $3.0 million received in Cash Flow Support (see Note 8 to the Consolidated Financial Statements). As further described in Note 5 to the Consolidated Financial Statements, in September 1999 the Company completed an extension to November 2001 and certain modifications to its existing secured line of credit facility with General Electric Capital Corporation. Prior to the modifications, the line of credit consisted of a $50 million general line, of which $49.2 million was outstanding, and a $100 million acquisition line of which $27.1 million was outstanding related to the 1998 acquisition of Jacksonville Mall. The modified credit facility combines the prior two lines into a single line of credit with a $150 million maximum commitment level, and an initial $109 million availability, of which $20 million is reserved for the Valley Mall expansion project. The availability under the line can be increased up the maximum amount upon achieving certain financial and debt service ratio tests that depend on the future operating performance of the five malls that secure the line and future interest rates. Interest under the modified line is based on LIBOR plus 2.95%.

          If the Board of Trustees determines that additional funding is required, the Company or the Partnerships may raise such funds through a variety of options including additional infusions of equity (public or private and at the Company or the Partnership level), debt financing or retention of additional cash flow by reducing the dividend amount per share (subject to considerations regarding the taxability of undistributed real estate investment trust income), or a combination of these methods. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. In August 1995 the Company reduced its quarterly dividend from $.35 per share to $.20 per share in order to reinvest more internally-generated funds in various property expansions, improvements, and related investments. It is anticipated that any additional borrowings will be made through the Partnerships either directly or indirectly; however, the Company may also incur indebtedness, the proceeds from which may be re-loaned to the Partnerships. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt. Indebtedness incurred by the Partnerships may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnerships. Such indebtedness may be recourse to all or any part of the Properties to be owned by the Partnerships, may be limited to the particular property to which the indebtedness relates, and may be guaranteed by the Company.

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

          Seventeen Malls are located in the state of Pennsylvania and one is located in New Jersey near the Pennsylvania border. Two of the Malls are located in Virginia, two in Maryland, two in West Virginia, two in eastern Tennessee, one in eastern North Carolina, and one in northwestern Georgia.

          CAA had continually expanded and renovated its Malls to maintain their competitive position. 23 of the Malls have had at least one expansion or renovation since they were completed, and 18 of the Malls have been expanded more than once. Approximately 1.9 million square feet of remaining expansion capacity is available and can be used to maintain and enhance the quality of the Malls and their competitive position in their trade areas.

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

          Employees

          At the time of the initial public offering, all of the executive, property and asset management, leasing, construction, financial, legal services, development and administrative personnel of CAA relating to its regional mall and shopping center business became employees of the Operating Partnership. As of December 31, 1999, the Operating Partnership has approximately 499 full-time employees in the following operational areas:

                                                        Number of
                                                        Employees

     Asset and property management (including on-site)      398
     Leasing and lease administration                        22
     Development and construction services                   12
     Financial, accounting, MIS and legal services           46
     Executive management and corporate administration       21
     Total                                                  499

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

          Business Issues

          As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, bankruptcy of tenants, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other indebtedness, and trends in the national and local economy, including interest rates, income tax laws, governmental regulations and legislation and population trends.

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

Item 2.   Properties.

(a)       The Malls

          Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 26 wholly-owned enclosed shopping malls, a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall), and one wholly-owned non-enclosed strip shopping center. All of the Malls have department stores, theaters, and other large space users as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail stores, and in some instances a few office or non-retail tenants (the "Mall Stores"), which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores and ground lease properties (the "Freestanding Stores") are located along the perimeter of the parking areas at 18 of the Malls. Unless otherwise indicated, the information provided in this Item 2 is stated as of December 31, 1999.

          The Company, through the Partnerships, owns all of the properties in fee, except Palmer Park Mall, Shenango Valley Mall, Uniontown Mall, Crossroads Mall (owned partially in fee and partially under ground lease) and Greater Lewistown Plaza. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall, Uniontown Mall, Crossroads Mall and Greater Lewistown Plaza are subject to third-party ground leases.

          The total gross leasable area ("GLA") of the Malls is approximately
16.4 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including eleven anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 60%, 35% and 5%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the enclosed Malls range in size from approximately 300,000 to 840,000 square feet of GLA with an average size of approximately 572,000 square feet of GLA. Each Mall has ample surface parking with 21 of the Malls having parking ratios above 5.0 per 1,000 square feet of GLA.

          At December 31, 1999, 99% of the Company-owned anchor GLA was leased and occupied, and all eleven non-owned anchor stores were occupied. Two multi-screen theaters are under construction and are scheduled to open in May 2000. These two theaters are the Hollywood Theater at Washington Crown Center and R/C Theaters at Valley Mall. Vacant non-revenue generating anchor premises at December 31, 1999 consist of a former Proffitt's store at Oak Ridge Mall which closed in 1999 and a former J.C. Penney store at Carlisle Mall which closed in 1998. Vacant but rent-paying anchor premises include Upton's at Patrick Henry Mall and the Weis Market at South Mall. (See Notes 5 and 13 following the table on page 11.)

           The Company is in discussions with department store chains and other tenants as replacements for the vacant anchor store locations. Mall Store GLA was 84% leased at December 31, 1999, and freestanding space was 75% occupied at December 31, 1999. All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

           There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers of 100,000 square feet to 400,000 square feet of GLA are considered "community" shopping centers, and those in excess of 400,000 square feet of GLA are considered "regional" shopping centers, and those having in excess of 800,000 square feet of GLA are considered "super-regional" shopping centers. Twenty-six of the Malls are considered regional shopping centers and two are community shopping centers.

          The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 23 are the largest, of which 13 are the only, enclosed regional shopping malls in their respective trade areas. No one Mall accounted for more than 5.6% of the total GLA of the Malls or 7.0% of total revenues for the year ended December 31, 1999.

          A substantial portion of the income from the Malls consists of rent received under long-term leases. Generally, the leases provide for tenants to pay rent comprised of two elements. The first element is fixed base rent, which typically increases according to a schedule agreed upon at the time of lease inception. The second element is percentage rent, which is based on a percentage of gross sales in excess of a specified minimum annual amount. In some cases tenants only pay fixed base rent or only pay percentage rent.

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

          Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 1999:

                                              % of GLA
                                                Leased                  Lease
                                                 as of                    or
                                              December 31,             Easement
Property/Location (1)  Square Feet of GLA(1)    1999 (2)    Anchors   Expiration

Pennsylvania

Capital City Mall      Mall          237,161     96.2%      Sears         2000
Harrisburg, PA         Anchor        324,462    100.0%      Hecht's (3)   2093
                       Freestanding   46,158    100.0%      J.C. Penney   2010
                       Total GLA     607,781     98.5%

Carlisle Plaza Mall    Mall          143,735     61.6%      Vacant (4)       -
Carlisle, PA           Anchor        154,335     74.8%      Bon-Ton        2005
                       Freestanding   44,660     87.9%      Albion
                       Total GLA     342,730     71.0%        Antiques (4)   -

Chambersburg Mall      Mall          211,134     91.3%      Sears          2010
Chambersburg, PA       Anchor        240,948    100.0%      J.C. Penney    2012
                       Total GLA     452,082     96.8%      Value City     2007
                                                            Bon-Ton        2005

Greater Lewistown      Anchor         94,284    100.0%      Weis Market    2011
Lewistown, PA          Freestanding   77,423    100.0%      J.C. Penney    2004
                       Total GLA     171,707    100.0%

Logan Valley Mall      Mall          329,611     91.6%       Kaufmann's    2005
Altoona, PA            Anchor        453,643    100.0%       Sears         2016
                       Total GLA     783,254     96.5%       J.C. Penney   2017

Lycoming Mall          Mall          314,825     85.7%       Sears         2008
Williamsport, PA       Anchor        453,936    100.0%       J.C. Penney   2005
                       Freestanding   25,857    100.0%       Bon-Ton       2006
                       Total GLA     794,618     94.3%       Kaufmann's (3)2093
                                                             Value City    2008

Nittany Mall           Mall          214,245     85.9%       Sears         2005
State College, PA      Anchor        317,316    100.0%       J.C. Penney   2005
                       Freestanding    3,568    100.0%       Kaufmann's (3)2097
                       Total GLA     535,129     94.4%       Bon-Ton       2003

North Hanover Mall     Mall          131,503     92.5%       Sears         2004
Hanover, PA            Anchor        286,596    100.0%       J.C. Penney   2001
                       Freestanding   28,914     23.7%       Bon-Ton       2001
                       Total GLA     447,013     92.9%       Black Rose
                                                               Antiques (7)   -

Palmer Park Mall       Mall          144,307     77.2%       Bon-Ton       2014
Easton, PA             Anchor        312,110    100.0%       Boscov's      2018
                       Freestanding      684    100.0%
                       Total GLA     457,101     92.8%

Schuylkill Mall        Mall          275,905     71.2%       Sears         2005
Frackville, PA         Anchor        375,583    100.0%       Kmart         2005
                       Freestanding   78,096     53.0%       Bon-Ton (10)  2032
                       Total GLA     729,584     84.1%       Phar-Mor      2006
                                                             U.S. Factory
                                                               Outlets     2009

Shenango Valley Mall   Mall          106,117     71.3%       Sears         2000
Sharon, PA             Anchor        385,276    100.0%       J.C. Penney   2004
                       Freestanding   21,416      0.0%       Kaufmann's    2001
                       Total GLA     512,809     89.9%

South Mall             Mall          151,482     97.6%       Bon-Ton       2005
Allentown, PA          Anchor        229,985    100.0%       Stein Mart    2006
                       Freestanding   24,920    100.0%       Phar-Mor      2006
                       Total GLA     406,387     99.1%       Weis Market
                                                               (13)        1999

Uniontown Mall         Mall          239,734     88.5%       Sears         2003
Uniontown, PA          Anchor        411,381    100.0%       J.C. Penney   2005
                       Freestanding   45,978    100.0%       Bon-Ton       2006
                       Total GLA     697,093     96.0%       Value City    2002
                                                             Teletech      2005
                                                             Freight
                                                               Liquidators 2005

Viewmont Mall          Mall          207,749     99.9%       Sears         2005
Scranton, PA           Anchor        532,058    100.0%       J.C. Penney   2000
                       Freestanding   31,029     99.1%       Kaufmann's (3)2093
                       Total GLA     770,836     99.9%

Washington Crown
Center (6)             Mall          225,371     60.1%       Sears         2009
Washington, PA         Anchor        441,286    100.0%       Ames          2006
                       Freestanding    3,132    100.0%       Bon-Ton       2010
                       Total GLA     669,789     86.6%       Kaufmann's (3)2097
                                                             Hollywood
                                                               Theaters (6)2019

West Manchester Mall   Mall          295,976     79.5%       Value City    2011
York, PA               Anchor        407,366    100.0%       Bon-Ton       2001
                       Total GLA     703,342     91.4%       Wal-Mart      2014
                                                             Hecht's (3)   2094

Wyoming Valley Mall    Mall          238,907     94.6%       Sears         2001
Wilkes-Barre, PA       Anchor        585,676    100.0%       J.C. Penney   2002
                       Freestanding   93,647     92.4%       Bon-Ton       2002
                       Total GLA     918,230     97.8%       Kaufmann's (8)2002
                                                             Kaufmann's (8)2002

Maryland

Francis Scott Key Mall Mall         268,684      94.2%       Sears         2003
Frederick, MD          Anchor       435,347     100.0%       J.C. Penney   2001
                       Freestanding   2,417     100.0%       Value City    2010
                       Total GLA    706,448      97.8%       Hecht's (10)  2044

Valley Mall (11)       Mall         254,430      90.3%       J.C.  Penney  2004
Hagerstown, MD         Anchor       585,902     100.0%       Bon-Ton       2014
                       Freestanding  48,762     100.0%       Montgomery
                       Total GLA    889,094      97.2%         Ward  (10)  2044
                                                             Hecht's (3)   2099
                                                             R/C Theaters
                                                               (11)        2020

New Jersey

Phillipsburg Mall      Mall         216,650      78.1%       Bon-Ton       2010
Phillipsburg, NJ       Anchor       306,541     100.0%       J.C. Penney   2010
                       Freestanding  15,065      78.8%       Kmart         2015
                       Total GLA    538,256      90.5%       Sears         2004

North Carolina

Jacksonville Mall      Mall         171,258      96.4%       Belk-Rhodes   2011
Jacksonville, NC       Anchor       243,659     100.0%       J.C. Penney   2004
                       Total GLA    414,917      98.5%       Sears         2011

Virginia

New River Valley Mall  Mall         182,880      85.8%       Sears         2008
Christiansburg, VA     Anchor       240,753     100.0%       J.C. Penney   2008
                       Total GLA    423,633      93.9%       Belk-Rhodes   2008
                                                             Peebles       2009

Patrick Henry Mall     Mall         236,276      94.3%       Upton's (5)   2007
Newport News, VA       Anchor       407,644     100.0%       Dillards (9)  2008
                       Total GLA    643,920      97.9%       Hecht's (3)   2099
                                                             Dillards (9)  2013

Georgia

Mount Berry Square     Mall         208,789      74.0%       Sears         2011
Rome, GA               Anchor       269,868     100.0%       J.C. Penney   2006
                       Total GLA    478,657      88.7%       Proffitt's    2012
                                                             Belk-Rhodes   2011

Tennessee

Bradley Square         Mall        144,505       67.9%       Sears         2005
Cleveland, TN          Anchor      258,684      100.0%       J.C. Penney   2006
                       Total GLA   403,189       88.5%       Proffitt's    2006
                                                             Kmart         2012

Oak Ridge Mall         Mall        269,261       38.4%       Sears         2005
Oak Ridge, TN          Anchor      368,272       86.4%       J.C. Penney   2007
                      Freestanding 236,671       52.5%       Wal-Mart      2008
                       Total GLA   874,204       62.5%       Proffitt's    2013
                                                             Vacant (14)      -

West Virginia

Crossroads Mall        Mall        193,500       81.6%       Belk-Rhodes   2008
Beckley, WV            Anchor      256,248      100.0%       J.C. Penney   2001
                       Total GLA   449,748       92.1%       Sears         2001

Martinsburg Mall       Mall        165,139       78.3%       Sears         2011
Martinsburg, WV        Anchor      391,270      100.0%       Wal-Mart      2011
                       Total GLA   556,409       93.6%       J.C. Penney   2011
                                                             Bon-Ton       2012


Totals for all         Mall Stores 5,779,134     84.2%
Malls                  Anchor      9,770,429
                                     (12)        99.1%
                       Freestanding  828,397     74.7%
                       Total GLA  16,377,960     92.6%


(1) Location is the major city or town nearest to the property, and is not necessarily the local jurisdiction in which the property is located. GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.
(2) Occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 1999.
(3) Tenant currently holds a long-term ground lease with nominal purchase option. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(4) Albion Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 120 antique dealers. Albion Antiques is currently generating approximately $120,000 in annual net income from these tenants and accordingly this space is
     considered  to  be occupied in the accompanying occupancy statistics.   The
     38,000 square foot former J.C. Penney store remains vacant.
(5) Upton's closed this store in November 1999 as part of a corporate-wide restructuring; however, Upton's is obligated to continue to pay full rents through December 2000. The Company is negotiating with J.C. Penney to lease the Upton's store location.
(6) Washington Crown Center was redeveloped and expanded in 1999. The grand reopening took place in October 1999 and included the opening of a new 140,000 square foot Kaufmann's department store. A 56,000 square foot 14 screen stadium-style movie theater is currently under construction and is expected to open in May 2000.
(7) Black Rose Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 160 antique
     dealers.    Black  Rose  Antiques  is  currently  generating  approximately
     $250,000  in  annual  net income from these tenants, and  accordingly  this
     space   is   considered  to  be  occupied  in  the  accompanying  occupancy statistics.
(8) Kaufmann's (a division of May Department Stores) operates two stores at Wyoming Valley Mall; one for women's and children's apparel and home furnishings and one for men's apparel.
(9) Dillards operates two stores one for women's apparel and one for men's and children's apparel.
(10) Tenant owns its store and the land under the store and operates under a
     reciprocal easement agreement.  The lease      expiration date reflects the
     expiration of the agreement.
(11) The grand opening of the Valley Mall expansion occurred in October 1999. The expansion included a new 120,000 square foot Hecht's department store, 24,800 net additional mall shop GLA, and a 30,000 square foot expansion of the Bon-Ton department store. A 54,000 square foot 16 screen stadium-style movie theater is currently under construction and is expected to open in May 2000.
(12) Includes 1,318,000 square feet of space related to 11 stores that are owned or deemed owned under long-term lease purchase agreements by their anchor occupants.
(13) Weis Market vacated this 40,000 square foot store in November 1999, but paid rent until December 31, 1999.
(14) In August 1999 Proffitt's lease on their 50,000 square foot store expired, and they vacated the store. This store remained vacant at December 31, 1999. Proffitt's continues to operate its other store in this mall.

(b)       Other Properties

          The Company also has ownership interests in Pasquerilla Plaza and the Anchor Pad, as described below, and also owns approximately 72 acres of undeveloped land adjacent to most of the Malls which is available for development, lease or sale to tenants or others.

          Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of gross leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 75,000 square feet as its headquarters space. Approximately 14,500 square feet is leased to CAA and affiliates for annual base rent of approximately $272,000. Approximately 13,000 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than CAA and affiliates was $214,000 for the year ended December 31, 1999.

          The Anchor Pad. The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company. The site encompasses 10 acres with an approximately 107,000 gross square foot anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease and the sublease expire on November 22, 2000; however, the Company has already exercised an option to purchase the land fee interest for $500,000; the purchase is expected to occur in late 2000. Rental revenue from the Anchor sublease was $397,000 in 1999.

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

          Tenant litigation

           In July 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and the May Department Stores Company seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with the Company. The Company and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of the Company and May, denying Bon-Ton's request for injunctive relief and granting the Company's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court which entered an
Order in favor of the Company and May on April 7, 1999. Bon-Ton filed an Application Requesting Reargument which the Pennsylvania Superior Court denied by Order dated June 15, 1999. On July 15, 1999, Bon-Ton filed a Petition for Allowance of Appeal to the Pennsylvania Supreme Court, which said Court denied by Order dated October 18, 1999. Bon-Ton has filed no further appeal.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information with respect to the executive officers of the Company as of February 15, 2000.

       Name               Age       Office with the Company

Mark  E.  Pasquerilla     40        Chairman of the  Board  of  Trustees,
                                    Chief Executive Officer, and President
Nicholas O. Antonazzo     62        Executive Vice President, Development
Thomas Stephenson         58        Executive Vice President, Asset Management
Terry L. Stevens          51        Trustee, Executive Vice President, Chief
                                    Financial Officer
Donato B. Zucco           59        Trustee, Senior Vice President, Chief
                                    Administrative Officer

          Mark E. Pasquerilla, Chairman, Chief Executive Officer and President, directs all operational activities, establishes corporate policy and provides overall strategic direction for the Company. Mr. Pasquerilla was named President in 1990, Vice Chairman in 1998 and Chairman, CEO and President in 1999. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fulbright-Hays Scholar. In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive and Discount Committees of USBANCORP, INC. Mark E. Pasquerilla is the son of Frank J. Pasquerilla, former Chairman and CEO of the Company, who died in April 1999.

          Nicholas O. Antonazzo became Executive Vice President, Development, of the Company upon its formation. Mr. Antonazzo directs the expansion and redevelopment of regional malls and anchor department store relations. He has also served as Executive Vice President of Development of CAA from 1987 to August 16, 1993. Mr. Antonazzo is a former state director for the International Council of Shopping Centers and is admitted to practice law before the Pennsylvania Supreme and Superior Courts.

          Thomas Stephenson became Executive Vice President, Asset Management, upon joining the Company in April 1994. Mr. Stephenson is responsible for directing the operations of the Company's regional shopping mall portfolio. He served as Senior Vice President of Operations for The Hahn Company (a shopping center developer and manager) from 1987 to 1994 and as Vice President of
Operations from 1983 to 1987.   Previously, he was with Trizec Corporation, Ltd.
(a shopping center developer and manager) from 1971 to 1983 as Vice President of Operations. Mr. Stephenson is a CPA.

          Terry L. Stevens is Trustee, Executive Vice President and Chief Financial Officer of the Company. He is responsible for all finance and treasury functions including debt and equity financing, all accounting, reporting, and MIS functions, and is also actively involved in investor relations. Mr. Stevens joined the Company in May 1994 as Vice President and Chief Accounting Officer, and he was promoted to Senior Vice President in February 1995, to CFO in September 1998, and was named Trustee and Executive Vice President in May 1999. Prior to joining the Company Mr. Stevens was Director of Financial Systems at AlliedSignal, Inc., a large multi-national manufacturer, from 1990 to 1994. He also spent 18 years with Price Waterhouse, an international accounting firm, including seven years as an audit partner. Mr. Stevens is a CPA.

          Donato B. Zucco, Ph.D., is Trustee, Senior Vice President and Chief Administrative Officer of the Company. He is responsible for a wide variety of administrative activities that support the Company's business units, which include Human Resources, Corporate Communications, Legal and Risk Management. Dr. Zucco joined the Company in January 1991 as Senior Vice President and Chief Administrative Officer and was named Trustee in October 1999. Dr. Zucco presides as the Mayor of the City of Johnstown.

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

                                     PART II

Item 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

           The shares are listed on the New York Stock Exchange (symbol: CWN). As of February 18, 2000, there were 26,207,919 common shares issued and outstanding, held by 1,081 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in the period January 1, 1998 through December 31, 1999 were as follows:

                                    1998                          1999
                         High       Low     Dividend    High      Low   Dividend

Quarter ended March 31   $9 9/16    $8 1/2  $0.200      $8        $6 1/8  $0.200
Quarter ended June 30    $10 13/16  $9 1/8  $0.200      $7 13/16  $6 1/4  $0.205
Quarter ended Sept. 30   $10 1/8    $7 1/2  $0.200      $7 3/8    $6 5/16 $0.205
Quarter ended Dec. 31    $8 3/4     $7 1/2  $0.200      $6 3/4    $5 1/4  $0.205

Item 6.   Selected Financial Data

           The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Company is sole general partner in the Operating Partnership, and as of December 31, 1999 holds 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The financial data should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. (See Item 1 in this Annual Report on Form 10-K for a discussion of the business combination completed on August 17, 1993).

           Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization, and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support. Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gains on sales of outparcel land are included in this measure of performance. Gains or losses on sales of operating properties and anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

           In 1999 the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that become effective in 2000, at which time prior years' reported FFO be restated to conform to the new changes. The primary impact on the Company will be that "unusual non-recurring" items previously excluded from FFO will now be included. As a result, the restructuring costs of $2,251,000 in 1999 will be deducted from FFO upon restatement.

           EBITDA is defined as revenues and gain on sales of outparcel land, less mall operating costs and corporate general and administrative expenses, but before interest, and all depreciation and amortization. Management believes this measure provides the clearest indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA except that EBITDA is reduced for corporate general and administrative expenses; and (ii) both NOI and EBITDA are unaffected by the capital structure of the property owner.

           Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.

           Other data that management believes is important in understanding trends in its business and properties are also included in the following table.



Item 6. Selected Financial Data (continued)

                                                 Year Ended December 31,
                                      1999      1998     1997     1996     1995
                                         (in thousands, except per share data)
Operating Data:
Total revenues                     $159,074 $146,748 $130,994 $133,972  $132,248
Operating costs:
Property operating costs             50,911   48,550   43,779   46,457    45,408
Depreciation and amortization        44,306   41,712   38,311   35,315    34,634
General and administrative
expenses                              4,751    5,066    4,698    4,135     4,420
Restructuring costs                   2,251
Operating income before interest     56,855   51,420   44,206   48,065    47,786
Interest                             51,075   45,417   42,663   45,337    42,923
Adjustment to carrying value of
assets                                                                  (35,000)
Gain on sale of property              1,761    1,210    1,051    5,776     3,492
Income (loss) before minority
interest and extraordinary items      7,541    7,213    2,594    8,504  (26,645)
Minority interest in Operating
Partnership                           1,734    8,363    1,644  (1,979)     4,205
Cumulative effect of change in
accounting method                            (1,703)
Extraordinary gain on fire
insurance claim                                                           11,244
Extraordinary loss on early
extinguishment of debt                      (22,512)  (2,331)    (718)     (765)
Net income (loss)                     9,275  (8,639)    1,907    5,807  (11,961)
Dividends on preferred shares      (13,750) (13,750)  (6,646)
Net income (loss) applicable to   $         $         $        $        $
common shares                       (4,475) (22,389)  (4,739)    5,807  (11,961)
Per share data (after minority
interest): (1)
   Basic EPS:
Income (loss) before extraordinary
extraordinary items               $  (0.17) $ (0.18) $ (0.11)  $  0.23  $ (0.72)
Extraordinary items                           (0.62)   (0.06)   (0.02)      0.29
Cumulative effect of change in
accounting method                             (0.05)
Net income (loss)                 $  (0.17) $ (0.85) $ (0.17)  $  0.21  $ (0.43)
Diluted EPS:
Income (loss) before extraordinary
items                             $  (0.17) $ (0.18) $ (0.11)  $  0.23  $ (0.72)
Extraordinary items                           (0.62)   (0.06)   (0.02)      0.29
Cumulative effect of change in
accounting method                             (0.05)
Net income (loss)                 $  (0.17) $ (0.85) $ (0.17) $   0.21 $  (0.43)

Other Data:
EBITDA (2 & 4)                    $ 108,288 $ 98,499 $ 88,028 $ 91,514 $  91,269
Funds from Operations (FFO):
(3, 4, & 5)
Net income (loss)                 $   9,275 $(8,639) $  1,907 $  5,807 $(11,961)
Adjustments:
Minority interest in Operating
Partnership                         (1,734)  (8,363)  (1,644)    1,979   (4,205)
Adjustment to carrying value of
assets                                                                    35,000
Less gain on asset sales other
than outparcels                     (1,290)                    (2,351)
Depreciation and amortization -
real                                 45,925   42,992   39,682   36,678    36,417
estate
Operating covenant amortization       2,630    2,630    2,630    2,630     2,685
Cash flow support earned              2,973    3,784    3,733    2,889     2,591
Cumulative effect of change in
accounting method                              1,703
Extraordinary gain on fire
insurance claim                                                         (11,244)
Restructuring costs                   2,251
Extraordinary loss on early
extinguishment of debt                        22,512    2,331      718       765
Funds from Operations before
allocations to minority interest
and preferred shares                 60,030   56,619   48,639   48,350    50,048
Less:
Amounts allocable to preferred
shares                               13,750   13,750    6,646
Amounts allocable to minority
interest                             12,741   11,653   10,810   12,287    12,653
Funds from Operations applicable
to common shares                  $  33,539 $ 31,216 $ 31,183 $ 36,063 $  37,395
Weighted average common shares
outstanding (000)                    26,208   26,393   27,228   27,515    27,372
Weighted average common shares and
Operating Partnership units
outstanding (000)                    36,164   36,317   36,667   36,956    36,668

Cash Flows:
Net cash provided by operating
activities                        $  56,939 $ 54,834 $ 38,747 $ 44,848 $  57,174
Net cash (used in) investing
activities                         (49,683) (102,795) (70,983) (41,730)(100,238)
Net cash provided by (used in)
financing activities                (3,597)   52,001   34,962  (2,408)    46,964

(1), (2), (3), (4), (5) - See page 17 for explanation.





Item 6. Selected Financial Data (continued)

                                             December 31,
Balance Sheet Data
($000):                1999          1998         1997        1996        1995
Income-producing
properties (before
accumulated
depreciation and
amortization)      $ 1,184,696   $ 1,134,349   $1,024,641   $960,692   $ 933,220
Total assets           875,208       869,288      785,949    740,638     737,518
Total debt and
liabilities            746,630       708,047      570,845    600,986     580,234
Minority interest        2,727        11,724       25,334     35,576      39,873
Shareholders' equity   125,851       149,517      189,770    104,076     117,411

Portfolio Property
Data (6):

Number of retail
properties at end
of year                    28             28           26         25          25

Total GLA at end of
year (000 sq. ft.)
(7)                    16,378         15,948       14,999     14,321      14,063

Mall shop GLA at
end of year
(000 sq. ft.)           5,779          5,734        5,539      5,355       5,221

Comparable store
mall shop tenant
sales per square
foot (8)           $      258   $        242   $      228   $    217   $     206

Mall shop
occupancy
percentage at
year end (9)              84%           82%           79%        76%         82%


(1) All per share data are based on the weighted average common shares outstanding shown for the respective periods.
(2) EBITDA represents earnings before interest, all depreciation and amortization, and unusual items. The derivation of EBITDA is shown in Item 7 (c) herein. As a REIT, the Company is generally not subject to federal or state income taxes.
(3) Funds from Operations represents net income before minority interest, real estate depreciation and amortization, plus earned cash flow support and adjusted for certain unusual and non-recurring items.
(4) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
(5) Beginning in 1996, the Company adopted a revised definition of FFO as promulgated by NAREIT. FFO for 1995 and prior periods has been restated.
     As discussed previously in this Item 6, in 2000 the Company will adopt further changes in the definition of FFO.
(6) The data for 1997 includes the impact of the Valley Mall acquisition com-pleted in November 1997. The data for 1998 includes the additions of Crossroads and Jacksonville Malls and Greater Lewistown Plaza, all of which were acquired in May 1998, and the sale of Middletown Mall in July 1998. See Notes 14 and 15 to the Consolidated Financial Statements.
(7) Total GLA includes anchor stores (company-owned and tenant-owned), mall shops, and freestanding space.
(8) Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $1,010 million, $909 million, $721 million, $719 million, and $715 million for 1999, 1998, 1997, 1996, and 1995, respectively.  Sales reported in 1999, 1998, 1997, 1996, and
     1995 for all owned anchor stores were $1,286 million, $1,249 million, $1,132 million, $1,112 million, and $962 million, respectively. The
     Company owns 97 of 108 anchor store premises as of December 31, 1999.
(9) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report on Form 10-K. The Note references in this item can be found on pages 34 to 50. Historical results set forth in the Selected Financial Data and the Consolidated Financial Statements of Crown American Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a)       General Background and Performance Measurement

          Organization

          Crown American Realty Trust (the "Company") was formed in 1993 to acquire interests in 23 enclosed shopping malls and certain other real estate (collectively the "Properties") then owned by Crown American Corporation, a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above. The current 27.53% minority limited common partnership interests are held by Crown Investments Trust and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are affiliates of Crown American Associates ("Crown Associates") which was also formed in 1993 as a wholly-owned subsidiary of Crown Holding and as "Successor to Crown American Corporation". The funds raised in the initial public offering were used by the Operating Partnership to retire debt related to the Properties. As described in Note 6 to the Consolidated Financial Statements, the Company also holds 100% of the preferred partnership interests in the Operating Partnership that arose in connection with the Company's issuance of preferred shares in July 1997.

          Simultaneous with the offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership owned 99.5% by the Operating Partnership and 0.5% by the Company. As a result of these transactions, the Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls. In addition, simultaneous with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt initially secured by 15 properties. The $300 million was used to retire existing debt related to the Properties. As described in
Note 5 to the Consolidated Financial Statements, in August 1998 the remaining balance of the $300 million of mortgage debt was refinanced in its entirety.

          The  properties held by the Company at December 31, 1999 consist  of:
(i) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and approximately 72 acres of undeveloped land) and one wholly-owned non-enclosed strip shopping center (Greater Lewistown Plaza) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (ii) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (iii) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and
(iv) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b)       Funds from Operations

          Year ended December 31, 1999 versus year ended December 31, 1998

          Total 1999 FFO (before allocations to minority interest and to preferred shareholders) was $60.0 million compared to $56.6 million in 1998, a 6.0% increase. FFO applicable to common shareholders for the year ended December 31, 1999 was $33.5 million compared to $31.2 million in 1998, a 7.4% increase. Average common shares outstanding during 1999 and 1998 were 26,208,000 and 26,393,000, respectively.

          FFO contributed from existing mall operations (before general and administrative costs, land sales, and cash flow support) was up $7.1 million before interest costs (a 7.0% increase) and $3.3 million, net of interest, compared to 1998. FFO contributed from the 1998 acquisition properties was up $2.9 million before interest and $1.1 million after interest. One property sold in 1998 produced a negative FFO impact of $0.5 million.

          The $7.1 million increase from existing properties referred to in the preceding paragraph resulted from: (i) an increase in mall shop minimum and percentage rent of $5.7 million, primarily the result of improved occupancy levels and higher average base rental rates, (ii) an increase in anchor minimum rents of $1.0 million, partially offset by a decrease in anchor percentage rents of $0.7 million, (iii) an increase in straight-line rental income and miscellaneous revenues of $0.3 million, (iv) an increase in temporary and seasonal leasing income of $0.7 million, and (v) an increase in recovery income (net of property operating costs) of $0.1 million.

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

          The $3.2 million increase from existing properties resulted from: (i) an increase in mall shop minimum and percentage rent of $5.0 million, (ii) an increase in anchor minimum and percentage rent of $0.4 million, and (iii) an increase  in  straight-line  rental income and miscellaneous  revenues  of  $0.3 million, offset by (iv) an increase in property operating costs (net of recoveries) in the amount of $2.1 million, primarily due to one-time expense reductions in 1997 as a result of real estate tax and franchise tax credits due to settlements, and (v) lower temporary and promotional income in 1998 in the amount of $0.4 million due to less space available due to the increase in permanent leasing.

(c)       EBITDA - Earnings before Interest, Taxes, Depreciation and
          Amortization

          The computation of EBITDA is shown below for the years ended December 31, 1999, 1998, and 1997 ($000):
                                                    Year Ended December 31,
                                                   1999      1998       1997

Total revenues                                  $ 159,074 $ 146,748  $ 130,994
Add back operating covenant amortization
    deducted in minimum rent                        2,630     2,630      2,630
  Net                                             161,704   149,378    133,624

  Less recoverable costs and expenses             (46,545)  (43,755)   (39,467)
  Less non-recoverable costs and expenses          (1,991)   (2,262)    (1,963)
  Less property general & administrative costs     (2,375)   (2,533)    (2,349)
  Less corporate general & administrative costs (4,751) (5,066) (4,698) Add back depreciation/amortization in above expense lines and joint venture depreciation
    (Company's share)                               1,775     1,527      1,830
  Gain on outparcel land sales                        471     1,210      1,051
EBITDA, as reported                             $ 108,288 $  98,499  $  88,028

          Year ended December 31, 1999 versus year ended December 31, 1998

          Total EBITDA for the year ended December 31, 1999 was $108.3 million, an increase of $9.8 million, or 10% over 1998's amount of $98.5 million. Of this total increase, $7.4 million was attributable to the existing properties, $2.9 million was due to the 1998 acquisition properties, and the sale of Middletown Mall in July 1998 produced a decrease of $0.5 million.

          Year ended December 31, 1998 versus year ended December 31, 1997

          Total EBITDA for the year ended December 31, 1998 was $98.5 million, an increase of $10.5 million from 1997. Of this total increase, $8.2 million was attributable to the recently acquired properties and $2.7 million came from existing properties; the sale of Middletown Mall in July 1998 produced a decrease of $0.4 million.

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

          Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

                                           1999      1998     1997

           Anchors (owned locations)     $ 1,286   $ 1,249  $ 1,132
           Mall shop tenants, excluding
             freestanding, theater, and
             supermarkets                  1,010       909      721

          The  above data excludes sales from all seasonal and temporary tenants
who  generally do not report their sales to the Company.  The Company owned   97
of 108 anchor store locations at December 31, 1999.

          In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of declining sales, rents on new leases tend to grow more slowly. However, revenues generally increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

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

                             1999      1998      1997

           March 31        $ 17.95   $ 16.94   $ 15.96
           June 30           18.07     16.95     16.13
           September 30      18.34     17.30     16.69
           December 31       18.63     17.54     16.82

          Comparable Mall Store Sales and Occupancy Cost

          Management believes that over long periods of time the ability of tenants to pay occupancy costs and earn profits increases as sales per square foot increase, whether through inflation or real growth in customer spending. Occupancy costs are comprised of base fixed rents, percentage rents, and expense recoveries - pro rata share of real estate taxes and common area maintenance and other costs pertaining to the property. Because most mall shop tenants have certain fixed expenses, the occupancy costs that they can afford to pay and still be profitable is a higher percentage of sales at higher sales per square foot. While such increased occupancy costs as a percentage of sales cannot grow indefinitely for any one tenant, management believes that it is possible to increase the percentage paid by all tenants as a group by aggressively working to replace under-performing tenants with better performing ones.

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

                                                 1999     1998      1997

Comparable mall store sales per square foot     $ 258    $ 242     $ 228
Occupancy cost percentage at period end         10.1%    10.3%     10.4%

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

                                   Mall Shop Occupancy
                                   1999   1998    1997

          March 31                 82%    79%     75%
          June 30                  82%    81%     77%
          September 30             83%    81%     77%
          December 31              84%    82%     79%

          At December 31, 1999, anchor occupancy was 99% and total portfolio occupancy (anchors, mall stores and freestanding) was 93%.

(e)       Results of Operations

          Year ended December 31, 1999 versus year ended December 31, 1998

          Revenues

          Components of minimum rents and percentage rents for the years ended December 31, 1999, 1998 and 1997 are as follows ($000):

                                             Year Ended December 31,

                                            1999      1998      1997
Components of Minimum Rents:
  Anchors - base rents                   $  24,307  $ 23,527  $ 22,213
  Mall shops & freestanding - base rents    74,660    67,195    57,251
  Mall shops & freestanding - percentage
    rent in lieu of fixed base rent          2,489     2,908     2,397
  Straight line rental income                  745       564        89
  Ground leases - base rents                 2,057     1,949     1,542
  Lease buyout income                          350         8       182
  Operating covenant amortization           (2,630)   (2,630)   (2,630)
     Total Minimum Rents                 $ 101,978  $ 93,521  $ 81,044

Components of Percentage (Overage)
 Rents:
  Anchors                                $   3,352  $  3,899  $  3,454
  Mall shops, freestanding, and ground
    leases                                   3,725     3,292     3,090
     Total Percentage (Overage) Rents    $   7,077  $  7,191  $  6,544

          Total revenues were $159.1 million in 1999, an increase of $12.3
million, or 8%, over  1998's   revenues of $146.7 million. Of the $12.3 million
increase, $4.8 million was the result of the four recently-acquired properties, $8.6 million came from previously-owned centers, offset by a $1.1 million decrease from one sold property.

          The composition of the $12.3 million increase, by revenue category, is as follows (dollars in thousands):

                                Same      Acquired     Sold
                               Centers   Properties  Property   Total

Minimum rents                  $ 6,352   $ 3,093    $  (988)  $  8,457
Percentage rents                  (368)      258         (4)      (114)
Cost recovery income             1,996     1,036        (89)     2,943
Temporary & promotional leasing    625       424        (56)       993
Net utility income                 166         -           -       166
Miscellaneous income              (106)      (11)         (2)     (119)
  Increase in total revenues   $ 8,665   $ 4,800    $ (1,139) $ 12,326

          Property Operating Costs

          Property operating and administrative costs, excluding depreciation and amortization, increased $2.4 million in 1999, a 5% increase over 1998. This $2.4 million increase included $1.5 million from the recently-acquired properties and $1.5 million from previously-owned centers, offset by $0.6 million from one sold property.

          The composition of the $2.4 million increase in property operating costs, by major expense category, is as follows (dollars in thousands):

                                  Same     Acquired       Sold
                                Centers   Properties    Property     Total

Recoverable operating costs     $ 1,947    $ 1,302      $ (459)    $ 2,790
Property administrative costs      (231)        77          (4)       (158)
Other  operating costs             (197)       119        (193)       (271)
  Increase in total property
   operating costs              $ 1,519    $ 1,498      $ (656  )  $ 2,361

          Depreciation and Amortization

          Depreciation and amortization expense increased by $2.6 million in 1999. The four recently-acquired properties accounted for $1.4 million of this increase, existing centers increased by $1.4 million, and the sold property accounted for a $0.2 million decrease.

          General and Administrative

          General and administrative expenses decreased by $0.3 million in 1999 over a year ago primarily as a result of reductions in employee census that occurred in connection with restructurings in 1999.

          During the first and third quarters of 1999, the Company recorded restructuring charges of $1.0 million and $1.2 million, respectively, related to severance and related costs for employees affected by two reductions in the number of corporate office staff together with reductions in other corporate office-related expenses. The restructurings involved approximately thirty-five home office employees who were terminated and who represented a cross-section of management, clerical, and secretarial employees.

          The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. The amount remaining to be paid at December 31, 1999 was approximately $0.7 million, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that most of the remaining liability that exists at December 31, 1999 will be paid out in 2000.

          Interest Expense

          Interest  expense  (net of capitalized amounts) for  1999  was  $51.1
million,  a  $5.7  million  increase  over 1998.   The  increase  was  comprised
primarily of $1.8 million associated with debt incurred to purchase the recently-acquired properties, and $4.0 million coming from increased borrowings related to existing centers.

          Gain on Sale of Outparcel Land

          Gain on sale of outparcel land was $0.5 million in 1999, $0.7 million lower than 1998.

          Year ended December 31, 1998 versus year ended December 31, 1997

          Total 1998 revenues were $146.7 million compared to $131.0 million in 1997, an increase of $15.7 million or 12%. Of this $15.7 million increase, $11.7 million came from the four properties acquired in 1997 and 1998, $4.9 million came from previously-owned centers, offset by a $0.9 million decrease from one sold property. All revenue categories increased over 1997, particularly minimum rents ($12.5 million) and cost recovery income
($2.1 million).

          Property operating and administrative costs, excluding depreciation and amortization, increased by $4.8 million in 1998 compared to 1997. The composition of this $4.8 million increase was $3.4 million from the recently- acquired properties and $1.9 million from previously-owned centers, offset by $0.5 million from one sold property. Depreciation and amortization expense increased by $3.4 million in 1998 due primarily to the four properties acquired in 1997 and 1998.

          General and administrative expenses were approximately $0.4 million higher in 1998 compared to 1997. This increase was primarily attributable to higher compensation and travel costs associated with income generating activities, principally leasing and acquisitions. Interest expense increased by $2.7 million in 1998 compared to 1997, of which $2.2 million was associated with the purchase of the four new properties.

          Gain on the sale of outparcel land was $1.2 million in 1998, an increase of $0.2 million compared to 1997.

          The Company recorded $22.5 million of losses on early extinguishment of debt in 1998 and $2.3 million in 1997. The 1998 loss of $22.5 million consisted of primarily (i) $16.6 million of prepayment penalties associated with the payoff of the Kidder Mortgage Loans in August 1998, and (ii) $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110.0 million interim loan with General Electric Capital Corporation.

          Change in Accounting Method for Percentage Rent

          On May 21, 1998 the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. On November 19, 1998, the EITF rescinded its consensus reached on May 21, 1998. On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("Revenue Recognition") which essentially affirmed the accounting method for contingent rents that the EITF had initially adopted on May 21, 1998.

          During the third quarter of 1998 and prior to the EITF's rescission on November 19, 1998, the Company implemented the May 21, 1998 EITF consensus as a change in accounting method and accordingly recorded as of January 1, 1998 a $1.7 million cumulative effect adjustment representing the change in prior years' percentage rent income based on the new method of accounting. The impact on percentage rent income of the new method for the year ended December 31, 1998 was a reduction of percentage rents of about $12,000 from what would have been reported under the Company's previous method of accounting. The Company's previous accounting method, which was fully acceptable under generally accepted accounting principles ("GAAP"), recognized percentage rent on a pro-rata basis when a tenant's achievement of its sales breakpoint was considered probable. The impact on the fourth quarter of 1998 was an increase in percentage rent of approximately $66,000 over what would have been reported. The impact on the previously reported first, second, and third quarters of 1998 was immaterial.

          New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Had the Company applied this standard currently, the effect on the Company's financial position and results of operations for the year ended December 31, 1999 would be immaterial.

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at December 31, 1999.

          Accounting for Minority Interest

          Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary.
At December 31, 1999 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units out-standing. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its sub-sidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheet has been declining each year. Based on current trends, the balance will be reduced to zero in 2000. Under generally accepted accounting principles, when and if the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does not provide for any such obligation by the minority partner. Accordingly, when the minority interest account is reduced to zero, the minority partner's share of income and loss and cash distributions, net of its capital contributions, must be charged for financial reporting purposes against the Company's share of earnings, as the general partner. Subsequently, any future positive amounts representing the minority partner's share of the Operating Partnership's income and loss and cash distributions net of capital contributions would be credited in full to the Company's share of earnings to the extent such amounts were previously charged against the Company's earnings. This accounting method will not impact the cash flows of the Company or the cash distributions made to shareholders or to the minority partner.

          This accounting method is expected to reduce reported net income and net income per share in periods after the minority interest account is reduced to zero. However, Funds from Operations as an operating performance metric is not expected to be affected.

          (f) Cash Flows, Liquidity and Capital Resources

          For the years ended December 31, 1999, 1998, and 1997, the Company generated $56.9 million, $54.8 million, and $38.7 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

          1999 Cash Flows

          During 1999, the Company generated $56.9 million in cash flows from operating activities, which is net of an aggregate $1.4 million negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $53.7 million in its existing properties in 1999 which included $16.2 million in the Valley Mall redevelopment project, $12.3 million in the expansion/renovation of Washington Crown Center, and $13.9 million in mall shop tenant allowances. The Company received $3.4 million in cash from a note receivable in connection with the sale of Middletown Mall in 1998. The Company used a net $3.6 million in its financing activities, which included (i) additional borrowings of $29.2 million under its modified line of credit facility much of which was used for the Valley Mall expansion project (see Note 5 to the Consolidated Financial Statements), (ii) $12.7 million in borrowings under its construction loan for Washington Crown Center, (iii) $5.2 million in debt amortization and debt issuance costs, (iv) $43.2 million paid in common and preferred dividends, and (v) $3.0 million received in Cash Flow Support (see
Note 8 to the Consolidated Financial Statements).

          1998 Cash Flows

          During 1998, the Company generated $54.8 million in cash flows from operating activities, which is net of $0.4 million net negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $64.2 million in its existing properties in 1998 which included $11.7 million in the expansion/renovation of Washington Crown Center, $9.5 million in the expansion/renovation of Patrick Henry Mall, $4.1 million in the Valley Mall redevelopment project, and $16.5 million in mall shop tenant allowances. The Company also spent $46.7 million to acquire three properties not including $14.7 million of debt assumed in connection with the Crossroads Mall and Greater Lewistown Plaza acquisitions and $4.5 million in additional partnership units issued in 1998 related to Middletown Mall and Greater Lewistown Plaza (see Notes 14 and 15 to the Consolidated Financial Statements). The Company also received $8.1 million in cash from the sale of Middletown Mall. The Company generated net $52.0 million from its financing activities, which included (i) $465.0 million from the 10-year mortgage loan with General Electric Capital Corporation offset by the related refinancing of $421.0 million of debt (see Note 5 to the Consolidated Financial Statements), (ii) $46.7 million in borrowings under the GECC lines of credit that was used for property acquisitions, (iii) $22.0 million  in  new  borrowings under the GECC general line of credit  for  general working capital purposes, (iv) $10.5 million in construction loan draws and other borrowings, (v) $9.9 million in loan paydowns and principal amortization,
(vi) $16.6 million cash portion of extraordinary losses on early extinguishment of debt, (vii) $42.8 million paid in common and preferred dividends, and (viii) $3.8 million in Cash Flow Support. These financing cash flows exclude $14.7 million of debt that was assumed as part of property acquisitions and $4.5 million in issuance of partnership units as disclosed above.

          1997 Cash Flows

          During 1997, the Company generated $38.7 million in cash from operating activities, which is net of $9.2 million negative impact from changes in receivables, deferred charges and other assets, and payables and other liabilities. The Company invested $39.2 million in its existing properties and related escrows; this included $15.3 million to complete Logan Valley mall reconstruction and related tenant allowances, $5.3 in mall shop and anchor tenant allowances other than Logan Valley, and $2.4 million in capitalized lease acquisition costs. The Company also purchased Valley Mall in Hagerstown, Maryland for $32.0 million as described in Note 14 to the Consolidated Financial Statements. The Company generated $35.0 million from financing activities, which included (i) $118.7 million net proceeds from the issuance of senior preferred shares in July 1997 (see Note 6 to the Consolidated Financial Statements), (ii) $33.3 million net reduction in debt, plus $4.8 in debt issuance costs (iii) $35.2 million of cash dividends and distributions paid, and
(iv) $12.2 million to repurchase common shares held in treasury. The $33.3 million net reduction in debt during 1997 consisted of: $171.0 million new borrowings, less $6.2 million in related loan deposits and reserves, from refinancing $161.8 million in existing loans on four malls; $17.1 million drawn under construction loans, primarily for Logan Valley Mall; $49.8 million in borrowings under lines of credit and $42.3 million repayments under lines of credit; use of the preferred share proceeds to pay-off $42.2 million of mortgages on three properties, $13.1 million in line of credit borrowings and $3.0 million partial reduction of another mortgage loan; and $2.6 million of scheduled principal amortization.

          Liquidity and Capital Resources

          The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, debt service on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code (see
Note 2 to the Consolidated Financial Statements). The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

          Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proc-
eeds raised to increase earnings or Funds from Operations.   The  Company
has  commenced  construction  of  an  expansion  and redevelopment of
Washington Crown Center and an expansion at Valley  Mall.   The total  cost  of
the two projects, including capitalized construction  overhead, interest, and tenant allowances, are estimated at $33 million and $33 million, respectively, of which $21 million and $20 million, respectively, had been incurred as of December 31, 1999. In addition to amounts incurred at December
31,   1999,  the  Company  is  committed  for  future  payments  under   various
construction purchase orders and certain leases. The Company has obtained a $26.8 million construction and three-year permanent bank loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $15.6 million was borrowed and outstanding as of December 31, 1999. The Valley Mall expansion is being financed under the line of credit with General Electric Capital Corporation as described in Note 5 to the Consolidated Financial Statements.

          Also, as more fully described in Note 5 to the Consolidated Financial Statements, on August 28, 1998 the Company closed a $465 million 10-year mortgage with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance the $280.6 million Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and the $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. In connection with the GECC Mortgage Loan, in November 1997, the Company made a $6.0 million interest-bearing good-faith deposit with GECC, and in July and August 1998, the Company made $12.2 million in non-interest bearing rate lock deposits with GECC. These deposits were refunded at closing.

          As of December 31, 1999, the scheduled principal payments on all outstanding debt are $5.5 million, $107.7 million, $40.7 million, $27.8 million, and $77.4 million for the years ended December 31, 2000 through 2004, respectively, and $450.0 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1999, 1998, and 1997 were 2.06 to 1, 2.14 to 1, and 2.04 to 1, respectively.

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

(g)       Economic Trends

          Because inflation has remained relatively low during the last three years it has had little impact on the operations of the Company during this period. Tenant leases also provide, in part, a mechanism to help protect the Company during highly inflationary periods. As operating costs increase, most leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants and therefore, the tenants will absorb part of this increased operating cost. Most of the leases provide for percentage rent after a certain minimum sales level is achieved. Thus, during highly inflationary periods, when retail sales at the Malls increase, the Company should receive additional rental income through percentage rent increases, partially offsetting the effect of inflation.

          The use of the Internet for retail sales is growing rapidly, but at present is a very minor component of total retail sales distribution in the United States, and particularly of the types of products typically sold in enclosed regional malls. Management of the Company does not foresee that Internet retailing will have a significant effect on tenant sales or occupancy levels in the foreseeable future.

          Year 2000

          In 1998 and 1999 management actively assessed the Company's exposure to the so-called Year 2000 problem which relates to the ability of electronic equipment, computer hardware and software to properly recognize, use and process date-sensitive information on and after January 1, 2000. The Company replaced certain equipment that was not Year 2000 compliant, modified and tested various computer programs, and developed extensive contingency plans should Year 2000 problems occur. The total cost, excluding internal salary-related costs, of the Company's Year 2000 initiatives was approximately $0.7 million. The Company has experienced no significant problems with its systems and equipment to date related to Year 2000 and does not believe that any significant Year 2000 related problems will occur in the future. The Company has also not experienced any problems whereby its vendors or customers have been unable to complete transactions successfully with the Company due to their Year 2000 problems. However, it is possible that such problems by vendors and customers may manifest themselves in the future and adversely impact the Company.

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

Item 7 (a) Quantitative and Qualitative Disclosures About Market Risk

           Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at December 31, 1999.

           In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with $112.6 million of variable-rate debt, which represents 15.9% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):

                                  Year ending December 31,      2005 and
                            2000   2001    2002    2003   2004  Thereafter

Long-term debt
  Fixed rate debt           $5.4   $10.5   $40.5   $12.7  $77.4  $450.0
    Average interest rate  7.40%   7.48%   7.97%   7.42%  8.19%   7.51%
 Variable rate debt         $0.1   $97.2    $0.2   $15.1   $0.0    $0.0
    Average interest rate  7.72%   8.77%   7.72%   7.72%      -       -

           Interest rate risk for the Company increased in 1999 due to an increase in variable rate debt from $71.0 million at December 31, 1998 to $112.6 million at December 31, 1999. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company may enter into interest rate derivative instruments to mitigate such risks in the future, but as of December 31, 1999, the Company has no such instruments outstanding.

Item 8.     Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown American
Realty Trust and subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 of the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for contingent rent.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
February 15, 2000



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

                                                  Year Ended December 31,
                                             1999            1998         1997

                                           (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                              $  101,978      $  93,521    $  81,044
Percentage rent                                7,077          7,191        6,544
Property operating cost recoveries            35,513         32,570       30,513
Temporary and promotional leasing             10,654          9,661        9,312
Net utility income                             3,157          2,991        2,806
Miscellaneous income                             695            814          775
Net                                          159,074        146,748      130,994
Property operating costs:
Recoverable operating costs                   46,545         43,755       39,467
Property administrative costs                  2,375          2,533        2,349
Other operating costs                          1,991          2,262        1,963
Depreciation and amortization                 44,306         41,712       38,311
Net                                           95,217        90,262        82,090
Net                                           63,857        56,486        48,904
Other expenses:
General and administrative                     4,751         5,066         4,698
Restructuring costs                            2,251
Interest                                      51,075        45,417        42,663
Net                                           58,077        50,483        47,361
Net                                            5,780         6,003         1,543
Property sales and adjustments:
Gain on sale of outparcel land                   471         1,210         1,051
Gain on asset sale                             1,290
Net                                            1,761         1,210         1,051
Income before cumulative effect of
accounting change,
extraordinary items and minority interest      7,541         7,213         2,594

Cumulative effect of change in accounting
method                                                     (1,703)
Extraordinary loss on early
extinguishment of debt                                    (22,512)       (2,331)

Income (loss) before minority interest in
Operating Partnership                          7,541      (17,002)           263

Minority interest in loss of
Operating Partnership                          1,734         8,363         1,644

Net income (loss)                              9,275       (8,639)         1,907

Dividends on preferred shares               (13,750)      (13,750)       (6,646)

Net (loss) applicable to common
shares                                    $  (4,475)     $ (22,389)    $ (4,739)

Per common share information:
Basic EPS
(Loss) before extraordinary items         $   (0.17)     $   (0.18)    $  (0.11)
Cumulative effect of a change in
accounting method                                            (0.05)
Extraordinary items                                          (0.62)       (0.06)
Net (loss)                                $   (0.17)     $   (0.85)    $  (0.17)

Weighted average shares outstanding (000)     26,208        26,393        27,228

Diluted EPS
(Loss) before extraordinary items         $   (0.17)     $   (0.18)    $  (0.11)
Cumulative effect of a change in
accounting method                                            (0.05)
Extraordinary items                                          (0.62)       (0.06)
Net (loss)                                $   (0.17)     $   (0.85)    $  (0.17)

Weighted average shares outstanding (000)     26,208         26,393       27,228

The accompanying notes are an Integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                             December 31,
                                                          1999          1998

                                                     (in thousands, except share
                                                          and per share data)
Assets

Income-producing properties:
  Land                                                 $   154,341   $  145,226
  Buildings and improvements                               986,042      946,654
  Deferred leasing and other charges                        44,313       42,469
  Net                                                    1,184,696     1,134,349
  Accumulated depreciation and amortization              (388,965)     (347,649)
  Net                                                      795,731      786,700

Other Assets:
  Investment in joint venture                                5,055        5,799
  Cash and cash equivalents                                 17,171       13,512
  Restricted cash and escrow deposits                       15,635       15,005
  Tenant and other receivables                              15,859       17,430
  Deferred charges and other assets                         25,757       30,842
  Net                                                  $   875,208   $  869,288

Liabilities and Shareholders' Equity

Liabilities:
  Debt on income-producing properties                  $   709,000   $  669,971
  Accounts payable and other liabilities                    37,630       38,076
  Net                                                      746,630      708,047

Minority interest in Operating Partnership                   2,727       11,724

Commitments and contingencies

Shareholders' equity:
  Non-redeemable senior preferred shares, 11.00%
  cumulative, $.01 par value, 2,500,000 shares
  issued and outstanding                                       25            25
  Common shares, par value $.01 per share, 120,000,000
  shares authorized, 27,742,317 and 27,741,542 shares
  issued at December 31, 1999 and 1998, respectively           277           277
  Additional paid-in capital                               316,421      314,252
  Accumulated deficit                                    (176,220)     (150,385)
  Net                                                      140,503       164,169

  Less common shares held in treasury at cost,
  1,534,398 shares at both December 31, 1999
  and 1998                                                (14,652)     (14,652)
  Net                                                      125,851      149,517
  Net                                                  $   875,208   $  869,288

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                   Year Ended December 31,
                                                1999        1998          1997
                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                            $   9,275    $  (8,639)   $   1,907
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Minority interest in Operating Partnership     (1,734)      (8,363)     (1,644)
Equity earnings in joint venture                 (235)        (360)       (528)
Depreciation and amortization                   50,071       48,411      45,886
Gain on asset sales                            (1,290)
Extraordinary loss on early extinguishment
of debt                                                      22,512       2,331
Cumulative effect of a change in accounting
method                                                        1,703
Restructuring costs                              2,251
Net changes in:
Tenant and other receivables                     1,571      (2,147)         520
Restricted cash and escrow deposits              (125)        (768)    (11,013)
Deferred charges and other assets              (1,583)      (9,393)       3,156
Accounts payable and other liabilities         (1,262)       11,878     (1,868)
Net cash provided by operating activities       56,939       54,834      38,747

Cash flows from investing activities:
Investment in income properties               (53,654)     (64,223)    (39,152)
Acquisitions of enclosed malls, net of debt
assumed                                                    (46,720)    (31,981)
Proceeds from asset sales                        3,361        8,148
Distributions from joint venture                   610                      150
Net cash (used in) investing activities       (49,683)    (102,795)    (70,983)

Cash flows from financing activities:
Net proceeds from issuance of senior
preferred shares                                                        118,671
Net proceeds from exercise of share options
and from dividend reinvestment plan                  6         117          921
Proceeds from issuance of debt, net of loan
deposits and prepayment penalties               56,349      576,257     231,723
Cost of issuance of debt                       (2,351)      (6,806)     (4,774)
Debt repayments                               (17,350)    (476,108)    (265,002)
Dividends and distributions paid on common
shares and partnership units                  (29,474)     (29,063)     (29,287)
Dividends paid on senior preferred shares     (13,750)     (13,750)      (5,921)
Purchase of common shares held in treasury                  (2,430)     (12,222)
Cash flow support payments                       2,973        3,784         853
Net cash provided by (used in) financing
activities                                     (3,597)       52,001      34,962

Net increase in cash and cash equivalents        3,659        4,040       2,726

Cash and cash equivalents, beginning of
period                                          13,512        9,472       6,746

Cash and cash equivalents, end of period     $  17,171    $   13,512   $   9,472

Interest paid (net of amounts capitalized)   $  49,362    $   42,674   $  39,351
Interest cost capitalized                    $   1,636    $    2,192   $   2,463

Non-cash financing activities:
Issuance of partnership units related to the
purchase of Middletown Mall and
Greater Lewistown Center                     $            $    4,479   $
Cash flow support credited to minority
interest and paid-in capital
that was prefunded in 1995                   $            $            $   1,889
Difference between preferred dividends       $            $            $
accrued versus paid                                                          725
Debt assumed as part of properties acquired  $            $   14,718   $

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity


                                 Common          Senior
                                 Shares         Preferred   Common
                               Outstanding       Shares     Shares

                                            (in thousands)

Balance, December 31, 1996              27,613   $           $     276

Issuance of 2,500,000 Preferred Shares                  25
Common Shares issued under
dividend reinvestment plan                 114                      1
Common Shares purchased and
held in treasury                       (1,252)
Transfer in (out) of limited
partners' interest in the
Operating Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support
Net income
Dividends paid and accrued

Balance, December 31, 1997              26,475           25       277

Common Shares issued under
employee option plan                        14
Common Shares purchased and
held in treasury                         (282)
Transfer in (out) of limited
partners' interest in the
Operating Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support
Net (loss)
Dividends paid and accrued

Balance, December 31, 1998              26,207           25       277

Common Shares issued under
employee option plan                         1
Transfer in (out) of limited
partners' interest in the
Operating Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support
Net income
Dividends paid and accrued

Balance, December 31, 1999              26,208   $        25 $      277

                                                  Retained     Common
                                     Additional   Earnings     Shares
                                      Paid-in  (Accumulated)   Held in
                                      Capital     Deficit)    Treasury    Total

Balance, December 31, 1996         $   184,205   $  (80,405) $         $ 104,076

Issuance of 2,500,000 Preferred
Shares                                 118,646                           118,671
Common Shares issued under
dividend reinvestment plan                 920                               921
Common Shares purchased and
held in treasury                                              (12,222)  (12,222)
Transfer in (out) of limited
partners' interest in the
Operating Partnership                    2,029                             2,029
Capital contributions from Crown
Investments Trust:
Cash flow support                        2,771                             2,771
Net income                                            1,907                1,907
Dividends paid and accrued                         (28,383)             (28,383)

Balance, December 31, 1997             308,571    (106,881)   (12,222)   189,770

Common Shares issued under
employee option plan                       117                               117
Common Shares purchased and
held in treasury                                              (2,430)    (2,430)
Transfer in (out) of limited
partners' interest in the
Operating Partnership                    2,817                             2,817
Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support                        2,747                             2,747
Net (loss)                                          (8,639)              (8,639)
Dividends paid and accrued                         (34,865)             (34,865)

Balance, December 31, 1998             314,252    (150,385)   (14,652)   149,517

Common Shares issued under
employee option plan                         6                                 6
Transfer in (out) of limited
partners' interest in the
Operating Partnership                        8                                 8
Capital contributions from Crown
Investments Trust:
Cash flow support                        2,155                             2,155
Net income                                            9,275                9,275
Dividends paid and accrued                         (35,110)             (35,110)

Balance, December 31, 1999         $   316,421   $ (176,220) $ (14,652) $125,851

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

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership").

The  limited  partnership  interest in the Operating  Partnership  and  the  1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments") and by Crown American Investment Company (a subsidiary of Crown Investments). As described in Notes 14 and 15, the Company acquired one property in 1997, three properties in 1998, and sold one property in 1998.

As further described in Note 6, on July 3, 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial offering price of $50.00 per share.

Nature of Operations

The Company is a fully-integrated real estate company primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other specialty retailers. The Company's top five tenants in terms of total revenues are as follows:

                                Percent of  Total Revenues
                                      1999      1998

Sears Roebuck and Co.                 5.6%      5.8%
J C Penney, Inc.                      4.3%      4.3%
The Limited Stores, Inc.              3.7%      3.9%
The Bon-Ton Stores, Inc.              3.1%      3.3%
Venator Group, Inc.                   2.9%      3.5%

Amounts for Venator Group, Inc. include Woolworth, Kinney, Footlocker, Lady Footlocker, Champs, and Northern Reflections.

The Properties currently consist of: (1) 26 wholly-owned enclosed shopping malls (and adjacent leased outparcels and strip centers at certain of the enclosed malls) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) a non-enclosed strip shopping center located in Lewistown, PA,
(4) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (5) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain. The Company also owns approximately 72 acres of land adjacent to a number of the mall properties which are held for development, ground lease, or sale to third parties.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loans and other debt instruments, and trends in the national and local economy, including interest rates, income tax laws, governmental regulations and legislation, and population trends.

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at December 31, 1999 the Company held 100% of the preferred partnership interests (see Note 6) and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting Method for Percentage Rent

On May 21, 1998 the Emerging Issues Task Force ("EITF") discussed Issue 98-9 "Accounting for Contingent Rent" and reached a consensus that lessors should defer the accounting recognition of contingent rent, such as percentage rent, until the specific tenant sales breakpoint target is achieved. On November 19, 1998, the EITF rescinded its consensus reached on May 21, 1998. On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("Revenue Recognition") which essentially affirmed the accounting method for contingent rents that the EITF had initially adopted on May 21, 1998.

During the third quarter of 1998 and prior to the EITF's rescission on November 19, 1998, the Company implemented the May 21, 1998 EITF consensus as a change in accounting method and accordingly recorded as of January 1, 1998 a $1.7 million cumulative effect adjustment representing the change in prior years' percentage rent income based on the new method of accounting. The impact on percentage rent income of the new method for the year ended December 31, 1998 was a reduction of percentage rents of about $12,000 from what would have been reported under the Company's previous method of accounting. The Company's previous accounting method, which was fully acceptable under generally accepted accounting principles ("GAAP"), recognized percentage rent on a pro-rata basis when a tenant's achievement of its sales breakpoint was considered probable. The impact on the fourth quarter of 1998 was an increase in percentage rent of approximately $66,000 over what would have been reported. The impact on the previously reported first, second, and third quarters of 1998 was immaterial.

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

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. Total repairs and maintenance expenses were $10.0 million, $9.3 million, and $8.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Substantially all of the income-producing properties have been pledged to secure the Company's currently outstanding debt and the $156.0 million in lines of credit ($96.9 million borrowed under the lines of credit as of December 31, 1999).

Interest and Financing Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $1.6 million, $2.2 million, and $2.5 million, for the years ended December 31, 1999, 1998, and 1997, respectively. Interest expense includes amortization of deferred financing costs related to completed financings (see Note 3 to the Consolidated Financial Statements) and is net of miscellaneous interest income on cash and escrow deposit balances aggregating $1.7 million, $1.3 million, and $1.5 million, for the years ended December 31, 1999, 1998, and 1997, respectively. Financing costs are based on actual costs incurred in obtaining the financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early is written off as an extraordinary item.

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

The Company's taxable income (loss) (before the dividends paid deduction) for the years ended December 31, 1999, 1998, and 1997 was approximately $13.6 million, $(6.1) million, and $1.8 million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. In order to maintain REIT status, the Company must distribute to its common and preferred shareholders at least 95% of its taxable income in the form of deductible dividends. This required distribution is significantly less than the amounts actually distributed each year since the Company elected REIT status in 1993.

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

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:

                                    Total Paid    Current
                                    Per Common     Taxable       Non-Taxable
                                       Share      Dividends    Return of Capital

Year ended December 31, 1999          $0.815         5%               95%
Year ended December 31, 1998          $0.800         0%              100%
Year ended December 31, 1997          $0.800         0%              100%

During the years ended December 31, 1999 and 1997, the Company paid dividends of $5.50 and $2.3681 per preferred share, respectively, all of which was current taxable income. During the year ended December 31, 1998 the Company paid dividends of $5.50 per preferred share, all of which was tax deferred return of capital.

Investment in Joint Venture

The Company's 50% joint venture investment in Palmer Park Mall Venture, which owns Palmer Park Mall (not managed by the Company), is accounted for under the equity method. As such, earnings of the joint venture are reflected in miscellaneous income in the period earned and distributions of the joint venture are reflected as a reduction in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $3.9 million at December 31, 1999, with a remaining amortization period of approximately 11 years. The Company has guaranteed $10.0 million of the total $20.0 million of mortgage debt owed by Palmer Park Mall Venture.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At December 31, 1999 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheet has been declining each year. Based on current trends, the balance will be reduced to zero in 2000. Under generally accepted accounting principles, when and if the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does not provide for any such obligation by the minority partner. Accordingly, when the minority interest account is reduced to zero, the minority partner's share of income and loss and cash distributions, net of its capital contributions, must be charged for financial reporting purposes against the Company's share of earnings, as the general partner. Subsequently, any future positive amounts representing the minority partner's share of the Operating Partnership's income and loss and cash distributions net of capital contributions would be credited in full to the Company's share of earnings to the extent such amounts were previously charged against the Company's earnings. This accounting method will not impact the cash flows of the Company or the cash distributions made to shareholders or to the minority partner.

Cash and Cash Equivalents

Cash and cash equivalents includes all unrestricted cash and cash equivalent investments with original maturities of three months or less.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for 1999, 1998 and 1997 are identical.

The calculation of diluted earnings per share for 1999, 1998 and 1997 would have included approximately 0 shares, 115,000 shares and 20,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Had the Company applied this standard currently, the effect on the Company's financial position and results of operations for the year ended December 31, 1999 would be immaterial.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at December 31, 1999.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):

                                    December 31, 1999  December 31, 1998

Deferred operating covenant costs     $   2,623      $   5,253
Deferred financing costs                  9,361          8,721
Prepaid expenses and miscellaneous
 receivables                              8,495         12,538
Furniture, fixtures, equipment,
 and other                                5,278          4,330
                                       $ 25,757       $ 30,842

Deferred Operating Covenant Costs

During fiscal year 1991, approximately $23 million was paid to three anchor tenants with respect to leases at ten of the malls and in 1992 an additional $4 million was paid in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases beyond fiscal year 2000. In April 1993, an additional $0.2 million was paid to another tenant to obtain similar rights. These costs were capitalized and are being amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million in each of the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregate approximately $9.0 million. As of December 31, 1999, $8.6 million of these costs have been incurred and capitalized in the consolidated financial statements with the remainder expected to be incurred in 2000.

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 1999, consists of approximately $4.7 million related to the $465 million mortgage debt refinancing with GECC in August 1998, approximately $2.9 million related to the GECC line of credit refinancing in September 1999, and $1.8 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $1.7 million, $2.7 million, and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $5.9 million and $1.6 million for the years ended December 31, 1998 and 1997, respectively. Deferred financing costs incurred and capitalized were $3.7 million, $6.8 million, and $4.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 4 - RESTRUCTURING COSTS

During the first and third quarters of 1999, the Company recorded restructuring charges of $1.0 million and $1.2 million, respectively, related to severance and related costs for employees affected by two reductions in the number of corporate office staff together with reductions in other corporate office-related expenses. The restructurings involved approximately thirty-five home office employees who were terminated and who represented a cross-section of management, clerical, and secretarial employees.

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. The amount remaining to be paid at December 31, 1999 was approximately $0.7 million, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that most of the remaining liability that exists at December 31, 1999 will be paid out in 2000.

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                                          December 31,       December 31,
                                              1999               1998

Mortgage loans                             $ 465,000          $ 465,000
Permanent loans                              131,429            133,960
Construction loans                            15,625              2,932
Secured term loans and lines of credit        96,946             68,079
                                           $ 709,000          $ 669,971

Mortgage Loans

Concurrently with the offering of shares of the Company in 1993, the Financing Partnership borrowed an aggregate $300 million in mortgage debt through Kidder Peabody Mortgage Capital Corporation (collectively, the "Kidder Mortgage Loans"). In connection with obtaining a construction loan for rebuilding and expanding Logan Valley Mall, in December 1995 the Company repaid $19.4 million of the Kidder Mortgage Loans in order to release the Logan Valley Mall from the Kidder Mortgage Loans and Financing Partnership. No prepayment penalty was incurred. On August 28, 1998, the Company closed a $465 million 10-year mortgage with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance the $280.6 million Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and the $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110.0 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. Crown Investments has guaranteed $250 million of the GECC Mortgage Loan. In connection with the GECC Mortgage Loan, in November 1997, the Company made a $6.0 million interest-bearing good-faith deposit with GECC, and in July and August 1998, the Company made $12.2 million in non-interest bearing rate lock deposits with GECC. These deposits were refunded at closing.

Permanent Loans

At December 31, 1999, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership. Included in permanent loans is a $2.7 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.1 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $1.1 million letter of credit. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.4 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent bank loan to finance a renovation and expansion of Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Term Loans and Lines of Credit

In September 1999 the Company completed an extension to November 2001 and certain modifications to its existing secured line of credit facility with General Electric Capital Corporation. Prior to the modifications, the line of credit consisted of a $50 million general line, of which $49.2 million was outstanding, and a $100 million acquisition line of which $27.1 million was outstanding related to the 1998 acquisition of Jacksonville Mall. The modified credit facility combines the prior two lines into a single line of credit with a $150 million maximum commitment level, and an initial $109 million availability, of which $20 million is reserved for the Valley Mall expansion project. The availability under the line can be increased up to the maximum amount upon achieving certain financial and debt service ratio tests that depend on the future operating performance of the five malls that secure the line and on future interest rates. Interest under the modified line is based on LIBOR plus 2.95%. Borrowings under this credit facility totaled $96.9 million at December 31, 1999.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 3.00%. This line is renewable annually on April 30 and has been renewed through April 30, 2000. This line has a 0.125% per annum commitment fee based on the unused amount of the line. No amounts were outstanding under this line as of December 31, 1999.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended December 31, 1999. Twenty of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $596.4 million at December 31, 1999 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at December 31, 1999, and 1998 was 7.63% and 7.64%, respectively. The weighted average interest rate during the years ended December 31, 1999, 1998, and 1997 was 7.63%, 7.58%, and 7.73%, respectively. All of the remaining loans with an aggregate principal balance of $112.6 million at December 31, 1999 have variable interest rates based on spreads ranging from 1.90% to 3.00% above 30 day LIBOR. The weighted average interest rate on the variable rate debt at December 31, 1999 and 1998 was 8.63% and 7.18%, respectively. The weighted average interest rate during the years ended December 31, 1999, 1998, and 1997 was 7.67%, 7.50%, and 7.93%,
respectively.

Debt Maturities

As of December 31, 1999, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      2000                                    $  5,466
      2001                                     107,678
      2002                                      40,710
      2003                                      27,819
      2004                                      77,376
      Thereafter                               449,951
      Net                                     $709,000

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

The net proceeds from the offering were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the new class of preferred Partnership Units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds received from the Company primarily to repay $58.3 million of debt, to repurchase $12.2 million of common shares held in treasury under a common share repurchase program approved by the Board of Trustees, and to acquire Valley Mall for $32.0 million in November 1997.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.5 times EBITDA, as defined, (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio computed as of December 31, 1999, is 6.08 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (defined below) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum. The Preferred Liquidation Preference Amount is equal to the sum of $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon (including any additional dividends) and whether or not earned or declared to the date of payment.

In connection with the preferred share offering, the Company's Board of Trustees also authorized the Company to make open market purchases of the Company's common shares. As of December 31, 1999 and 1998, the Company had repurchased 1,534,398 common shares for an aggregate purchase price of $14.7 million; these shares are currently held as treasury shares. Under the current Board resolution, additional repurchases of common shares will require re-approval by the Board. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common Partnership Units for the equivalent repurchase cost, thus maintaining a 1.0 to 1.0 relationship between the number of the Company's outstanding common shares of beneficial interest and the number of common Partnership Units in the Operating Partnership that are owned by the Company.

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls and the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 1999, are as follows (in thousands):

     Year Ending
     December  31,

      2000                                    $103,829
      2001                                      95,687
      2002                                      84,398
      2003                                      76,527
      2004                                      68,177
      Thereafter                               263,070
      Net                                     $691,688

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):

                      Beginning                                         Ending
     Year Ended        Balance    Additions    Amortization    Other    Balance

 December 31, 1999   $ 16,474     $  2,705     $ 3,372         $    -   $ 15,807
 December 31, 1998     16,348        4,550       3,673          (751)     16,474
 December 31, 1997     17,914        2,398       3,964              -     16,348

NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments, and its subsidiary, Crown American Investment Company, have certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their common Partnership Units for a price equal to the equivalent value of the common shares of the Company (on a one-for-one basis). Crown Investments currently owns 8,169,939 common Partnership Units and Crown American Investment Company owns 1,786,459 common Partnership Units. The obligation to redeem these Partnership Units may be assumed by the Company in exchange for, at the Company's election, either shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 16.0% of the outstanding shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with shares to the extent  that  Crown Investments and its affiliates own less than  16.0%  of  the outstanding shares. Crown Investments and its subsidiary have pledged substantially all their Partnership Units (the "Pledged Units") as collateral for a loan made by an unrelated third party. In June 1995 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Shelf Registration is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

The Company manages certain retail properties for Crown Associates pursuant to a management agreement. Certain of these properties were transferred to an affiliate of Crown Associates in 1995 and 1996. For its services, the Company receives management and leasing fees which amounted to $0.04 million, $0.06 million, and $0.18 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.1 million, $0.1 million, and $0.0 million for the years ended December 31, 1999, 1998, and 1997, respectively, and are included in miscellaneous income.

Support Agreement

In connection with the Company's formation, Crown Investments entered into a cash flow support agreement (the "Support Agreement"), which was subsequently amended in 1997 and 1994, with the Operating Partnership and the Financing Partnership with respect to Mount Berry Square, Martinsburg Mall, Oak Ridge Mall and Bradley Square, all of which were opened in 1991 and were in various stages of initial lease-up, with mall store occupancy rates below 75%.

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

Total cash flow support earned by the Company was $3.0 million, $3.8 million, and $3.7 million, for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, Crown Investments agreed to fund certain tenant improvement costs incurred for signed leases as of June 30, 1993 scheduled to commence subsequent thereto. These tenant improvement costs were funded in 1993 and 1994 and have been insignificant thereafter. During 1995 Crown Holding advanced $6.4 million to the Company primarily to pre-fund future payments under the Support Agreement. This pre-funding did not change or terminate the Support Agreement, and additional funding recommenced in 1997. Earned support payments and funded tenant improvements under the Support Agreement are accounted for as capital contributions made by the minority owner in the Operating Partnership and are credited to minority interest (as to the minority ownership percentage) with the remainder to the Company's paid-in capital. As a result of the above transactions, the Company had a receivable of $0.7 million from Crown Investments at December 31, 1999.

Crown Associates Lease at Pasquerilla Plaza

Approximately 14,500 square feet of Pasquerilla Plaza is leased to Crown Associates and an affiliate for annual base rent of approximately $272,000. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease with Crown Associates ends July 31, 2003 and includes a five-year renewal option at then market rents. The lease with the affiliate ends March 31, 2009, but the affiliate has the right to cancel the lease at the end of March 31, 2004. Total rent earned by the Company for the years ended December 31, 1999, 1998, and 1997 was $283,516, $262,063, and $245,500, respectively.

Lease at Logan Valley Mall between the Company and Crown American Enterprises

Crown American Enterprises (CAE) entered into a lease for a 1,962 square foot mall shop space at the Company's Logan Valley Mall. CAE subsequently assigned this lease to Crown Max LLC, a company which is owned by CAE and an unrelated third party. The lease began on January 1, 1998 and had a ten-year term with an annual base rent of $44,000 plus contributions to common area maintenance and real estate taxes. The terms were comparable to rates for similar space rented to third parties at this property. CAE used this space to operate a virtual-reality entertainment facility. In addition to the rental income, the Company was interested in determining the economic feasibility of adding similar entertainment facilities to other Company malls. CAE closed the entertainment facility on December 31, 1998, and the Company and CAE negotiated a lease surrender and termination agreement whereby CAE paid an additional $22,000 to the Company as consideration for the lease termination as of December 31, 1998. The total amounts received by the Company under the lease, including the lease termination payment, exceeded the Company's non-recoverable investment in the leased premises.

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

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs related to its administration, communications, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Conversely, Crown Associates and its affiliates charge the Company for use of their corporate aircraft, hotel and dining services. Such costs totaled $0.4 million in 1999, $0.8 million for 1998, and $0.1 million for 1997. As a result of the above transactions, the Company had a net receivable from Crown Associates and Crown Holding at December 31, 1999 of $0.1 million.

NOTE 9 - LEASES

The Company is the lessee under third-party ground leases for Shenango Valley Mall, Crossroads Mall, and Greater Lewistown Plaza, and is the lessee under two third-party ground leases for Uniontown Mall. The Shenango Valley Mall lease expires on July 24, 2017. The Greater Lewistown lease expires on February 1, 2045 and the Crossroads lease expires in October, 2027 with a 49 year option period. One lease for Uniontown Mall expires on March 30, 2038 with up to seven five-year renewal options and the other lease expires on April 30, 2039 with up to four five-year renewal options. All five leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 1999, 1998, and 1997 was $297,000, $246,000, and $153,000,
respectively. Future minimum lease payments on these leases are $298,022 per year through 2004 and $9,782,000 for all years thereafter.

Under the Uniontown Mall and Greater Lewistown leases additional rents are paid based on mall tenant percentage rents. These additional rents were $83,000, $64,000, and $58,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

Capital Leases

Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. Capital lease obligations amounted to $0.9 million and $0.5 million at December 31, 1999 and 1998, respectively, and are included in accounts payable and other liabilities.

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

Total  plan  costs for the years ended December 31, 1999, 1998,  and  1997  were
$546,000,  $605,000,  and  $512,000, respectively.   The  plans  of  predecessor
affiliated entities were terminated upon the formation of the Company.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings Plan. The plan became effective January 1, 1997 and $102,000, $129,000 and $114,000 was deferred in 1999, 1998 and 1997, respectively, under the plan. Amounts deferred are charged to expense in the current period; as such, all compensation expense under the above plans is being fully recognized as it is earned.

Share Incentive Plans

Prior to the initial public offering, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"), and the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan"). Under the Employee Option Plan, options to purchase a total of 1,200,000 common Partnership "Units" of the Operating Partnership are currently available for grant to officers and key employees. The Board of Trustees, subject to shareholder approval, has approved an increase in the number of shares available for grant by 1,000,000 shares. The Chairman and CEO currently does not participate in any share incentive plan. Under the Employee Option Plan, options are to be granted at not less than the market value of the common shares on the date of grant. In certain circumstances, option holders may redeem the Units for cash or Shares (at the option of the Company).

Currently, all the Employee Option Agreements provide that an option may only be exercised after the optionee has completed two years of employment with the Operating Partnership after the date of the grant of the option. Under such Option Agreements, an option first becomes exercisable to the extent of 20% of the total number of Units subject to the option on each of the second, third, fourth, fifth and sixth anniversaries of the date of the grant of the option. If employment is terminated after the option has partially or fully vested, the option may be exercised to the extent it was exercisable at the time of termination of employment. There are certain limitations on the timing of exercise of the option after termination of employment. Currently, all the Option Agreements provide that options expire five years after the date they first become exercisable.



                                          Year Ended December 31,
                               1999              1998                1997
                                  Weighted          Weighted            Weighted
                         Number   Average   Number  Average    Number   Average
                          of      Exercise    of    Exercise     of     Exercise
                         Units     Price     Units    Price     Units     Price
Options outstanding,   1,179,870  $ 8.14   1,126,000  $ 8.13  1,036,000  $ 8.00
beginning of period
Granted                   65,000    7.27     150,000    8.84     90,000    9.53
Canceled               (276,000)    8.02    (88,800)    9.13
Exercised                  (775)    7.75     (7,330)    7.83
Options outstanding,     968,095  $ 8.13   1,179,870  $ 8.14   1,126,00  $ 8.13
end of period

Range of option        $ 6.06 to          $  7.75 to           $ 7.50 to
exercise prices        $    9.25          $     9.25           $    9.75
Weighted average fair
value of options
granted during the
year                   $    0.52          $     0.30           $    0.59
Weighted average
contractual life at
end of period
(in years)                   5.1                 5.9                 7.1
Options exercisable
at period end            393,522             187,974               2,000
Total compensation
expense recognized
during the period      $       0          $        0           $       0


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 11.30%, 9.06%, and 8.40%; expected volatility of 30%, 16%, and 17%; risk-free interest rates of 5.6%, 5.1%, and 6.3%; and expected lives of 9.0 years, 7.4 years, and 9.0 years.

The Trustees' Option Plan was amended and restated effective as of December 30, 1997. As amended, options to purchase a total of 125,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Each non-employee Trustee automatically is granted on December 31 of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant. The amended Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares at the date of grant upon the appointment or election of each new non-employee Trustee to the Board. As of December 31, 1999 there were 62,000 options to purchase common shares held by the Trustees. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant, and as of December 31, 1999 only 1,000 options have been exercised. Options under the Trustees' Option Plan expire five years from the date of grant.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the years ended December 31, 1999, 1998, and 1997 would have been reduced by approximately $0.05 million, $0.10 million, and $0.13 million, respectively, or $0.002, $0.004, and $0.005 per share, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND MARKET RISKS

Statement  of  Financial Accounting Standards No. 107, Fair Value  of  Financial
Instruments, requires disclosures about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of the Company's $596.4 million of fixed rate debt has an estimated fair value of $560.5 million at December 31, 1999. The remaining $112.6 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1999 and 1998 is shown below (in thousands, except per share data):


                                       First     Second       Third       Fourth
                                      Quarter    Quarter     Quarter     Quarter
Year ended December 31, 1999:

Revenues                            $  38,119  $  37,715   $  38,416   $  44,824
Operating income before interest,
  asset sales and adjustments, and
  extraordinary items                  12,455     13,336      12,779      18,285
Income (loss)before minority
 interest in Operating Partnership        249        911       (116)       6,497
Net income (loss) allocated to
 common shares                      $ (2,266)  $ (1,867)  $  (2,570)   $   2,228
Net income (loss) per share:
 Basic                              $   (.09)  $   (.07)  $    (.10)   $     .09
 Diluted                            $   (.09)  $   (.07)  $    (.10)   $     .09

Year ended December 31, 1998:

Revenues                            $  34,308  $  35,263  $   35,952   $  41,225
Operating income before interest,
  asset sales and adjustments, and
  extraordinary items                  11,384     12,276      11,760      16,000
Extraordinary (losses)                (1,703)               (22,512)
Income (loss)before minority
 interest in Operating Partnership         45      1,685    (22,532)       3,800
Net income (loss) allocated to
 common shares                      $ (2,468)   $ (1,266)  $(18,918)   $     263
Net income (loss) per share:
 Basic                              $   (.09)   $   (.05)  $   (.73)   $   (.02)
 Diluted                            $   (.09)   $   (.05)  $   (.73)   $   (.02)


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for worker's compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, and general liability through the use of deductibles which generally range up to $250,000 per claim with certain maximum aggregate policy limits per year. Provisions for losses expected under these programs are recorded based on estimates, provided by consulting actuaries who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 1999 and 1998 was $3.9 million and $4.0 million, respectively, and is included in accounts payable and other liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will be immaterial.

The Company from time to time is subject to litigation and claims incidental to its business. Except as described below, neither the Company nor any of the Partnerships are currently involved in any material litigation and, to the best of the Company's knowledge, there are no material litigation or claims currently threatened against the Company or the Partnerships, other than routine litigation or claims, asserted or unasserted, arising in the ordinary course of business, most of which is expected to be covered by liability insurance or established reserves.

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

The consolidated legal action and the Warden action are both in a preliminary stage. However, the Company believes, based on the advice of legal counsel, that it and the named officers have substantial defenses to the plaintiffs' claims, and the Company intends to vigorously defend the action. The Company's current and former officers that are named in this litigation are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of this litigation cannot be presently determined, management does not believe that it will have a material adverse effect on the Company's consolidated results of operations or financial condition.

Tenant litigation

In July 1997, the Bon-Ton Department Stores, Inc. filed suit in a Pennsylvania state court against Crown American Financing Partnership and the May Department Stores Company seeking to enjoin the development of a Kaufmann's department store at the Nittany Mall. Bon-Ton claims that the proposed Kaufmann's store would violate a restrictive covenant in Bon-Ton's lease with the Company. The Company and May disputed Bon-Ton's position and filed a counterclaim seeking a declaratory judgment that the proposed transaction did not violate the restrictive covenant. The parties stipulated to a trial of all issues (except the availability of damages to Bon-Ton should it establish liability but not the entitlement to injunctive relief). After this trial, the Court ruled in favor of the Company and May, denying Bon-Ton's request for injunctive relief and granting the Company's and May's motion for a declaratory judgment. Bon-Ton appealed to the Pennsylvania Superior Court which entered an Order in favor of the Company and May on April 7, 1999. Bon-Ton filed an Application Requesting Reargument which the Pennsylvania Superior Court denied by Order dated June 15, 1999. On July 15, 1999, Bon-Ton filed a Petition for Allowance of Appeal to the Pennsylvania Supreme Court, which said Court denied by Order dated October 18,
1999.   Bon-Ton has filed no further appeal.

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $14.5 million as of December 31, 1999, excluding amounts committed in connection with mall expansions as described in Note 14.

NOTE 14 - MALL ACQUISITIONS AND EXPANSIONS

In May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 415,000 and 450,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which includes 10 acres of vacant land at Jacksonville Mall which is being used for the addition of a multi-screen theater expected to open in late 2000. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties. Each property is held in a limited partnership or a limited liability corporation.

In April 1998 the Independent Trustees approved the purchase of the partnership interests in Greater Lewistown Shopping Mall. The partnership owned an existing ground lease interest in Greater Lewistown Plaza, a 172,000 square feet non-enclosed retail shopping center located near Lewistown, PA together with fee simple interests in 4 separate adjacent parcels that total 0.59 acres (together the "Greater Lewistown Plaza"). The partnership had been 99.5% owned by Frank Pasquerilla and 0.5% owned by Crown American Enterprises, a company that is a wholly-owned indirect subsidiary of Crown Holding. The purchase price was $4.5 million and was paid by the assumption of the existing first mortgage ($3.686 million), issuance of 79,551 common partnership units to Frank Pasquerilla, valued at $10.183 per unit which was based on the weighted average closing market price of the Company's common shares for the ten days preceding the May 31, 1998 closing date, and a cash payment of $4,071 to Crown American Enterprises for its 0.5% ownership interest. Greater Lewistown Plaza is currently 100% leased, and the major tenants include a Weis Markets and a J.C. Penney store.

In November 1997 the Company acquired Valley Mall located in Hagerstown, Maryland for $31.7 million in cash, plus $0.4 million in transaction costs. The purchase was funded entirely from the proceeds of the Preferred Share Offering (see Note 6). Valley Mall is an enclosed regional mall currently consisting of approximately 889,000 square feet of gross leasable area ("GLA"), of which 123,400 square feet is owned by the current department store occupant. The purchase also included 30.8 acres of additional adjacent undeveloped land which was used in the expansion described below.

The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total costs of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million, respectively, of which $21 million and $20 million, respectively, had been incurred as of December 31, 1999. In addition to amounts incurred at December 31, 1999, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $15.6 million was borrowed and outstanding at December 31, 1999. The Valley Mall expansion is being financed under the line of credit with GECC as described in Note 5.

NOTE 15  -  PROPERTY SALES AND DISPOSALS

With respect to Middletown Mall, a property acquired by the Company on February 1, 1995 from Crown Associates, additional contingent consideration, in the form of 437,888 common Partnership Units, was paid to Crown Investments Trust effective as of January 1, 1998, as consideration for the contribution of Middletown Mall to the Operating Partnership. The 437,888 units represented approximately 1.2% of the total common Partnership Units outstanding prior to the issuance of the new units. In July 1998 the Company sold Middletown Mall, together with approximately 60 acres of undeveloped outparcels and vacant land, to an unrelated third party. The aggregate purchase price was $12.2 million. The Company received $8.5 million in cash, net of closing costs, and received a $3.5 million one-year 9.5% mortgage from the purchaser, secured by a first mortgage on all the undeveloped land and outparcels and by a second mortgage on the mall. The note was paid in full in December 1999 at which time the deferred gain of $1.3 million was recognized.

NOTE 16 - SHAREHOLDER RIGHTS PLAN

On January 21, 2000, the Company's Board of Trustees adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders and to assure that they receive fair treatment in the event of any proposed takeover of the Company. The intent of the Rights Plan is to encourage negotiation with the Company's Board of Trustees prior to any takeover attempt and to give the Board increased leverage in such negotiations. The Plan was not adopted in response to any specific offer or takeover threat.

In connection with the Rights Plan, the Company will distribute one Preferred Share Purchase Right (a "Right") for each outstanding Common Share to common shareholders of record at the close of business on February 4, 2000. Each Right initially will entitle the holder to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Shares at an exercise price of $20.00. The Rights will become exercisable after a person or group has acquired twenty percent or more of the Company's outstanding Common Shares or has announced a tender offer that would result in the acquisition of twenty percent or more of the Company's outstanding Common Shares. The Company's Board of Trustees has the option to redeem the Rights for $0.001 per Right prior to their becoming exercisable.

Assuming the Rights have not been redeemed, after a person or group has acquired twenty percent or more of the Company's outstanding Common Shares, each Right (other than those owned by a holder of twenty percent or more of the Common Shares) will entitle its holder to purchase, at the Right's then current exercise price, that number of the Company's Common Shares having a market value at that time of twice the Right's exercise price. In addition, at any time after the Rights become exercisable and prior to the acquisition by the acquiring party of fifty percent or more of the outstanding Common Shares, the Company's Trustees may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Shares of the Company at an exchange ratio of one share per Right, or for Series A Junior Preferred Shares of the Company at an exchange ratio of one one-hundredth of such preferred share per Right.

Initially, the Rights will not be exercisable and certificates will not be issued. The Rights will be evidenced by and trade with the Company's Common
Shares until they become exercisable and are separated from the Common Shares upon the occurrence of certain future events. Until that time, one Right will also be issued with respect to each new Common Share that shall become outstanding. The Rights will expire on January 20, 2010 unless they are earlier exchanged or redeemed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable

                                    PART III

Items  10  through 13.

            In accordance with the provisions of General Instruction G (3) to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and
Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2000, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                 Page No.

(a)      (1)   Financial Statements

               Report of Independent Public Accountants              29

               Consolidated Statements of Operations of Crown        30
               American Realty Trust for the years ended
               December 31, 1999, 1998 and 1997.

               Consolidated Balance Sheets of Crown American
               Realty Trust as of December 31, 1999, and 1998.       31

               Consolidated Statements of Cash Flows of Crown
               American  Realty  Trust for the  years  ended
               December 31, 1999, 1998 and 1997.                     32

               Consolidated Statements of Shareholders' Equity
               of Crown American Realty Trust for the years ended
               December 31, 1999, 1998 and 1997.                     33

               Notes to Consolidated Financial Statements         34-50

         (2)   Financial Statement Schedules

               Schedule III - Consolidated Real Estate and
               Accumulated Depreciation                           55-56

               Schedule IV - Valuation and Qualifying Accounts
               and Reserves                                          57

(b)        Reports on Form 8-K     No events which resulted in the filing of a
current report on Form 8-K occurred during the fiscal quarter ended December 31, 1999.

(c)       Exhibits

3.1       Second Amended and Restated Declaration of Trust of the Company. (c)
3.2       Bylaws of the Company. (c)
4.1 See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (c)
4.2 Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment
          No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3 Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement on Form S-3,
          filed on June 27, 1997
10.1 Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (a) First Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (b) Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (c) Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (d) Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (f)
10.2 (e) Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (f) Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (g) Amendment dated September 10, 1998, to the Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.3 Amended and Restated Partnership Agreement of Crown American Financing Partnership. (b)
10.4 Certificate of Incorporation and Bylaws of Crown American Financing Corporation. (b)
10.5 Real Estate Management Agreements between the Operating Partnership and the following entities:
          (a)    Financing Partnership (g)
          (b)    Crown American Associates (b)
          (h)    Crown American WL Associates, L.P., as amended (g)
          (i)    Crown American Acquisition Associates I, L.P. (f)
          (j)    Crown American Lewistown Associates, L.P. (g)
          (k)    Crown American Acquisition Associates II, L.P. (g)
          (l)    Crown American Crossroads LLC (g)
          (m)  Washington Crown Center Associates, L.P. (g)
10.6      Key Executive Bonus Incentive Plan. (c) #
10.7      Retirement Savings Plan. (c) #
10.8      Sample Indemnification Agreement between the Company and its
          Trustees and officers (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
10.9 Permanent Loan Agreement between Crown American Financing, L.P. and Crown American W L Associates, L.P. and General Electric Capital Corporation (g)
10.10 Amended and Restated Credit Agreement with General Electric Capital Corporation, dated September 8, 1999 (h)
10.11     Amended and Restated Cash Flow  Support Agreement, dated
          May 9, 1994 (a)
10.11 (a) Amendment dated December 3, 1997, to the Amended and Restated Cash Flow Support Agreement dated May 9, 1994. (f)
10.12     1993 Crown American Realty Option Plan. (c)
#10.13 Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997 (f) #
10.14 Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b) #
10.15 Sample Option Agreement for Trustees (together with a schedule identifying the other agreements not being filed and material differences therein). (b)#
10.16     Not used
10.17 Registration Rights Agreement, dated as of August 13, 1999 between the Company and PNC Bank National Association (h)
10.18 Exchange Agreement, dated as of August 13, 1999, among PNC Bank, National Association, the Company, Crown American Properties, L.P., Crown Investments Trust, and Crown American Investment Company (h)
10.19     Crown American Properties L.P. Savings Restoration Plan (e) #
21        List of subsidiaries of the Company. (g)
23        Consent of Arthur Andersen LLP (h)
24        Powers of Attorney (h)
99(a)     Press release dated February 28, 2000 (h)
99(b) Fourth Quarter 1999 Supplemental Financial and Operational Information Package (h)
(a) Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b) Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c)       Filed as an Exhibit to the Company's Registration Statement on
          Form S-11, effective as of August 9, 1993.
(d) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-91880, effective as of
          June 9, 1995.
(e) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1997.
(g) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1998.
(h)       Filed herewith
#         Indicates management contract or compensatory plan or arrangement.


SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CROWN AMERICAN REALTY TRUST
                                      By  /s/Mark E. pasquerilla
                                          Mark E. Pasquerilla
                                          Chief Executive Officer & President

Date:   March 14, 2000

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature                      Title                              Date

/s/  Mark E. Pasquerilla       Trustee, Chairman of the Board,    March 14, 2000
Mark  E.  Pasquerilla          CEO  and  President

/s/  Terry  L.  Stevens        Trustee, Executive Vice President  March 14, 2000
Terry  L. Stevens              and Chief Financial Officer

/s/ John A. Washko             Vice President and Chief           March 14, 2000
John   A.  Washko              Accounting  Officer

 *                             Trustee                            March 14, 2000
Clifford A. Barton

 *                             Trustee                            March 14, 2000
Donald F. Mazziotti

 *                             Trustee                            March 14, 2000
Peter J. Siris

 *                             Trustee                            March 14, 2000
Zachary L. Solomon

*By:  /s/ Terry L. Stevens
      Terry  L.  Stevens
      as Attorney-in-Fact





                                                                  Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 1999
(Dollars in Thousands)

                                                           Costs Capitalized
                                     Initial Cost      Subsequent To Acquisition
                                            Buildings          Buildings
                                              and      Land      and
                     Encum-                 Improve-  Improve- Improve- Carrying
Properties           brances        Land     ments     ments    ments     Costs
Bradley Square
Cleveland, TN       $ 12,894 (E) $   7,012 $  29,385 $  (281) $  2,948 $       0

Capital City
Harrisburg, PA        39,630         1,580    11,269    (193)   11,462       216

Carlisle
Carlisle, PA          11,500 (D)       379       611        9     9,761      139

Chambersburg
Chambersburg, PA      20,000 (F)     2,363    14,063       38   12,191       271

Crossroads
Beckley, WV           14,171         2,732    19,941        6      485         0

Francis Scott Key
Frederick, MD         35,000 (F)     3,784    12,170    (636)   20,935       100

Greater Lewistown
Lewistown, PA          3,490           657     3,845       22      393         0

Jacksonville
Jacksonville, NC      26,079 (E)    11,062    26,835    (220)      941         0

Logan Valley
Altoona, PA           57,000 (F)     2,138       954    2,086   79,091     7,411

Lycoming
Williamsport, PA      35,000 (F)     2,110    14,204     (13)   17,904       638

Martinsburg
Martinsburg,WV        17,500 (F)     8,375    37,547    (653)    4,321        22

Mt. Berry Square
Rome, GA              17,741 (E)     6,260    37,434    (115)    5,427         0

New River Valley
Christiansburg, VA    17,000 (F)     3,923    27,094       38    6,411         0

Nittany
State College, PA     30,000 (F)     6,683     6,204       95   32,137     5,834

North Hanover
Hanover, PA           20,000 (F)     1,272     1,325      591   15,992       194

Oak Ridge
Oak Ridge, TN         24,761         9,393    31,323    (272)    9,249     1,371

Pasquerilla Plaza
Johnstown, PA          2,656         3,289    23,010        3      930         0

Patrick Henry
Newport News, VA      50,500 (F)     3,953    22,432       17   17,268       541

Phillipsburg
Phillipsburg, NJ      30,000 (F)    11,169    50,368       36    5,182         0

Schuylkill
Frackville, PA        35,220        10,332    24,843      105   10,892         5

Shenango Valley
Sharon, PA            11,246 (E)         0     6,403       22    9,312       151

South
Allentown, PA         15,000 (F)     3,465     2,331       23   14,600         0

Uniontown
Uniontown, PA         24,000 (F)         0     6,635    1,384   33,631     2,540

Valley Mall
Hagerstown, MD        28,987 (E)    12,036    19,945    4,939   15,900        40

Viewmont
Scranton, PA          30,000 (F)     1,696     4,602    6,799   41,240     7,701

Washington Crown Ctr
Washington, PA        15,625         2,977     3,915    4,987   35,230       355

West Manchester
York, PA              27,000 (F)     7,694    24,122    2,455   21,385       777

Westgate Anchor Pad
Bethlehem, PA              0             0     3,219        0        3         0

Wyoming Valley
Wilkes-Barre, PA      57,000 (F)     6,825    52,057      (90)    4,417       12


Total               $709,000     $ 133,159 $ 518,086 $ 21,182 $439,638 $  28,318


See following page for note references (A) to (F).



                     Gross Amounts at Which Carried
                          at Close of Period
                                Buildings
                                  and                           Date of   Date
                                Improve-             Accum.    Construc-   Ac-
Properties             Land       ments     Total    Deprec.     tion     quired
Bradley Square
Cleveland, TN       $   6,731 $   32,333 $   39,064 $ (11,436)    1991

Capital City
Harrisburg, PA          1,387     22,947     24,334   (12,220)    1974

Carlisle
Carlisle, PA              388     10,511     10,899    (6,107)    1964

Chambersburg
Chambersburg, PA        2,401     26,525     28,926   (14,239)    1982

Crossroads
Beckley, WV             2,738     20,426     23,164    (2,151)              1998

Francis Scott Key
Frederick, MD           3,148     33,205     36,353   (17,809)    1978

Greater Lewistown
Lewistown, PA             679      4,238      4,917      (291)              1998

Jacksonville
Jacksonville, NC       10,842     27,776     38,618    (2,866)              1998

Logan Valley
Altoona, PA             4,224     87,456     91,680   (20,718)    1965,
                                                                 1995-96

Lycoming
Williamsport, PA        2,097     32,746     34,843   (16,652)    1978,
                                                                  1990

Martinsburg
Martinsburg,WV          7,722     41,890     49,612   (13,898)    1991

Mt. Berry Square
Rome, GA                6,145     42,861     49,006   (14,310)    1991

New River Valley
Christiansburg, VA      3,961     33,505     37,466   (10,785)    1988

Nittany
State College, PA       6,778     44,175     50,953   (17,549)    1968,
                                                                  1970,
                                                                  1991
North Hanover
Hanover, PA             1,863     17,511     19,374   (11,419)    1967

Oak Ridge
Oak Ridge, TN           9,121     41,943     51,064   (18,503)              1989

Pasquerilla Plaza
Johnstown, PA           3,292     23,940     27,232    (8,400)    1989

Patrick Henry
Newport News, VA        3,970     40,241     44,211   (13,745)    1987

Phillipsburg
Phillipsburg, NJ       11,205     55,550     66,755   (20,886)    1989

Schuylkill
Frackville, PA         10,437     35,740     46,177   (19,806)    1980

Shenango Valley
Sharon, PA                 22     15,866     15,888    (9,308)    1967,
                                                                  1995

South
Allentown, PA           3,488     16,931     20,419    (6,561)              1980

Uniontown
Uniontown, PA           1,384     42,806     44,190   (21,346)    1969,
                                                                  1984
                                                                  1989
Valley Mall
Hagerstown, MD         16,975     35,885     52,860    (3,007)    1999      1997

Viewmont
Scranton, PA            8,495     53,543     62,038   (18,042)    1968,
                                                                 1994-95

Washington Crown Ctr
Washington, PA          7,964     39,500     47,464   (13,012)    1969,
                                                                  1999

West Manchester
York, PA               10,149     46,284     56,433   (16,521)    1981,
                                                                  1995

Westgate Anchor Pad
Bethlehem, PA               0      3,222      3,222    (1,112)              1988

Wyoming Valley
Wilkes-Barre, PA        6,735     56,486     63,221   (19,416)              1995


Total               $ 154,341 $  986,042 $1,140,383 $ (362,115)




                                                        Schedule III (continued)

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated
Depreciation as of December 31, 1999
(Dollars in Thousands)


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

Base Building                                45 years
Building Components                          10 - 20 years
Tenant Improvements                          Terms of Leases or useful lives,
                                             whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,102 million at December 31, 1999.

The changes in total real estate assets and accumulated depreciation and amortization for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 are as follows:


                                       Total Real Estate Assets

                                        Years ended December 31,
                           1999        1998       1997        1996       1995
Balance, beginning of  $ 1,091,880 $   984,729 $  919,469  $  880,279  $ 799,090
period
Additions and               50,904      59,988     34,230      50,245     46,916
improvements
Acquisitions                            65,602     31,981                 70,180
Adjustments to                                                          (35,000)
carrying value
Cost of real estate          (482)    (16,270)      (341)     (9,612)      (907)
sold
Other writeoffs            (1,919)     (2,169)      (610)     (1,443)
Balance, end of        $ 1,140,383 $ 1,091,880 $  984,729  $  919,469  $ 880,279
period

                                Accumulated Depreciation & Amortization

                                        Years ended December 31,
                           1999       1998       1997        1996       1995

Balance, beginning of  $ 323,425  $  292,375  $  259,099  $   232,771  $ 190,379
period
Depreciation and          40,609      38,979     33,886      29,987       29,546
amortization
Acquisitions                                                              12,846
Cost of real estate                  (5,760)                (2,216)
sold
Other writeoffs          (1,919)     (2,169)      (610)    (1,443)
Balance, end of        $ 362,115  $  323,425  $  292,375  $  259,099  $  232,771
period


(A) Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
(B)    Improvements are reported net of dispositions.
(C) Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(D)    Includes $1,060 secured only by a bank letter of credit.
(E)    Shenango Valley, Mt. Berry Square, Bradley Square, Jacksonville and
       Valley Mall are mortgaged to secure the $150.0 million GECC working capital line of credit. These five properties are cross-defaulted and cross-collateralized. Amounts shown for each property represent the allocated amount of the total loan outstanding.
(F)    Thirteen malls in the Financing Partnership and Logan Valley and Wyoming
       Valley Malls are cross-defaulted and cross-collateralized under the $465 million mortgage loan with General Electric Capital Corporation.
       Amounts shown for each property represent the allocated amount of the total loan outstanding.




                                                                     Schedule IV


CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)


                         Balance                                         Balance
                            at             Additions                       at
                         January       Charged                          December
                            1,           to                                31,
     Description           1999        Expense    Other    Deductions     1999
Allowance for           $   1,117   $   1,477   $         $  (1,633)   $    961
doubtful accounts

Reserve for uninsured       3,981       1,145                (1,232)      3,894
risks

Restructuring costs                     2,251                (1,587)        664



EXHIBIT 10.10



                      AMENDED AND RESTATED CREDIT AGREEMENT



                                      among



                          CROWN AMERICAN REALTY TRUST,
 CROWN AMERICAN PROPERTIES, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P.,
   CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES III, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES IV, L.P., CROWN
 AMERICAN ACQUISITION ASSOCIATES V, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES
    VI, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES VII, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES VIII, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES IX,
      L.P. and CROWN AMERICAN ACQUISITION ASSOCIATES X, L.P., as Borrowers,



                                       and



                      GENERAL ELECTRIC CAPITAL CORPORATION,
                                    as Lender



                         Dated as of September __ , 1999



                           ___________________________



                              REVOLVING CREDIT LOAN



                                TABLE OF CONTENTS
                                                           Page

SECTION 1.  DEFINITIONS                                       2
     1.1  Defined Terms                                       2
     1.2  Other Definitional Provisions                       21

SECTION 2.  AMOUNT AND TERMS OF COMMITMENT                    21
     2.1  Commitment                                          21
     2.2  Procedure for Borrowing                             21
     2.3  Additional Properties                               24
     2.4  Release of Properties                               25
     2.5  Servicing Fee, Commitment Fee, Extension Fee,
          Exit Fee                                            25
     2.6  Intentionally Omitted                               25
     2.7  Release of Out-Parcel                               25
     2.8  Release of Option Parcels                           29

SECTION 3.  GENERAL PROVISIONS APPLICABLE TO LOAN             30
     3.1  Interest Rates and Payment Dates                    30
     3.2  Optional Prepayments                                31
     3.3  Mandatory Prepayments                               32
     3.4  Payments.                                           32
     3.5  Increased Cost and Reduced Return                   32
     3.6  Illegality                                          33
     3.7  Taxes                                               34
     3.8  Reserves                                            34

SECTION 4.  REPRESENTATIONS AND WARRANTIES                    35
     4.1  Financial Condition                                 35
     4.2  No Change                                           36
     4.3  Existence; Compliance with Law                      36
     4.4  Power; Authorization; Enforceable Obligations       36
     4.5  No Legal Bar                                        36
     4.6  No Material Litigation                              36
     4.7  No Default                                          37
     4.8  Ownership of Property; Liens                        37
     4.9  Intellectual Property                               37
     4.10 No Burdensome Restrictions                          37
     4.11 Taxes                                               37
     4.12 Federal Regulations                                 38
     4.13 ERISA                                               38
     4.14 Investment Company Act; Other Regulations           38
     4.15 Security Documents                                  38
     4.16 Accuracy and Completeness of Information            38
     4.17 Labor Relations                                     39
     4.18 Solvency                                            39
     4.19 Compliance with Laws                                39
     4.20 Condemnation                                        40
     4.21 Brokers                                             40
     4.22 FIRPTA                                              40
     4.23 Purpose of Loan                                     40
     4.24 No Conflicts                                        40
     4.25 Taxes and Assessments                               40
     4.26 Location of Borrowers                               41
     4.27 Forfeiture                                          41
     4.28 Flood Zone                                          41
     4.29 No Prior Assignment                                 41
     4.30 Insurance                                           41
     4.31 Certificate of Occupancy; Licenses                  41
     4.32 Physical Condition                                  41
     4.33 Boundaries                                          42
     4.34 Filing and Recording Taxes                          42
     4.35 Property Management                                 42
     4.36 Ground Lease Representations and Warranties         42
     4.37 Reciprocal Easement Agreements                      44
     4.38 Leases                                              44
     4.39 Cross Default                                       44
     4.40 Building Loan Agreement                             44

SECTION 5.  CONDITIONS TO ADVANCES                            45

SECTION 6.  AFFIRMATIVE COVENANTS                             47
     6.1  Financial Statements                                47
     6.2  Certificates; Other Information                     48
     6.3  Payment of Obligations                              49
     6.4  Conduct of Business and Maintenance of Existence    49
     6.5  Maintenance of Property; Insurance                  50
     6.6  Inspection of Property; Books and Records;
          Discussions                                         50
     6.7  Notices                                             50
     6.8  Intentionally Omitted                               51
     6.9  Condemnation                                        51
     6.10 Use of Loan                                         52
     6.11 Funding Threshold                                   52
     6.12 Status as REIT                                      52
     6.13 Easements and Agreements                            52
     6.14 Compliance with Laws                                53
     6.16 Loan Documents                                      53
     6.17 Single Purpose Entity/Separateness                  53
     6.18 Estoppel Certificates                               54
     6.19 Forfeiture                                          54
     6.20 Property Management                                 55
     6.21 Alterations                                         55
     6.22 Leasing                                             55
     6.23 Right of Last Look                                  56

SECTION 7.  NEGATIVE COVENANTS                                56
     7.1  Financial Condition Covenants                       57
     7.2  Intentionally Omitted                               57
     7.3  Limitation on Liens                                 57
     7.4  Intentionally Omitted                               58
     7.5  Limitation on Fundamental Changes                   58
     7.6  Limitation on Sale of Assets                        59
     7.7  Limitation on Investments, Loans and Advances       59
     7.8  Intentionally Omitted                               59
     7.9  Limitation on Transactions with Affiliates          59
     7.10 Limitation on Changes in Fiscal Year                59
     7.11 Limitation on Lines of Business                     60
     7.12 Limitation on Use of Loan                           60
     7.13 Limitation on Transfer and Further Encumbrance      60
     7.14 Limitation on Restrictions                          62
     7.15 Limitations of ERISA                                62

SECTION 8.  ENVIRONMENTAL MATTERS                             62
     8.1 Certain Definitions                                  62
     8.2 Representations and Warranties on Environmental
         Matters                                              63
     8.3 Covenants on Environmental Matters                   63
     8.4 Allocation of Risks and Indemnity                    64
     8.5 No Waiver                                            65

SECTION 9.  EVENTS OF DEFAULT                                 65

SECTION 10. EVENTS OF DEFAULT                                 68

SECTION 10. MISCELLANEOUS                                     68
     11.1  Amendments; No Novation                            68
     11.2  Notices                                            69
     11.3  No Waiver; Cumulative Remedies                     69
     11.4  Survival of Representations and Warranties         70
     11.5  Payment of Expenses and Taxes                      70
     11.6  Successors and Assigns; Participations and
           Assignments                                        70
     11.7  Set-off                                            71
     11.8  Counterparts                                       71
     11.9  Severability                                       71
     11.10 Integration                                        71
     11.11 Governing Law                                      72
     11.12 Submission To Jurisdiction; Waivers                73
     11.13 Acknowledgments                                    73
     11.14 Waivers of Jury Trial                              73
     11.15 Public Disclosure                                  74
     11.16 Recourse Obligations                               74
     11.17 Sole Discretion                                    74
     11.18 Further Assurances                                 74
     11.19 Name Changes                                       74

SCHEDULES

     Schedule 1     Closing Deliveries
     Schedule 2     Loan Data Checklist
     Schedule 4.6   Description of Pending or Threatened Litigation
     Schedule 4.38  Schedule of Defaulted and/or Terminating Leases
     Schedule 4.39  Schedule of Cross-Defaulted Obligations
     Schedule 8.2   Schedule of Site Assessments


EXHIBITS

     Exhibit A Insurance Coverage
     Exhibit B Restoration
     Exhibit C Form of Mortgage
     Exhibit D Form of Assignment of Leases and Rents
     Exhibit E Form of SNDA
     Exhibit F Delineation of Mt. Berry Square Mall Out-Parcel
     Exhibit G Delineation of Valley Mall Out-Parcel
     Exhibit H Delineation of Jacksonville Out-Parcel
     Exhibit I May Option Legal Description
     Exhibit J Montgomery Ward Option Legal Description
     Exhibit K Jacksonville Mall J.C. Penney and Sears Lease Amendments Exhibit L Individual Property Values
     Exhibit M Valley Mall Expansion Parcel
     Exhibit N Conditions to Release of Mt. Berry Square Mall Multi-Family
               Parcel


                       AMENDED AND RESTATED CREDIT AGREEMENT

          THIS CREDIT AGREEMENT (this "Agreement") is made as of _______________, 1999, among CROWN AMERICAN REALTY TRUST, a real estate investment trust organized and existing under the laws of the State of Maryland, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES III, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES IV, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES V, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES VI, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES VII, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES VIII, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES IX, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, and CROWN AMERICAN ACQUISITION ASSOCIATES X, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901 (each a "Borrower" and, together, the "Borrowers"), and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation, having an address at 292 Long Ridge Road, Stamford, Connecticut 06927 (the "Lender").

          WHEREAS, Borrowers and Lender entered into that certain Credit Agreement dated as of November 17, 1997, as amended by that certain First Amendment to Credit Agreement (the "First Amendment"), dated December 12, 1997, between Borrowers and Lender, and as further amended by that certain Second Amendment (the "Second Amendment"), dated May 13, 1998, between Borrowers and Lender (such original Credit Agreement as so amended by the First Amendment and by the Second Amendment, being the "Existing Credit Agreement"), pursuant to which Lender agreed to lend and Borrowers agreed to borrow a revolving credit loan in the amount of up to One Hundred Fifty Million and No/100 Dollars ($150,000,000.00) (such revolving credit loan, as existing prior to the modifications effected by this Agreement, being herein sometimes called the "Existing Secured Credit Line"), all pursuant to and in accordance with the terms of the Existing Credit Agreement;

          WHEREAS, the Borrowers and Lender are executing this Amended and Restated Credit Agreement (a) to combine into a single line of credit the Acquisition Line (as defined in the Existing Credit Agreement ) and the Working Capital Line (as defined in the Existing Credit Agreement ), (b) to extend the termination date of the Loan (as defined in the Existing Credit Agreement ) for two years, and to eliminate any further extension options, (c) to change the rate of interest on the Loan, (d) to provide for construction financing for the expansion of the Valley Mall (as defined in the Existing Credit Agreement ), and for the construction of stadium theaters at the Bradley Square Mall, located in Cleveland, Tennessee (the "Bradley Square Mall") and the Jacksonville Mall (as defined in the Existing Credit Agreement ), (e) to pay off existing debt, to provide financing for the Borrowers' capital investment in the Secured Line Properties (as defined in the Existing Credit Agreement ) and/or for their investment, through the REIT or the Operating Partnership or their single-asset subsidiaries or affiliates, in the acquisition of additional regional shopping malls, and (f) to make certain additional modifications and amendments, as further described herein; and

          WHEREAS, Borrowers and Lender wish to modify, amend and restate the Existing Credit Agreement to reflect the terms of the revised structure, to be effective as of the date of this Agreement.

          NOW, THEREFORE, in consideration of the mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrowers and Lender, intending to be legally bound, hereby agree that the Existing Credit Agreement is hereby amended and restated in its entirety to read as follows:

                                    RECITALS

          The Borrowers have requested that the Lender make available to the Borrowers credit in the form of a revolving credit loan in the aggregate principal amount at any one time outstanding not to exceed $150,000,000, to finance the acquisition of real property by the Borrowers, to pay off existing debt, to finance the Borrowers' investment in non-Borrower affiliates and subsidiaries of the REIT (hereinafter defined) and/or the Operating Partnership (hereinafter defined) that will acquire and own other properties, to provide construction financing for the expansion of the Valley Mall and for the construction of stadium theaters at the Bradley Mall and the Jacksonville Mall, and for the Borrowers' general corporate purposes. The Lender is willing to make such credit available to the Borrowers, but only on the terms, and subject to the conditions, set forth in this Agreement.

          The parties hereto hereby agree as follows:

                             SECTION 1.  DEFINITIONS

          1.1 Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

          "Additional Advance": an advance under the Loan that is not an Initial Funding or a Bradley and Jacksonville Mall Advance.

          "Additional Percentage Rent" as used herein shall mean, with respect to tenants in place and paying rent for less than twelve months and only for such tenants that are credit worthy national retailing chains, (a) if such tenant's lease requires payment of a base rent with percentage rent above a specified break point, an amount equal to 50% of the earned percentage rent during any measurement period (without annualizing same), and (b) if such tenant's lease requires only a payment of percentage rents based on a percentage of the gross revenues of such tenant, an amount equal to 75% of the lesser of (i) the actual amount of percentage rent actually earned during the measurement period, (ii) the market rent for such space during the measurement period, and (iii) with respect to such leases that, at some point in time during the lease term (whether upon the happening of an event or otherwise) converts to a lease that provides for payments of base rent, the amount of the initial base rent payments that would have been earned during the measurement period had the base rent provisions been in effect, in each case, without annualizing such amounts.

          "Additional Secured Line Property": any real property owned by the Operating Partnership or by a Borrower that is a Single Purpose Entity upon which the Lender is granted a Mortgage subsequent to the Third Modification Date, all in accordance with the terms of this Agreement.

          "Affiliate": (a) any corporation in which a Borrower or any partner, shareholder, director, officer, member, or manager of a Borrower directly or indirectly owns or controls more than ten percent (10%) of the beneficial interest, (b) any partnership, joint venture or limited liability company in which a Borrower or any partner, shareholder, director, officer, member, or manager of a Borrower is a partner, joint venturer or member, (c) any trust in which a Borrower or any partner, shareholder, director, officer, member or manager of a Borrower is a trustee or beneficiary, (d) any entity of any type which is directly or indirectly owned or controlled in an amount of ten percent (10%) or greater by Borrower or any partner, shareholder, director, officer, member or manager of a Borrower, or (e) any partner, shareholder, director, officer, member, manager or employee of a Borrower.

          "Aggregate Property Value": the sum of the Individual Property Values for all Secured Line Properties.

          "Agreement":   this  Credit  Agreement, as  amended,  supplemented  or
     otherwise modified from time to time.

          "Applicable Margin":  a rate per annum equal to 2.95%."

          "Assignment of Leases and Rents": each assignment of leases and rents to be given by the Borrowers to the Lender as security for the payment of the Obligations and constituting a first lien on all of the applicable Borrower's right, title and interest now owned or hereafter acquired in and to all Leases and Rents pertaining to or derived from each Secured Line Property, substantially in the form of Exhibit D hereto, and with such modifications thereto as may be necessary or advisable to permit the recording thereof in any relevant jurisdiction, as the same may be amended, supplemented or otherwise modified from time to time.

          "Base LIBOR Rate": with respect to each Interest Period, the rate (expressed as a percentage per annum and rounded upward, if necessary, to the next nearest 1/1000 of 1%) for deposits in Dollars, for a one-month (30 day) period, that appears on Telerate Page 3750 (or the successor thereto) as of 11:00 a.m., London time, on the related Determination Date. If such rate does not appear on Telerate Page 3750 as of 11:00 a.m., London time, on such Determination Date, the Base LIBOR Rate shall be the arithmetic mean of the offered rates (expressed as a percentage per annum) for deposits in Dollars for a one-month period that appear on the Reuters Screen Libor Page as of 11:00 a.m., London time, on such Determination Date, if at least two such offered rates so appear. If fewer than two such offered rates appear on the Reuters Screen Libor Page as of 11:00 a.m., London time, on such Determination Date, the Lender shall request the principal London office of any four major reference banks in the London interbank  market  selected by the Lender to provide  such  bank's  offered quotation (expressed as a percentage per annum) to prime banks in the London interbank market for deposits in Dollars for a one-month period as of 11:00 a.m., London time, on such Determination Date for the amounts of not less than U.S. $1,000,000. If at least two such offered quotations are so provided, the Base LIBOR Rate shall be the arithmetic mean of such quotations. If fewer than two such quotations are so provided, the Lender shall request any three major banks in New York City selected by the Lender to provide such bank's rate (expressed as a percentage per annum) for loans in Dollars to leading European banks for a one-month period as of approximately 11:00 a.m., New York City time on the applicable Determination Date for amounts of not less than U.S. $1,000,000. If at least two such rates are so provided, the Base LIBOR Rate shall be the arithmetic mean of such rates. If fewer than two such rates are provided, then the Base LIBOR Rate for the Interest Period shall be the Base LIBOR
     Rate for the previous Interest Period. Each determination of the Base LIBOR Rate applicable to a particular Interest Period shall be made by the Lender and shall be conclusive and binding upon the Borrowers absent manifest error.

          "Borrower Affiliate": a Single Purpose Entity that is a subsidiary or affiliate of the REIT or the Operating Partnership.

          "Borrowers":    means,   collectively,   the   REIT,   the   Operating
     Partnership, and all other entities identified as "Borrowers" in this Agreement.

          "Borrowing Base Deficiency":  as defined in Section 3.3(a).

          "Borrowing Base Restoration Plan":  as defined in Section 3.3(a).

          "Borrowing Date": any Business Day specified in a Notice of Borrowing pursuant to Section 2.2 as a date on which the Borrowers request the Lender to make an advance hereunder.

          "Bradley and Jacksonville Mall Advances": advances under the Loan used to finance a Stadium Theater at each of the Bradley Square Mall and the Jacksonville Mall, as applicable.

          "Bradley and Jacksonville Mall Advance Additional Funding Threshold Requirements": (a) the aggregate principal amount of advances to finance construction of a Stadium Theater at the Bradley Square Mall may not exceed the lesser of (i) $4,000,000, (ii) the actual costs thereof required to be paid for, or reimbursed to tenant by, the landlord, or (iii) such lower amount as may be permitted under the Funding Threshold or the Building Loan Agreement, and (b) the aggregate principal amount of advances to finance construction of a Stadium Theater at the Jacksonville Mall may not exceed the lesser of (i) $5,500,000, (ii) the actual costs thereof required to be paid for, or reimbursed to tenant by, the landlord, or (iii) such lower amount as may be permitted under the Funding Threshold or the Building Loan Agreement.

          "Bradley Square Mall": that certain shopping mall known as the Bradley Square Mall, Cleveland, TN.

          "Building Loan Agreement": the Building Loan Agreement of even date herewith, executed and delivered by the Lender and the Borrowers, pursuant to which Construction Loan proceeds will be disbursed.

          "Business Day": any day on which the Lender is open for business in the city in which its principal office is located and on which commercial banks in the City of London, England are open for dealings in Dollar deposits in the London Interbank Market and, except for purposes of determining the Interest Rate pursuant to Section 3.1 hereof, on which commercial banks in the State of Pennsylvania are not required to be closed; provided, however, that during any period of time during which the entire Principal Balance is bearing interest at the Floating Rate, the term "Business Day" shall mean any day on which the Lender is open for business in the city in which its principal office is located and, except for purposes of determining the Interest Rate pursuant to Section 3.1 hereof, on which commercial banks in the State of Pennsylvania are not required to be closed.
          "COC": a ratio as of the date for which the calculation is being made, expressed as a percentage, in which:

               (a) the numerator is the Underwritten Net Operating Income of the Secured Line Properties; and

               (b) the denominator is the Principal Balance (assuming that the full amount of the proposed available funds is outstanding) as of such date.

     If the COC is calculated for the purpose of determining whether Borrowers are entitled to an advance under the Loan or for increasing the amount of funds available under the Loan, the Underwritten Net Operating Income of the Secured Line Properties shall be determined as of the end of each calendar quarter (unless the Lender has exercised its right to re-audit such Underwritten Net Operating Income pursuant to Section 2.2(i) of this Agreement) and the Principal Balance shall be determined by assuming that the increase being requested by Borrowers in the amount of funds available under the Loan has been fully funded by Lender.

          "Capital Stock": any and all shares, interests, participations or other equivalents (however designated) of capital stock of a corporation, any and all similar ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.

          "Cash Equivalents": (i) securities with maturities of 90 days or less from the date of acquisition issued or fully guaranteed or insured by the United States Government or any agency thereof, (ii) certificates of deposit with maturities of 90 days or less from the date of acquisition and overnight bank deposits of the Lender or of any commercial bank having capital and surplus in excess of $500,000,000, (iii) repurchase obligations of the Lender or of any commercial bank satisfying the requirements of clause (ii) of this definition, having a term of not more than seven days with respect to securities issued or fully guaranteed or insured by the United States Government, (iv) commercial paper of a domestic issuer rated at least A-2 or the equivalent thereof by S&P or P-2 or the equivalent thereof by Moody's and in either case maturing within 90 days after the day of acquisition, (v) securities with maturities of 90 days or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States, by any political subdivision or taxing authority of any such state, commonwealth or territory or by any foreign government, the securities of which state, commonwealth, territory, political subdivision, taxing authority or foreign government (as the case may be) are rated at least A by S&P or A by Moody's, (vi) securities with maturities of 90 days or less from the date of acquisition backed by standby letters of credit issued by the Lender or any commercial bank satisfying the requirements of clause (ii) of this definition or (vii) shares of money market mutual or similar funds which invest exclusively in assets satisfying the requirements of clauses (i) through (vi) of this definition.

          "Cash Flow Support Agreement": that certain Amended and Restated Cash Flow Support Agreement, dated as of August 17, 1993, made by and between Crown Investments Trust, the Operating Partnership and Crown American Financing Partnership.

          "Code": the Internal Revenue Code of 1986, as amended, and as it may be further amended from time to time, any successor statutes thereto, and applicable U.S. Department of Treasury regulations issued pursuant thereto in temporary or final form.

          "Collateral": all property (real and personal) upon which a Lien has been or is purported or intended to have been granted to the Lender under any Security Document.

          "Commitment": the obligation of the Lender to make the Loan to the Borrowers hereunder in an aggregate principal amount at any one time outstanding not to exceed the Funding Threshold.

          "Commitment Fee" means the commitment fee payable to the Lender for the Third Modification in the amount of 0.5% of the Loan, payable as provided in Section 2.5(b) of this Agreement.

          "Commitment Period": the period from and including the date hereof to, but not including, the Termination Date or such earlier date on which the Commitment shall terminate as provided herein.

          "Construction  Loan":   the  Valley Mall  Construction  Loan  and  the
     Bradley and Jacksonville Mall Advances, as applicable.

          "Contractual Obligation": as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

          "Control": with respect to any Person, the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities or other beneficial interest or by contract or otherwise.

          "Debt Service Coverage Ratio": means the ratio, expressed as a percentage, as of the date for which the calculation is being made, of (a) the Underwritten Net Operating Income of the Secured Line Properties, to
     (b) the aggregate interest to be due under the Loan for such period (assuming that the full amount of the proposed available funds had been outstanding, and calculated at the interest rate in effect at the time of calculation). If the Debt Service Coverage Ratio is calculated for the purpose of determining whether Borrowers are entitled to an advance under the Loan or for increasing the amount of funds available under the Loan, the Underwritten Net Operating Income of the Secured Line Properties shall be determined as of the end of each calendar quarter (unless the Lender has exercised its right to re-audit such Underwritten Net Operating Income pursuant to Section 2.2(i) of this Agreement) and the aggregate interest due under the Loan shall be determined by assuming that the increase being requested by Borrowers in the amount of funds available under the Loan had been fully funded by Lender.

          "Default": any of the events specified in Section 9, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Determination Date": with respect to any Interest Period, the date that is two (2) Business Days prior to the commencement of such Interest Period.

          "Dollars" and "$": dollars in lawful currency of the United States of America.

          "EBITDA": with respect to the REIT and its consolidated subsidiaries for any period, earnings (or losses) before interest and taxes of the REIT and its consolidated subsidiaries for such period plus, to the extent deducted in computing such earnings (or losses) before interest and taxes, depreciation and amortization expense, all as determined on a consolidated basis with respect to the REIT and its consolidated subsidiaries in accordance with GAAP; provided, however, EBITDA shall exclude earnings or losses resulting from (i) cumulative changes in accounting practices, (ii) discontinued operations, (iii) extraordinary items, (iv) net income of any entity acquired in a pooling of interest transaction for the period prior to the acquisition, (v) net income of any consolidated subsidiary of the REIT that is unavailable to the REIT, (vi) net income not readily convertible into Dollars or remittable to the United States, (vii) gains and losses from the sale of assets or changes in the carrying value of long lived assets as required under GAAP (other than out-parcel sales), and
     (viii) net income from corporations, partnerships, associations, joint ventures or other entities in which the REIT or any consolidated subsidiaries have a minority interest and in which neither the REIT nor its consolidated subsidiaries has Control, except to the extent actually received.

          "Environmental Laws":  as defined in Section 8.1(a) hereof.

          "ERISA":   the  Employee Retirement Income Security Act  of  1974,  as
     amended from time to time.

          "Event  of  Default":   any  of the events  specified  in  Section  9;
     provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Existing Secured Credit Line": the Loan as it existed prior to the Third Modification Date.

          "Exit Fee": 0.5% of (a) $135,000,000.00, plus (b) the amount by which the highest Principal Balance under the Loan at any time has exceeded $135,000,000.

          "Financing  Lease":   any lease of property,  real  or  personal,  the
     obligations of the lessee in respect of which are required in accordance with GAAP to be capitalized on a balance sheet of the lessee.

          "Financing Statements": Uniform Commercial Code Financing Statements, in form and content acceptable to the Lender in its sole and absolute discretion.

          "Floating Rate": a rate per annum equal to the Prime Rate plus the amount of basis points (the "Spread") needed to be added to the Prime Rate in order to equal the LIBOR Rate in effect immediately prior to the conversion of the Interest Rate from a LIBOR Rate to a Floating Rate (but in no event shall the addition of the Spread result in a reduction of the Prime Rate). While the Prime Rate may fluctuate over time, the Spread shall only be calculated once and shall then be effective for the entire continuous period during which the Floating Rate is in effect. Any change in the Floating Rate as a result of a change in the Prime Rate shall be effective on the effective date of any such change in the Prime Rate. The Floating Rate shall be calculated for the actual number of days elapsed on the basis of a 360-day year. Each determination of the Floating Rate shall be made by the Lender and shall be conclusive and binding upon the Borrowers absent manifest error.

          "Funding Threshold": means at any time the maximum principal amount that: (a) will not cause the Principal Balance to exceed $150,000,000, (b) results in a Debt Service Coverage Ratio equal to at least 1.3 to 1.0, (c) results in a Loan-to-Value Ratio equal to no greater than 77%, (d) satisfies the applicable Minimum COC Requirements, (e) in the case of the Initial Funding, (i) satisfies the Initial Funding Additional Funding Threshold Requirements, and (ii) is subject to the Initial Deemed Satisfaction, (f) in the case of Bradley and Jacksonville Mall Advances, satisfies the Bradley and Jacksonville Mall Advance Additional Funding Threshold Requirements, (g) in the case of the Valley Mall Expansion, satisfies the Valley Mall Expansion Additional Funding Threshold Requirements, and (h) in the case of all Additional Advances (including, without limitation, the Valley Mall Theater Advance), assumes for purposes of all funding tests and calculations required hereunder that the Valley Mall Theater Advance has been fully funded.

          "GAAP": generally accepted accounting principles in the United States of America in effect from time to time.

          "Governing Documents": as to any Person, its articles or certificate of incorporation and by-laws, its partnership agreement, its certificate of formation and operating agreement, and/or the other organizational or governing documents of such Person.

          "Governmental Authority": any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government having jurisdiction over the Borrower and/or the Secured Line Properties.

          "Ground Lease": that certain Lease Agreement, dated May 31, 1966, between Ground Lessor, as ground lessor, and Original Ground Lessee, as ground lessee, a notice and memorandum of which was recorded in Mercer County, Pennsylvania in A.R. 297 of 1966; as amended by Lease Amendment, dated May 15, 1967, between Ground Lessor and Original Ground Lessee and recorded in Mercer County, Pennsylvania in A.R. 280 of 1968; as amended by letter, dated September 16, 1977 pursuant to which Original Ground Lessee exercised three (3) renewal options of five (5) years each; as assigned by Original Ground Lessee to Pasquerilla Partnership, a Pennsylvania general partnership, by Assignment of Lease, dated January 31, 1991 and recorded in Mercer County, Pennsylvania at 91 DR 4878; and as further assigned by Pasquerilla Partnership to the Operating Partnership by Assignment and Assumption Agreement, dated August 17, 1993, and recorded in Mercer County, Pennsylvania at 93 DR 11293.

          "Ground Lessor": George F. McConnell, Eleanor G. McConnell, G. Thomas McConnell, Charlene McConnell, William G. McConnell, Eugenia F. McConnell, Mary Eleanor Milheim, Irvine G. Milheim, Jr., Martha Sue McConnell Beezer and Gene Beezer, as individuals, together with their successors and assigns.

          "Guarantee Obligation": as to any Person (the "guaranteeing person"), any obligation of (a) the guaranteeing person or (b) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counterindemnity or similar obligation, in either case guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations (the "primary obligations") of any other third Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of the guaranteeing person, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds (1) for the purchase or payment of any such primary obligation or (2) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the owner of any such primary obligation against loss in respect thereof; provided, however, that the term Guarantee Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The terms "Guarantee" and "Guaranteed" used as a verb shall have a correlative meaning.

          "Hazardous Materials":  as defined in Section 8.1(b) hereof.

          "Hazardous Materials Indemnity Agreement": that certain Hazardous Materials Indemnity Agreement dated the Original Closing Date made by and the Borrowers and the Lender in connection with the Loan, and all modifications and amendments thereto.

          "Indebtedness": for any Person, without duplication: (a) all indebtedness of such Person for borrowed money, for amounts drawn under a letter of credit, or for the deferred purchase price of property for which such Person or its assets is liable, (b) all unfunded amounts under a loan agreement, letter of credit, or other credit facility for which such Person would be liable, if such amounts were advanced under the credit facility,
     (c) all amounts required to be paid by such Person as a guaranteed payment to partners or a preferred or special dividend, including any mandatory redemption of shares or interests, (d) all indebtedness guaranteed by such Person, directly or indirectly, (e) all obligations under leases that constitute capital leases for which such Person is liable, and (f) all obligations of such Person under interest rate swaps, caps, floors, collars and other interest hedge agreements, in each case whether such Person is liable contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations such Person otherwise assures a creditor against loss.

          "Individual Property Value": with respect to any Secured Line Property existing on the date of this Agreement, the value of such Secured Line Property, determined in accordance with the provisions set forth on Exhibit L attached hereto and, with respect to each Additional Secured Line Property, the value for such Property determined by Lender in a similar manner in its sole discretion.

          "Initial Deemed Satisfaction": the deemed satisfaction, for the purposes of the Funding Threshold, of the Debt Service Coverage Ratio, Loan- to-Value Ratio and Minimum COC Requirements for purposes of the Initial Funding, for the six month period beginning on the Third Modifi-cation Date.

          "Initial Funding": the initial advance or advances under the Loan made on or after the Third Modification Date that satisfy the Initial Funding Additional Threshold Requirements and the conditions for disbursement of such funds set forth herein.

          "Initial Funding Additional Threshold Requirements": (a) the aggregate principal amount of the Initial Funding may not exceed $109,000,000, and
     (b) the proceeds of the Initial Funding must be used for the following purposes up to the amounts set forth below:

     A.  Principal Balance of Existing       $76,358,770
         Secured Credit Line

     B.  Valley Mall Reimbursement Advance   $6,000,000

     C.  Other Valley Mall Costs             $14,000,000

     D.  Investment in Borrower Affiliates   $12,641,230
     or   the   Operating   Partnership
     finance acquisition of regional  malls,
     to  finance working capital, or  to  be
     used  for  other purposes as determined
     by Borrowers in their sole discretion


                                     TOTAL:  $109,000,000


          "In-Line Space": the gross leasable area at a Property occupied or to be occupied by tenants other than anchor and theater tenants.

          "Interest Payment Date": the first day of each month on or after the Third Modification Date during the term of the Loan; provided, however, that if the first day of any such month shall not be a Business Day, the Interest Payment Date for such month shall be the next succeeding Business Day.

          "Interest Period": the period commencing on the first day of each calendar month and ending on the last day of each such calendar month; provided, however, that (i) the initial Interest Period hereunder shall commence on the date hereof and end on the Third Modification Date, and
     (ii) any Interest Period that would otherwise extend beyond the Termination Date shall end on the Termination Date.

          "Interest Rate": (a) for all interest accrued on the Loan prior to the Third Modification Date, the rate specified in the Existing Credit Agreement, and (b) for all interest accrued on the Loan beginning on the Third Modification Date, the rate of interest payable from time to time on the Principal Balance, as determined in accordance with the terms of this Agreement and the Note.

          "Leases":   all leases, licenses and other agreements now or hereafter entered into and affecting or relating to the use or occupancy of the Secured Line Properties.

          "Lender":    General  Electric  Capital  Corporation,   a   New   York
     corporation, or any successor or co-lender pursuant to Section 11.6, as the Lender under this Agreement and the other Loan Documents.

          "LIBOR Rate": a rate per annum equal to the Applicable Margin plus the Base LIBOR Rate applicable to such Interest Period. Each determination of the LIBOR Rate applicable to a particular Interest Period shall be made by the Lender and shall be conclusive and binding upon the Borrowers absent manifest error.

          "Lien": any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge or other security interest (other than mechanics liens that are bonded or released within ninety (90) days after their occurrence) or any preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement and any Financing Lease having substantially the same economic effect as any of the foregoing), and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction in respect of any of the foregoing.

          "Loan": a revolving credit loan in the aggregate principal amount at any one time outstanding not to exceed $150,000,000.

          "Loan Documents": this Agreement, the Note, the Security Documents, the Hazardous Materials Indemnity Agreement, the Reserve Agreement, the Building Loan Agreement and all other documents executed or to be executed in connection with the Loan (including each Construction Loan) and all amendments, modifications, renewals, substitutions or replacements of any of the foregoing.

          "Loan-to-Value Ratio": as of the date such calculation is being made, the ratio of the Principal Balance to the Aggregate Property Value of the Secured Line Properties. If the Loan-to-Value Ratio is calculated for the purpose of determining whether Borrowers are entitled to an advance under the Loan or for increasing the amount of funds available under the Loan, the Principal Balance shall be determined by assuming that the increase being requested by Borrowers in the amount of funds available under the Loan has been fully funded by Lender.

          "Lockout Period": the six (6) month period beginning on the Third Modification Date and ending on the six month anniversary thereafter.

          "Major Lease(s)" with respect to each Secured Line Property, a lease that is for greater than or equal to ten thousand (10,000) square feet of gross leaseable area of such Secured Line Property, or greater than or equal to ten (10%) of the total gross rental revenues of such Secured Line Property, and having an initial term of not less than three (3) years.

          "Material Adverse Effect": a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects  of  the Borrowers and their Subsidiaries taken  as  a  whole  or
     (b) the validity or enforceability of this or any of the other Loan Documents or the rights or remedies of the Lender hereunder or thereunder (subject to (i) applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally, and (ii) the exercise of judicial discretion in accordance with general principles of equity).

          "May Option" shall mean that certain option to purchase granted in that certain Lease and Contract to Purchase Real Estate to be entered into by and between Crown American Acquisition Associates I, L.P. and The May Department Stores Company, wherein Crown American Acquisition Associates I, L.P. granted The May Department Stores Company an option to purchase a certain parcel of real property as more particularly described and shown on
     Exhibit  I attached hereto.

          "Minimum COC Requirements": (a) with respect to the Initial Funding, a COC equal to or greater than 12.3%, (b) with respect to the Bradley and Jacksonville Mall Advances, a COC equal to or greater than 12.5%, and (c) with respect to Additional Advances, a COC equal to or greater than the following percentages, as applicable (such calculations with respect to Additional Advances to be made as if the Valley Mall Theater Advance has been fully funded, whether or not all or any portion of the Valley Mall Theater Advance has been funded at the time of calculation):

               Outstanding Balance                          Required COC
               $109,000,000 to $120,000,000                 13.0%1
               $120,001,000 to $127,000,000                 13.5%
               $127,001,000 to $135,000,000                 14.0%
               $135,001,000 to $142,000,000                 14.5%
               $142,001,000 to $150,000,000                 15.0%

          "Montgomery Ward Option" shall mean that certain option to purchase granted in that certain Like-Kind Exchange Agreement dated as of June 30, 1999 among Crown American Acquisition Associates I, L.P. and Montgomery Ward & Co., Incorporated and Paulward Properties Co., Inc., wherein Crown American Acquisition Associates I, L.P. granted said parties an option to purchase a certain parcel of real property as more particularly described and shown on Exhibit J attached hereto.

          "Moody's":  Moody's Investor Service, Inc.

          "Mortgage Amendments" the amendments of even date herewith to all Mortgages in effect as of the Third Modification Date to revise the description of the Credit Agreement, and the indebtedness secured by Existing Mortgages, to reflect modifications made pursuant to this Amended and Restated Credit Agreement.

          "Mortgage": each mortgage, deed of trust, deed to secure debt, or similar instrument providing for the granting in favor of the Lender of a first Lien on any Secured Line Property, substantially in the form of Exhibit C hereto, and with such modifications thereto as may be necessary or advisable to permit the recording thereof in any relevant jurisdiction, as the same may be amended, supplemented or otherwise modified from time to time, including, without limitation, the Mortgage Amendments.

          "Net Cash Flow": with respect to any property for any period, Net Cash Flow shall be Net Operating Income less (a) all replacement reserves required to be paid for such period by the Borrowers pursuant to the terms of this Agreement and (b) tenant improvement costs and leasing commissions actually paid by Borrowers for such period.

          "Net Operating Income": with respect to any Property for any period, all revenues of such Property for such period, including all base, storage and percentage rents, all escalation charges, overage, temporary tenant income, promotional rent, seasonal rental income, net utility revenues and all miscellaneous tenant charges, reimbursements (but specifically excluding (a) proceeds from dispositions of assets constituting any part of such Property, and (b) Rents paid by any anchor or theater tenant at such Property which has "gone dark", and (c) any revenue received on account of reimbursable management fees) less any and all costs and expenses of a non-capital nature, including but not limited to operating expenses, maintenance, taxes, ground rents, management fees in an amount equal to 3.5% of revenue, administrative, promotional, marketing, legal and accounting costs and expenses, incurred in connection with the Properties (as adjusted by such pro forma additions and deductions as shall be approved by the Lender to reflect such secured Property on a stand-alone basis). For purposes of this definition, revenues and expenses will be accounted for using the accrual method in accordance with GAAP, adjusted for the following: (i) revenues shall exclude all non-cash free rent, tenant improvements, abatements, (ii) revenues shall be reduced for bad debt / uncollectible accounts receivables by the greater of (A) 1%, and
     (B) actual experience for the prior 12 months, (iii) revenues shall exclude amortization of operating covenant payments previously made to tenants (which amortization the Borrowers currently record as a reduction to revenues), and (iv) expenses shall exclude (i) all interest expense and interest income related to the Loan and (ii) non-cash amortization and depreciation of capitalized real estate, tenant allowances, leasing commissions, equipment, and capitalized repairs or replacements.

          "Note":   that certain Promissory Note of even date herewith  made  by
     the  Borrowers  in  favor  of  the  Lender  in  the  principal  amount   of
     $150,000,000, or so much thereof as may be advanced from time to time.

          "Notice of Borrowing":  as defined in Section 2.2 hereof.

          "Obligations": the unpaid principal amount of, and interest (including, without limitation, interest accruing after the maturity of the Loan and interest accruing after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to the Borrowers, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding) on the Loan, and all other obligations and liabilities of the Borrowers to the Lender, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred, which may arise under, or out of or in connection with this Agreement, the Note, the Security Documents and any other Loan Documents and any other document made, delivered or given in connection therewith or herewith, whether on account of principal, interest, reimbursement obligations, fees, indemnities, costs, expenses (including, without limitation, all reasonable fees and disbursements of counsel to the Lender that are required to be paid by the Borrowers pursuant to the terms of the Loan Documents) or otherwise.

          "Operating Partnership": Crown American Properties, L.P., a Delaware limited partnership, together with its successors and assigns.

          "Operating  Partnership Developer Fee":  the developer's  fee  to  the
     Operating  Partnership  payable  in  connection  with  the  Townward   Site
     Improvements in an amount up to $735,000.

          "Original Ground Lessee": Crown Construction Company, now known as Crown American Associates, a Pennsylvania business trust.

          "Option Parcel" means collectively (a) with respect to the May Option, the real property more particularly described on Exhibit I attached hereto; and (b) with respect to the Montgomery Ward Option, the real property more particularly described on Exhibit J attached hereto.

          "Other Taxes":  as defined in Section 3.7(b).

          "Other Valley Mall Costs": costs of the Valley Mall Expansion, other than those reimbursed from the Valley Mall Reimbursement Advance and other than the costs of the Townward Site Improvements.

          "Out-Parcels": those certain parcels of real property located upon or adjacent to (a) the Mt. Berry Square Mall located in Rome, Georgia, as more particularly delineated on the survey attached hereto as Exhibit F, (b) the Valley Mall, as more particularly delineated on the survey attached hereto as Exhibit G, (c) the Jacksonville Mall located in Jacksonville, North Carolina, as more particularly delineated as the "Out-Parcel" on the survey attached hereto as Exhibit H.

          "Partnership": any general or limited partnership, joint venture, corporation, limited liability company or limited liability partnership in which the Borrowers or any Subsidiary has an ownership interest, but which does not constitute a Subsidiary of the Borrowers.

          "Permitted Encumbrances": the outstanding Liens, easements, restrictions, security interests and other exceptions to title set forth in the policy of title insurance insuring the lien of the Mortgage encumbering the applicable Secured Line Property, together with the Liens and security interests in favor of Lender created by the Loan Documents.

          "Person": an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

          "Prime Rate": means the highest prime rate (or base rate) reported in the Money Rates column or section of The Wall Street Journal, as such rate may change from time to time, being the rate in effect for corporate loans at large U.S. money center commercial banks (whether or not such rate has actually been charged by any such bank). If The Wall Street Journal ceases publication of the Prime Rate, the "Prime Rate" shall mean the prime rate (or base rate) announced by Bankers Trust Company, New York, New York (whether or not such rate has actually been charged by such bank). If such bank discontinues the practice of announcing the Prime Rate, the "Prime Rate" shall mean the highest rate charged by such bank on short-term, unsecured loans to its most creditworthy large corporate borrowers. Any change in the Prime Rate shall be effective on the date such change is announced by Bankers Trust Company or published in the Wall Street Journal, as applicable.

          "Principal Balance": the outstanding principal balance of the Loan from time to time (after taking into account any requested advance, if so required hereby).

          "REIT":   Crown American Realty Trust, a real estate investment  trust organized and existing under the laws of the State of Maryland, together with its successors and assigns.

          "Rents": all rents, royalties, issues, profits, rent equivalent income, security deposits, insurance proceeds, tax refunds, any other revenues, income benefits or proceeds of any nature whatsoever generated by, arising from or otherwise relating to the Secured Line Properties.

          "Requirement of Law": as to any Person, the certificate of incorporation and by-laws or other organizational or Governing Documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          "Reserve Agreement": that certain Loan Reserves and Security Agreement, dated November 17, 1997, in favor of Lender, as amended by that that certain First Amendment to Loan Reserves and Security Agreement, dated December 12, 1997, between Borrowers and Lender, as further amended by that certain Second Amendment to Loan Reserves and Security Agreement, dated May 13, 1998, between Borrowers and Lender, as further being amended by that certain Third Amendment to Loan Reserves and Security Agreement, dated the Third Modification Date, between Borrowers and Lender.

          "Responsible  Officer":   the chief executive  officer,  president  or
     managing member of a Borrower or, with respect to financial matters, the chief financial officer of such Borrower.

          "Rollover Reserve":  as defined in the Reserve Agreement.

          "S&P":   Standard & Poor's Ratings Services, a division of The McGraw-
     Hill Companies, Inc.

          "Secured Line Properties": (a) each of the following properties on which Lender holds a Mortgage on the fee simple interest of the applicable Borrower that owns such property (other than the Shenango Valley Mall, in which case Lender's Mortgage covers such Borrower's leasehold interest):
     (i) the Mount Berry Mall, Rome, GA; (ii) the Bradley Square Mall; (iii) the Shenango Valley Mall; (iv) the Jacksonville Mall; and (v) the Valley Mall; and (b) the Additional Secured Line Properties.

          "Security Documents": the collective reference to the Mortgages, the Assignments of Leases and Rents, the Financing Statements and all other security documents hereafter delivered to the Lender granting a Lien on any asset or assets of any Person to secure any of the Obligations or to secure any guarantee of any such Obligations.

          "Shenango  Valley  Mall":   that  certain  shopping  mall  located  in
     Hermitage, Pennsylvania.

          "Single Purpose Entity": a Person, other than an individual, a government or any agency or political subdivision thereof, which (i) exists solely for the purpose of owning an Additional Secured Line Property, (ii) observes corporate, company or partnership formalities, as applicable, independent of any other Person, (iii) is owned entirely by the REIT and/or the Operating Partnership and (iv) otherwise complies in all material respects with the covenants set forth in Section 6.17 hereof.

          "Site Assessment" an environmental engineering report for each Secured Line Property prepared at the Borrowers' expense by an engineer engaged by the Borrowers and approved by the Lender, and in a manner satisfactory to the Lender, based upon an investigation relating to and making appropriate inquiries concerning the existence of Hazardous Materials on or about each such Secured Line Property, and the past or present discharge, disposal, release or escape of any such substances, all consistent with ASTM Standard E1527-93 or any successor thereto published by ASTM and good customary and commercial practice. A list of Site Assessments in existence as of the Third Modification Date is attached hereto as Schedule 8.2.

          "Stadium Theater": a theater to be constructed at each of the Bradley Square Mall and the Jacksonville Mall.

          "Subsidiary": as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a "Subsidiary" or to
     "Subsidiaries" in this Agreement shall refer to a Subsidiary or Subsidiaries of the Borrowers.

          "Taxes":  as defined in Section 3.7(a).

          "Termination Date": November 17, 2001.

          "Third Modification": collectively, the modifications and amendments to the Existing Secured Credit Line made pursuant to the Amended and Restated Credit Agreement dated the Third Modification Date between the Borrowers and the Lender.

          "Third  Modification  Commitment":   Lender's  commitment  letter
     dated August 11, 1999 to the Borrowers in connection with the Third Modification.

          "Third Modification Date":  September ___, 1999.

          "Total Liabilities": consolidated debt from all properties owned by each Borrower (including its Subsidiaries) determined as a weighted average based on the number of days such debt was outstanding.

          "Townward Site Improvements: the following components of the Valley Mall Expansion: (a) the reimbursement to the tenant for a portion of the costs of construction of a movie theater in an amount up to $3,449,000, (b) the payment of the Montgomery Ward tenant allowance in an amount up to $1,014,000, (c) the funding of an interest reserve in an amount up to $836,000, and (d) the payment of the Operating Partnership Developer's Fee.

          "Underwritten Net Operating Income": as of the date of determination, a calculation of Net Operating Income (as determined and adjusted pursuant to the definition thereof) annualized for the succeeding twelve (12) month period, based upon tenants in place as of such date (i.e., tenant has taken possession and has commenced paying rent, provided that if all related unpaid leasing commissions and tenant and capital improvement allowances and work have not been paid, the availability under the Loan shall be reduced by an amount necessary to pay for such costs not yet paid until such time as such costs have been paid), as of the date of such determination and as further adjusted as follows:

     (a) Revenues shall be (i) adjusted for a maximum occupancy of In-Line Space of not more than 95% for Jacksonville Mall and Valley Mall and not more than 85% for the other Properties, (ii) reduced by an amount of all replacement reserves required to be maintained by the Borrowers pursuant to the terms of the Reserve Agreement (including, without limitation, replacement reserves equal to $0.15 per square foot of owned gross leaseable area contained in the Properties in the aggregate), (iii) reduced to exclude all income from any tenants that are more than 90 days past due in payment of any of their lease obligations other than payment of "CAM" charges and related reimbursement charges which a tenant may be disputing in good faith (except as Lender may determine in its discretion to include), (iv) in Lender's reasonable discretion, reduced for all Major Leases expiring within the next three (3) months succeeding the determination date (Lender's reasonable discretion shall be exercised taking into account, among other things, the length of time that such tenant has been at the Property, its credit history, past renewal history, the sales per square foot of such tenant at the Property and the availability of competitive space to such tenant in the related market), (v) in Lender's reasonable discretion, reduced for reserves or deductions for anchor leases or Stadium Theater tenants that have not previously been approved as creditworthy (Lender hereby acknowledging that all existing anchor tenants and Stadium Theater tenants (including Marquee for Bradley Mall and, subject to the provisions set forth herein and in this definition below, Carmike for Jacksonville Mall) have been approved as of the date hereof) or have delivered termination notices or declined to exercise renewal options or have defaulted on lease obligations, declared bankruptcy, or has had a material adverse change in its financial or operating condition such that its ability to perform its lease obligations will be materially impaired, (vi) with respect to the portion thereof derived from temporary tenants, promotional income and miscellaneous mall income, based on 95% of the immediately preceding four quarters (the "T12"), (vii) with respect to percentage rents and percentage rents in lieu of base rent, (A) for tenants in place at least twelve (12) months, based on 95% of the actual percentage rent from such tenants adjusted for inflation at a rate equal to the consumer price index for the preceding twelve month period (provided that the amount of such adjustment shall not exceed the inflation adjustment for expenses below), and (B) for tenants in place for less than 12 months, based on the Additional Percentage Rent, and (viii) expense recoveries shall be based on applying the recovery rate for the T12 and adjusting same for the change in in-place occupancy (as adjusted above) but no more than what is then currently being billed for in-place tenants on an annualized basis subject to adjustment for inflation (to the extent that leases allow for increases in the expense recoveries for inflation); and

     (b) Expenses shall be based on the T12 (as adjusted for reserves, management fees and other items as expressly set forth in this definition and in the definition of Net Operating Income) and shall
          (i) be adjusted for actual known changes at the date of determination in taxes, insurance, and other contractually fixed expenses, (ii) increased for inflation at a rate equal to the consumer price index for the preceding twelve month period (unless adjusted pursuant to clause (i) hereof), and (iii) adjusted, in Lender's reasonable determination, for significant non-recurring credits or charges included in the expenses for the T12.

          Notwithstanding anything to the contrary contained herein, until such time as the Valley Mall Anchor Lease Requirements have been satisfied, all revenue and income from any tenant under a lease executed with respect to the Valley Mall Expansion shall be excluded, whether or not such tenant is in occupancy. In addition, notwithstanding anything to the contrary contained herein, solely for the purposes of determining Underwritten Net Operating Income in order to qualify for the Bradley and Jacksonville Advances, the projected base rent income from the Stadium Theater tenants of the Bradley Mall and Jacksonville Mall during the twelve (12) month period succeeding the determination date shall be included as revenue upon execution of leases for such theaters which leases have been approved by Lender (without such tenant having taken possession or commenced paying rent), and all projected expenses related thereto shall be included as expenses (including, without limitation, the assumed management fee, a $0.15 per square foot replacement reserve) . Notwithstanding anything to the contrary contained herein (including the immediately preceding sentence) the Marquee Stadium Theater income at the Bradley Square Mall shall be excluded from all calculations of Underwritten Net Operating Income, for all purposes (and whether for purposes of a Bradley and Jacksonville Advance or any other advance) and the advance for the Marquee Stadium Theater at Bradley Square Mall shall not be made by Lender unless Borrowers provide evidence to Lender that Marquee Theaters at the Bradley Square Mall is contributing not less than $1,500,000 of its own funds to the construction and fixturing of the Marquee Stadium Theater at Bradley Square Mall.

          "Valley  Mall":   that  certain shopping mall located  in  Hagerstown,
     Maryland, including, but not limited to, the Valley Mall Expansion, unless otherwise specified herein.

          "Valley Mall Anchor Lease Requirements": as defined in the Building Loan Agreement.

          "Valley Mall Construction Loan": a portion of the Loan not to exceed the lesser of (a) $26,034,000, (b) the actual cost required to be paid by the Borrower that owns the Valley Mall, as landlord, to complete the Valley Mall Expansion, or (c) such lower amount as may be permitted under the Funding Threshold or the Building Loan Agreement) to finance construction of the Valley Mall Expansion, such Valley Mall Construction Loan to include the Valley Mall Reimbursement Advance and the Valley Mall Theater Advance.

          "Valley  Mall  Expansion":  as  defined  in  the  Building   Loan
     Agreement.

          "Valley Mall Expansion Additional Funding Threshold Requirements": advances for the Valley Mall Expansion, including the Valley Mall Reimbursement Advance, may not exceed $26,034,000 in the aggregate, of which no more than $6,034,000 may be used for the Valley Mall Theater Advance.

          "Valley Mall Expansion Parcel": the real property described on Exhibit M attached hereto.

          "Valley  Mall  Like-Kind  Exchange  Parcels":   the  Valley  Mall
     Expansion Parcel and the Montgomery Ward Option Parcel, collectively.

          "Valley Mall Reimbursement Advance": the portion of the Initial Funding to be used to reimburse Borrowers for expenditures of up to $6,000,000 incurred as of the Third Modification Date and approved by Lender with respect to the Valley Mall Expansion.

          "Valley  Mall  Theater  Advance":   a  portion  of  the  Valley   Mall
     Construction Loan made pursuant to Additional Advances in an aggregate amount up to $6,034,000, to be used to finance the Townward Site Improvements.

          1.2 Other Definitional Provisions. (a) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in the Note or any certificate or other document made or delivered pursuant hereto.

          (b) As used herein and in the Note, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Borrowers and their respective Subsidiaries not defined in Section 1.1 and accounting terms partly defined in Section 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.

          (c) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (d) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.


                   SECTION 2.  AMOUNT AND TERMS OF COMMITMENT

          2.1 Commitment. Subject to the terms and conditions hereof, the Lender agrees to make the Loan to the Borrowers during the Commitment Period in an aggregate principal amount at any one time outstanding which does not exceed the Funding Threshold. During the Commitment Period the Borrowers may use the Commitment by borrowing, prepaying the Loan in whole or in part at such times, and under such conditions, as permitted under this Agreement, and reborrowing, all in accordance with the terms and conditions hereof.

          2.2 Procedure for Borrowing. (a) The Borrowers may borrow under the Commitment during the Commitment Period in an aggregate principal amount not exceeding the Funding Threshold then in effect; provided that the Borrowers shall give the Lender notice of such borrowing (a "Notice of Borrowing"), which notice must be received by the Lender prior to 10:00 a.m., New York time, at least 30 days prior to the requested Borrowing Date for any advance under a Construction Loan and at least 10 Business Days prior to the requested Borrowing Date for any other advance (provided, however, that if Lender elects pursuant to the provisions of subparagraph (i) below to re-audit the Underwritten Net Operating Income of the Secured Line Properties, Lender shall have 45 days from the request for an advance to make such advance). The Notice of Borrowing shall include a certification of a Responsible Officer specifying (1) the amount to be borrowed, (2) the requested Borrowing Date, (3) whether the borrowing is for an advance under a Construction Loan, (4) the calculation of the Funding Threshold, and a certification that the Funding Threshold will not be exceeded by such requested borrowing, (5) the purpose for which such advance is requested (which purpose shall be a permitted purpose hereunder), and (6) a certification that all other conditions for such Advance, including conditions set forth in Article V hereof and in the Building Loan Agreement, if applicable, have been satisfied. In the event the Borrowers revoke such Notice of Borrowing prior to the Lender's disbursement of an advance, the Borrowers shall reimburse the Lender and its agents and contractors for all reasonable expenses actually incurred by such parties in connection with such proposed advance.

          (b) Beginning on the Third Modification Date, borrowings shall only be permitted under the Commitment for (i) the Initial Funding, (ii) the Bradley and Jacksonville Mall Advances, and (iii) Additional Advances, pursuant to and in accordance with the terms of this Agreement.

          (c) Each borrowing under the Commitment (other than advances under a Construction Loan) shall be in an amount equal to or greater than $3,000,000, and each borrowing under a Construction Loan shall be in an amount equal to or greater than $500,000. No borrowings shall be permitted more than once in any calendar month.

          (d) Notwithstanding anything to the contrary contained herein, the Borrowers shall not be permitted to borrow under the Commitment at any time after the first day of the last full calendar month immediately preceding the Termination Date, any advance during the last 120 days prior to the Termination Date to be based on the Funding Threshold in effect as of the end of the previous calendar quarter.

          (e) On and after the Third Modification Date, Borrowers shall be entitled to advances of the Initial Funding, provided that:

          (i) amounts advanced do not exceed the Funding Threshold (Lender hereby acknowledging that the calculation thereof to be based on the Initial Deemed Satisfaction);

          (ii) amounts advanced are used for the purposes permitted under this Agreement;

          (iii) no  advances may be made under the Valley Mall Construction
                Loan unless the requirements of subparagraph (h) below have been satisfied (provided, however, that the Valley Mall Anchor Lease Requirements need not be satisfied for the Initial Funding);

          (iv) the Valley Mall Reimbursement Advance is subject to verification by Lender's construction consultant of (A) work in place (hard costs and Lender approved soft costs) of not less than $6,000,000 performed in accordance with the plans and specifications previously approved by Lender, (B) remaining cost to complete the Valley Mall Expansion of not more than $20,034,000, and (C) other draw conditions contained in the Building Loan Agreement;

          (v) Borrowers shall be entitled to a disbursement of up to $12,641,230 of the Initial Funding to be applied to the Borrowers' capital investment in Borrower Affiliates or the Operating Partnership to finance the acquisition of regional shopping malls, to working capital needs and to other purposes, as determined by Borrowers in their sole discretion; and

          (vi) all other conditions for such advances set forth in Section 5 below have been satisfied.

          (f) On and after the Third Modification Date, Borrowers shall be entitled to the Bradley and Jacksonville Mall Advances, provided that:

          (i)  amounts advanced do not exceed the Funding Threshold;

          (ii) amounts advanced are used for the purposes permitted under this Agreement;

          (iii) Lender has approved the creditworthiness of the tenant for the Stadium Theater to be constructed (provided that if such tenant is Carmike for Jacksonville Mall and Marquee for Bradley Mall, Lender has approved, or waived the approval of, the creditworthiness of such tenants);

          (iv) the requirements of subparagraph (h) below with respect to Construction Loans have been satisfied;

          (v) the Borrowers shall not have already borrowed Additional Advances in excess of $109,000,000 on the basis of achieving a COC in excess of 13.0% for purposes of the applicable Minimum COC Requirements used in determining the Funding Threshold; and

          (vi) all other conditions for such advances set forth in Section 5 below have been satisfied.

          (g) On and after the Third Modification Date, Borrowers shall be entitled to Additional Advances, provided that:

          (i)  amounts advanced do not exceed the Funding Threshold;

          (ii) the proceeds of such Additional Advances will be used for purposes permitted by this Agreement;

          (iii) the Operating Partnership shall be entitled to funding of the Operating Partnership Developer Fee only if at least 65% of the In-Line Space of the Valley Mall Expansion is leased pursuant to arm's-length leases and the tenants thereof have taken possession and commenced paying rent;

          (iv) prior to funding any Additional Advance, Borrowers shall have satisfied the Valley Mall Anchor Lease Requirements;

          (v) prior to funding any Additional Advance above and beyond a Valley Mall Theatre Advance, Borrowers shall have satisfied all other conditions for, and there shall be availability under the Loan for, disbursements under the Valley Mall Theater Advance; and

          (iv) all other conditions for such advances set forth in Section 5 below have been satisfied.

          (h) Advances under each Construction Loan shall be made by Lender pursuant to the following terms and conditions. In addition to all conditions set forth herein, including, without limitation, all conditions set forth in
Section 5 hereof:

          (i)  the   Building  Loan  Agreement  shall  have  been  executed  and delivered simultaneously with the execution and delivery of this Agreement; and

          (ii) Construction Loan advances will be made on the terms and conditions set forth in the Building Loan Agreement, and Lender will advance funds under such Construction Loan to pay for construction costs (A) as part of the Initial Funding, to the extent permitted hereunder, and (B) otherwise, as such costs are incurred, in accordance with, and subject to, the terms and provisions of the Building Loan Agreement.

          (i) Lender shall have the right to condition an advance upon a re-audit of the Underwritten Net Operating Income of the Secured Line Properties, in scope and substance as reasonably determined by Lender, (i) if Borrowers have requested an increase in the amount of funds available under the Loan since the date of the last audit of the Underwritten Net Operating Income, (ii) at the end of each calendar year, and (iii) if Lender reasonably determines that a material adverse change may have occurred in the business or financial condition or management of Borrowers, the Secured Line Properties or any anchor or theater tenant or non-tenant anchor since the date of the last audit of the Underwritten Net Operating Income, provided, however, that Lender may require that any such re-audit be performed by an outside third-party accountant at Borrowers' expense no more than once each year and at any other times as a re-audit may be performed under (iii) above (any additional re-audits permitted hereunder to be performed internally by the Lender).

          2.3 Additional Properties. If Borrowers desire to obtain funds in excess of the amount then available pursuant to the Funding Threshold (but in no event in excess of $150,000,000), Borrowers may from time to time identify to Lender one or more properties to secure the Loan in addition to the then existing Secured Line Properties, which will be subject to approval by Lender in its sole and absolute discretion following the performance by Lender of its customary underwriting procedures. Lender shall not be under any obligation to accept any such property as collateral for the Loan. If the Borrowers wish to submit a proposed property for inclusion as an Additional Secured Line Property, the Borrowers shall, at the Borrowers' sole cost and expense, submit to the Lender for the Lender's review and approval, all of the due diligence materials more particularly set forth in Schedules 1 and 2 attached hereto (including, without limitation, a Subordination, Non-Disturbance and Attornment Agreement substantially in the form of Exhibit E hereto from each of the tenants under leases at such proposed property, as requested by the Lender, or evidence satisfactory to the Lender and the title insurance company issuing a commitment to insure the Lender's proposed advance with respect to such proposed property that such leases are subordinate by their terms). The Lender shall endeavor, but shall not be obligated, to complete its underwriting procedures with respect to such proposed Additional Secured Line Property and, in the event the Lender grants its approval to such property, to complete the funding of an advance hereunder for the purpose of acquiring such proposed Additional Secured Line Property, within forty-five (45) days following the Lender's receipt of all documentation required hereunder (excluding any estoppels and Subordination, Non-Disturbance and Attornment Agreements).

          2.4 Release of Properties. Except as provided in Sections 2.7 and 2.8 below with respect to Out-Parcels and Option Parcels, respectively, no Secured Line Property or any portion thereof will be released from the Lien of its corresponding Security Documents (a "Release") until such time as the Loan and all other amounts (including, without limitation, the Exit Fee) payable under the Loan Documents have been paid in full (subject in all respects to the prepayment prohibition in Section 3.2) and this Agreement has been terminated in accordance with the provisions hereof.

          2.5 Servicing Fee, Commitment Fee, Extension Fee, Exit Fee. (a) The Lender may, at its option, enter into such sub-servicing arrangements as the Lender deems appropriate for purposes of servicing the Loan. Lender shall be responsible for any obligations to CB Servicing, Inc. under that certain Amended and Restated Subservicing Agreement dated September 24, 1998 between Lender and CB Servicing, Inc., as amended by the amendment thereto being executed and delivered simultaneously with the execution and delivery of this Agreement.

          (b) The Borrowers agree to pay to the Lender a commitment fee equal to 0.5% of the principal amount of the Loan, in consideration of Lender's agreement to extend the Termination Date, as provided herein and in the Third Modification Commitment, which fee is payable as follows:

          (i) on the Third Modification Date the Borrowers shall pay a portion of the commitment fee equal to $675,000 (representing 0.5% of $135,000,000), and

          (ii) beginning at such time as the Borrowers request an advance hereunder that would cause the Principal Balance to exceed $135,000,000, the Borrowers shall pay Lender, as a condition for receipt of such requested advance, a commitment fee equal to 0.5% of the portion of the Principal Balance (after taking into account the requested advance) in excess of $135,000,000 for which the commitment fee has not yet been paid.

          (c) The Borrowers agree to pay to the Lender the Exit Fee on date of payment in full of the Loan, whether on or prior to the Termination Date.

          2.6  Intentionally Omitted

          2.7 Release of Out-Parcel. At any time after the date hereof, the Borrowers may obtain a release of an Out-Parcel, or, a portion of an Out-Parcel, from the lien of the related Mortgage upon sixty (60) days prior written notice, provided that such release shall only be granted if the following conditions have been met or satisfied:

               (i) The Borrowers shall reimburse the Lender for any reasonable costs and expenses the Lender actually incurs arising from the transfer of the Out-Parcel and any release of the Out-Parcel from the lien of the related Mortgage (including, without limitation, reasonable attorneys fees and expenses);

               (ii) At  the  time the Borrowers request such release and at  the time such release is granted there is no Event of Default continuing;

               (iii) The intended use of the Out-Parcel shall be for income producing activities and consistent with the use to which out-parcel and expansion parcels are generally used in first class retail shopping malls;

               (iv) No part of the remaining Secured Line Property shall be part of a tax lot affecting any portion of the Out-Parcel released or portion thereof released;

               (v) Each applicable municipal authority exercising jurisdiction over the Out-Parcel has approved a lot-split ordinance or other applicable action under local law dividing the Out-Parcel to be released or portion thereof to be released from the remainder of the Secured Line Property and assigning separate tax identification numbers to each;

               (vi) A  metes  and bounds description of the Out-Parcel has  been delivered  to  Lender,  together  with,  if  previously  not delivered to the Lender, an ALTA survey meeting the requirements of this Agreement, or other evidence reasonably satisfactory to the Lender describing the remaining Secured Line Property, and a site plan for all construction intended to be financed at such Secured Line Property with proceeds of a Construction Loan hereunder, demonstrating that such Out-Parcel is not necessary for the construction or operation of the Valley Mall Expansion or the Stadium Theater, as applicable;

               (vii) All  requirements under all laws, statutes, rules  and regulations (including, without limitation, all  zoning and
                     subdivision   laws,   setback  requirements, sideline
                     requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Secured Line Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Lender which in form and substance would be acceptable to a prudent lender;

               (viii) As  a  result of the lot split, the remaining  Secured
                      Line Property and the Out-Parcel each considered alone will not be in violation of any applicable law, statute, rule or regulation (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetland requirements) and all necessary variances, if any, shall have been obtained and evidence thereof has been delivered to the Lender which in form and substance would be acceptable to a prudent lender;

               (ix) The   Lender   shall   have  received  evidence   reasonably
                    satisfactory to it that the Out-Parcel has been transferred to a Person who is not an Affiliate of the Borrowers, except in the case of any Valley Mall Out-Parcel which is intended to be used for the development of a strip shopping center;

               (x) Appropriate reciprocal easement agreements for the benefit and burden of the remaining Secured Line Property and the Out-Parcel regarding the use of common facilities of such parcels, including, but not limited to, roadways, parking areas, utilities and community facilities by the occupants of the remaining Secured Line Property and the Out-Parcel, in a form and substance that would be acceptable to a prudent lender, shall be declared and recorded. The remaining Secured Line Property and the Out-Parcel shall be in compliance with all applicable Major Leases (including, but not limited to, parking requirements and parking ratios), and all easements and property agreements contained in the Permitted Encumbrances, as applicable, for such Secured Line Property;

               (xi) The  occupancy  rate  (including  anchor  tenants)  of  such
                    Secured  Line Property shall be greater than the greater  of
                    (A) 80% and (B) the occupancy rate on the date hereof (provided that if the occupancy rate was 90% or greater on the date hereof it shall not be necessary that such property have an occupancy rate greater than 90%);

               (xii) The Underwritten Net Operating Income as of the date of the Out-Parcel release allocable to the remaining Secured Line Properties shall not be less than the Underwritten
                     Net Operating Income for the Secured Line Properties as of the date hereof;

               (xiii) No  tenant  under  any Lease whose parent's  long-term unsecured debt rating is rated at least "BBB" has executed, or is negotiating in contemplation of executing, a Lease with respect to a portion of the Out-Parcel (unless such tenant is replaced by a tenant whose parent's rating is equal or better);

               (xiv) Title  policy endorsements have been delivered to  the effect that the release of the Out-Parcel will not have an adverse affect on the priority of the Lien of the Mortgage on the remaining portion of the Secured Line Property;

               (xv) The Borrowers have delivered an officer's certificate to the effect that the conditions in subsection (i) - (xiv) have occurred;

               (xvi) Approval of such release by the Lender, which approval shall not be unreasonably withheld, conditioned or delayed;

               (xvii) The  Borrowers  shall  execute  such  documents   and
                      instruments and obtain such opinions of counsel as a prudent lender would require;

               (xviii) The   Borrowers  shall  deliver  evidence  reasonably
                       satisfactory to the Lender that the release of the Out- Parcel will not have a Material Adverse Effect;

               (xix)The Borrowers shall deliver to the Lender all net proceeds of the sale of the Out-Parcel (such proceeds, in the case of Valley Mall, to be net of up to $1,220,000 reimbursement to the Borrowers of Out-Parcel development costs, in addition to other customary sales transaction costs) for deposit by Lender into the Rollover Reserve, to be used to pay for leasing commissions and tenant improvements at the respective Secured Line Property, in accordance with the provisions of the Reserve Agreement;

               (xx) Borrowers have delivered to Lenders a site plan or other satisfactory evidence that no portion of such Out-Parcel is required for the Valley Mall Expansion or the construction of the Stadium Theaters at either Bradley Square Mall or Jacksonville Mall;

               (xxi)If the Out-Parcel is the 20-acre Out-Parcel at Mt. Berry
                    Mall for which Borrowers requested Lender to approve a change in zoning, all requirements of Lender's approval set forth in Exhibit N have been satisfied;

             (xxii) Any sale commission payable to the REIT or any of its
                    Affiliates does not exceed 15%, unless otherwise approved by Lender; and

            (xxiii) Such Out-Parcel is not an income-producing property (the release of any income-producing Out-Parcel to be subject to the approval of the Lender in its sole discretion, and subject to satisfaction of such additional conditions as Lender may impose).

     2.8 Release of Option Parcels. At any time, Borrowers may obtain the release of an Option Parcel from the lien of the applicable Mortgage, provided that such release is made in accordance with the May Option or Montgomery Ward Option, as applicable, and shall only be granted if the following conditions have been met or satisfied:

          (i)  Borrower  shall  reimburse Lender for any  reasonable  costs  and expenses it actually incurs arising from the release of the Option Parcel from the lien of the applicable Mortgage (including, without limitation, reasonable attorneys fees and expenses);

          (ii) At the time the Borrowers request such release and at the time such release is granted there is no Default or Event of Default continuing;

          (iii) Each applicable municipal authority exercising jurisdiction over the Option Parcel shall have approved, or shall be prepared to approve, as part of its standard approval process, a lot-split ordinance or other applicable action under local law dividing the Option Parcel from the remainder of the applicable Secured Line Property and assigning separate tax identification numbers to each;

          (iv) Upon the release of the Option Parcel and after the completion of the standard approval process for tax lot-splits by the applicable municipal authority exercising jurisdiction over the Option Parcel, no part of the remaining applicable Secured Line Property shall be part of a tax lot affecting any portion of the Option Parcel;

          (v) Lender shall have received appropriate title endorsements to the title policies issued in connection with the Loan confirming the priority of the lien of the Mortgage on the remaining portion of the Secured Line Property;

          (vi) A metes and bounds description of the Option Parcel has been delivered to Lender, together with, if previously not delivered to the Lender, an ALTA meeting the requirements of this Agreement or other evidence reasonably satisfactory to Lender describing the remaining Secured Line Property, and a site plan for all construction intended to be financed at such Secured Line Property with proceeds of a Construction Loan hereunder, demonstrating that the conveyance of such Option Parcel will not negatively affect the operation of the Valley Mall (including the Valley Mall Expansion);

          (vii) All requirements under all laws, statutes, rules and regulations (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Secured Line Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Lender which in form and substance is appropriate for the jurisdiction in which the Secured Line Property is located;

          (viii) The Lender shall receive evidence that the Option Parcel is transferred to a Person who is not an Affiliate of Borrowers, and that such Option Parcel will be used for the purposes set forth in the May Option or the Montgomery Ward Option, as applicable;

          (ix) Appropriate reciprocal easement agreements for the benefit and burden of the remaining Secured Line Property and the Option Parcel regarding the use of common facilities of such parcels, including, but not limited to, roadways, parking areas, utilities and community facilities by the occupants of the remaining Secured Line Property and the Option Parcel, in form and substance reasonably acceptable to Lender, shall be declared and recorded. In addition, all operating covenants, if any, of the tenants under the May Option Agreement or Montgomery Ward Option Agreement, as applicable, remain in full force and effect after such release;

          (x) The remaining portion of the Secured Line Property and the Option Parcel shall be in compliance with all applicable covenants under all anchor leases and Major Leases (including, but not limited to, parking requirements) and all easements and property agreements contained in the Permitted Encumbrances for such Secured Line Property; and

          (xi) Borrowers shall execute such documents and instruments and obtain such opinions of counsel as are typical for similar transactions.

          SECTION 3.  GENERAL PROVISIONS APPLICABLE TO LOAN

          3.1 Interest Rates and Payment Dates. (a) The Loan shall bear interest for each day during each Interest Period with respect thereto at a rate per annum equal to the LIBOR Rate determined for such Interest Period, provided, however, that during the first Interest Period, for each day up to and including the Third Modification Date, the Loan shall bear interest at the Interest Rate specified in the Existing Credit Agreement. In the event, and on each occasion, that on any Determination Date the Lender shall have determined in good faith (which determination shall be conclusive and binding upon the Borrowers) that Dollar deposits in an amount approximately equal to the portion of the Principal Balance which is to bear interest at a particular LIBOR Rate during such particular Interest Period in accordance with the provisions of this Agreement are not generally available at such time in the London Interbank Market, or reasonable means do not exist for ascertaining a LIBOR Rate for such particular Interest Period, the Lender shall so notify the Borrowers and the interest rate applicable to the portion of the Principal Balance with respect to which such LIBOR Rate was to pertain shall automatically be converted to the Floating Rate as of the date upon which such particular Interest Period was to have commenced, it being agreed that the Floating Rate shall remain in effect thereafter with respect to such portion of the Principal Balance unless and until the Lender shall have determined in good faith (which determination shall be conclusive and binding upon the Borrowers) that the aforesaid circumstances no long exist, whereupon the interest rate applicable to such portion of the Principal Balance shall be converted back to a LIBOR Rate determined in the manner hereinabove set forth effective as of the first Interest Period which occurs ten (10) Business Days or more after such good faith determination by the Lender. If any change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for the Lender to make or maintain LIBOR Rates with respect to the Principal Balance or any portion thereof or to fund the Principal Balance or any portion thereof at LIBOR Rates in the London Interbank Market or to give effect to its obligations as contemplated by this Section, then, upon notice by the Lender to the Borrowers, the interest rate applicable to the entire Principal Balance shall be automatically converted to the Floating Rate, it being agreed that any notice given by the Lender to the Borrowers pursuant to this sentence shall, if lawful, be effective insofar as it pertains to any particular portion of the Principal Balance bearing interest at a particular LIBOR Rate on the last day of the then existing Interest Period pertaining to such particular portion of the Principal Balance, or if not lawful, shall be effective immediately upon being given by the Lender to the Borrowers, and that the Floating Rate shall remain in effect thereafter with respect to such particular portion of the Principal Balance unless and until the Lender shall have determined in good faith (which determination shall be conclusive and binding upon the Borrowers) that the aforesaid circumstances no longer exist, whereupon the interest rate applicable to such portion of the Principal Balance shall be converted to a LIBOR Rate determined in the manner hereinabove set forth effective as of the first Interest Period which occurs ten (10) Business Days or more after such good faith determination by the Lender.

          (b) Interest shall be calculated on the basis of a 360-day year and the actual number of days elapsed. If all or a portion of (i) any principal of the Loan, (ii) any interest payable thereon, (iii) any Commitment Fee, (iv) the Exit Fee, or (v) any other amount payable hereunder or under any Loan Document shall not be paid when due (whether at the stated maturity, by acceler-ation or otherwise), the Principal Balance and any such overdue interest, Com-mitment Fee, Exit Fee or other amount shall bear interest at a rate per annum which is the rate that would otherwise be applicable thereto pursuant to the provisions of this Agreement plus 5%, in each case from the date of such non-payment until such overdue principal, interest, Commitment Fee, servicing fee or other amount is paid in full.

          (c) Interest shall be payable in arrears on each Interest Payment Date, provided that interest accruing pursuant to subparagraph (b) of this Section shall be payable from time to time on demand.

          (d) Notwithstanding anything to the contrary contained herein, the entire Principal Balance and all other Obligations due and payable under the Loan Documents, if not sooner paid or required to be paid pursuant to the terms of this Agreement, shall be immediately due and payable on the Termination Date.

          3.2 Optional Prepayments. The Loan may not be prepaid, in whole or in part, during the Lockout Period, other than prepayment of the entire Loan on any scheduled payment date, in connection with an arm's-length sale by Borrowers to a non-affiliated entity of one or more Secured Line Properties, provided that Borrowers (a) provide Lender with at least ten (10) Business Days irrevocable notice of such prepayment, and (b) pay Lender the Exit Fee. Thereafter, the Secured Credit Line may be prepaid, in whole or in part on any scheduled payment date or other date mutually satisfactory to Borrowers and Lender, upon at least ten (10) Business Days irrevocable notice to Lender, subject to payment of the Exit Fee upon any prepayment in full and termination of this Agreement. If following the occurrence of any Event of Default, Borrowers shall tender payment of an amount sufficient to satisfy all or any portion of the Obligations, such tender by Borrower shall be deemed to be voluntary and may be accepted or rejected by Lender in its sole discretion. If Lender accepts such tender, Borrower shall pay, in addition to the Obligations, the Exit Fee. If any such notice is given, the amount specified in such notice shall be due and payable on the Interest Payment Date specified therein, together with the Exit Fee. Partial prepayments pursuant to this Section 3.2 shall be in an aggregate principal amount of $1,000,000 or multiples of $100,000 in excess thereof.

          3.3 Mandatory Prepayments. (a) If on any date the Principal Balance exceeds the Funding Threshold in effect on such date or the Funding Threshold is exceeded as calculated (such condition, a "Borrowing Base Deficiency"), the Borrowers shall, (i) within 15 days of the first date on which a Borrowing Base Deficiency existed which has not been subsequently cured, submit to the Lender a plan (a "Borrowing Base Restoration Plan"), in reasonable detail, and in form and substance satisfactory to the Lender, pursuant to which the Borrowers propose to eliminate such Borrowing Base Deficiency whether by prepayment or designation of additional Acquired Properties, which Borrowing Base Restoration Plan shall be certified by a Responsible Officer as having been approved and adopted on behalf of the Borrowers and which approval remains in effect, and
(ii) within 60 days after the submission by the Borrowers of the Borrowing Base Restoration Plan with respect to such Borrowing Base Deficiency to the Lender, eliminate the Borrowing Base Deficiency.

          (b) If such Borrowing Base Deficiency is not eliminated within 60 days, then the entire outstanding of the Loan, together with all accrued interest, shall be immediately due and payable, together with the Exit Fee and all other amounts payable hereunder.

          3.4 Payments. Each payment by the Borrowers hereunder or under the Note or under any other Loan Document shall be made in funds settled through the New York Clearing House Interbank Payments System or other funds immediately available to the Lender by 12:00 p.m., New York City time, on the date such payment is due by deposit to such account as the Lender may designate by written notice to the Borrowers. Whenever any payment hereunder or under the Note shall be stated to be due on a day which is not a Business Day, such payment shall be made on the first Business Day thereafter.

          3.5 Increased Cost and Reduced Return. (a) If, after the date hereof, the adoption of any applicable law, rule, or regulation, or any change in any applicable law, rule, or regulation, or any change in the interpretation or administration thereof by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by the Lender with any request or directive (whether or not having the force of law) of any such Governmental Authority, central bank, or comparable agency, in each case of general application:

          (i) shall subject the Lender to any tax, duty, or other charge with respect to the Loan, the Note, or its obligation to make the Loan, or change the basis of taxation of any amounts payable to the Lender under this Agree-ment or the Note in respect of the Loan (other than corporate, stock or fran-chise taxes and other taxes imposed on the overall net income of the Lender by any jurisdiction);

          (ii) shall impose, modify, or deem applicable any reserve, special deposit, assessment or similar requirement relating to any extensions of credit of the type of which the Loan is a part by the Lender; or

          (iii) shall impose on the Lender or on the London Interbank Market any other condition affecting this Agreement or the Note or any of such exten-sions of credit or liabilities or commitments;

and the result of any of the foregoing is to increase the actual cost to the Lender of making or maintaining the Loan or to reduce any sum received or receivable by the Lender under this Agreement or the Note with respect to the Loan, then the Borrowers shall pay to the Lender on demand such amount or amounts as will compensate the Lender for such increased cost or reduction.

          (b) If, after the date hereof, the Lender shall have determined that the adoption of any applicable law, rule, or regulation regarding capital adequacy or any change therein or in the interpretation or administration thereof by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority, central bank, or comparable agency, in each case of general application, has or would have the effect of reducing the rate of return on the capital of the Lender as a consequence of the Lender's obligations hereunder to a level below that which the Lender could have achieved but for such adoption, change, request, or directive (taking into consideration its policies with respect to capital adequacy), then from time to time upon demand the Borrowers shall pay to the Lender such additional amount or amounts as will compensate the Lender for such reduction.

          (c) The Lender shall promptly notify the Borrowers of any event of which it has knowledge, occurring after the date hereof, which will entitle
the  Lender  to compensation  pursuant  to  this  Section.   In  the  event  the
Lender claims compensation under this Section, it shall furnish to the Borrowers a detailed statement setting forth the additional amount or amounts to be paid to it hereunder, which shall be conclusive in the
absence  of  manifest  error.   In determining  such  amount,  the  Lender may
use  any  reasonable  averaging  and attribution  methods.   The agreements of
the Borrowers to provide additional compensation pursuant to this Section shall survive the termination of this Agreement and the payment of the Loan and all other amounts payable hereunder.

          3.6 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for the Lender to make, maintain, or fund the Loan hereunder, then the Lender shall promptly notify the Borrowers thereof and the Lender's obligation to continue funding the Loan shall be suspended until such time as the Lender may again make, maintain, and fund the Loan. If such suspension lasts longer than thirty (30) days, the Borrowers, upon payment in full of the then outstanding portion of the Obligations, may terminate this Agreement and, upon such termination, shall have no further liability hereunder or under the other Loan Documents except for such liabilities which are specifically intended to survive the prepayment of the Loan.

          3.7 Taxes. (a) Any and all payments by the Borrowers to or for the account of the Lender hereunder or under any other Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of the Lender, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which the Lender is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrowers shall be required by law to deduct any Taxes from or in respect of any sum payable to the Lender under this Agreement or any other Loan Document, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.7) the Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrowers shall make such deductions, (iii) the Borrowers shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law, and (iv) the Borrowers shall furnish to the Lender, at its address referred to in Section 11.2, the original or a certified copy of a receipt evidencing payment thereof. Notwithstanding the foregoing, the Borrowers may, in good faith, and by proper legal proceedings, diligently contest the validity, amount or application of any Taxes in accordance with the provisions (if any) of the applicable Mortgage.

          (b) In addition, the Borrowers agree to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under this Agre-ement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, this Agreement or any other Loan Document (herein-after referred to as "Other Taxes").

          (c) The Borrowers agree to indemnify the Lender for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this
Section 3.7) paid by the Lender and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto.

          (d) Except as otherwise specifically set forth in the Reserve Agree-ment, the
Borrowers shall pay all Taxes on or before the delinquency thereof and shall furnish to the Lender, within ten (10) Business Days following the Borrowers' receipt from the applicable Governmental Authority, the original or a certified copy of a receipt evidencing such payment.

          (e) Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements and obligations of the Borrowers contained in this Section 3.7 shall survive the termination of the Commitment and the payment in full of the Note.

          3.8 Reserves. The Borrowers shall at all times maintain with the Lender such reserves and in such amounts as the Lender may, from time to time, require in the Lender's sole and absolute discretion (the "Reserves"). In furtherance of the foregoing and not by way of limitation thereof, the Borrowers shall pay to the Lender on each Interest Payment Date (a) one-twelfth of an amount which would be sufficient to pay the real property taxes and assessments applicable to the Secured Line Properties payable, or estimated by the Lender to be payable, during the next ensuing twelve (12) months and (b) following the occurrence and continuance of an Event of Default or failure to pay a required insurance premium, one-twelfth of an amount which would be sufficient to pay the Insurance Premiums due for the renewal of the coverage afforded by the Insurance Policies upon the expiration thereof. If the Reserves are not sufficient to pay the items set forth above, the Borrowers shall promptly pay to the Lender, within five (5) days of demand therefor, an amount which the Lender shall reasonably estimate as sufficient to make up the deficiency. The Lender shall hold all Reserves in an interest bearing escrow account bearing interest at a money-market rate as determined by the Lender. All interest earned on the Reserves shall be added back into the Reserves. The Lender shall not be responsible for any losses resulting from the investment of the Reserves or for obtaining any specific level or percentage of earnings on such investments.


                   SECTION 4.  REPRESENTATIONS AND WARRANTIES

          To induce the Lender to enter into this Agreement and to make the Loan, each Borrower hereby represents and warrants to the Lender that:

          4.1 Financial Condition. (a) The consolidated balance sheet of each Borrower and its consolidated Subsidiaries as of December 31, 1998 and the related consolidated statements of income and of cash flows for the fiscal year ended on such date, reported on by such Borrower's accounting firm, copies of which have heretofore been furnished to the Lender, are complete and correct and present fairly the consolidated financial condition of each Borrower and its consolidated Subsidiaries as of such date, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended. The unaudited consolidated balance sheet of each Borrower and its consolidated Subsidiaries as at June 30, 1999 and the related unaudited consolidated statements of income and of cash flows for the six-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to the Lender, are complete and correct and present fairly the consolidated financial condition of each Borrower and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the six-month period then ended (subject to normal year-end audit adjustments). All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved. Neither the
Borrowers nor any of their consolidated Subsidiaries had, at the date of the most recent balance sheet referred to above, any material Guarantee Obligation, contingent liability or liability for taxes, or any long-term lease or unusual forward or long-term commitment, including, without limitation, any interest rate or foreign currency swap or exchange transaction or other financial derivative, which is not reflected in the foregoing statements or in the notes thereto. During the period from June 30, 1999 to and including the date hereof there has been no sale, transfer or other disposition by such Borrower or any of its consolidated Subsidiaries of any material part of its business or property and no purchase or other acquisition of any business or property (including any Capital Stock of any other Person) material in relation to the consolidated financial condition of such Borrower and its consolidated Subsidiaries at June 30, 1999.

          (b) No Borrower is contemplating either the filing of a petition by it under state or federal bankruptcy or insolvency laws or the liquidation of all or a major portion of its assets or property, and no Borrower has knowledge of any Person contemplating the filing of any such petition against it.

          4.2 No Change. Since December 31, 1998 there has been no development or event which has had or could reasonably be expected to have a Material Adverse Effect.

          4.3 Existence; Compliance with Law. Each Borrower (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has the power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged, (c) is duly qualified as a foreign partnership and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, and (d) is in compliance with all Requirements of Law except to the extent that the failure to comply therewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

          4.4 Power; Authorization; Enforceable Obligations. Each Borrower has the power and authority, and the legal right, to make, deliver and perform the Loan Documents and to borrow hereunder and has taken all necessary action to authorize the borrowings on the terms and conditions of this Agreement and the Note and to authorize the execution, delivery and performance of the Loan Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of the Loan Documents to which it is a party. This Agreement has been, and each other Loan Document to which it is a party will be, duly executed and delivered on behalf of such Borrower. This Agreement constitutes, and each other Loan Document to which it is a party when executed and delivered will constitute, a legal, valid and binding obligation of such Borrower enforceable against such Borrower in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

          4.5 No Legal Bar. The execution, delivery and performance of the Loan Documents to which each Borrower is a party, the borrowings hereunder and the use of the proceeds thereof will not violate any Requirement of Law or Contractual Obligation of such Borrower and will not result in, or require, the creation or imposition of any Lien on any of its properties or revenues pursuant to any such Requirement of Law or Contractual Obligation (other than Liens created by the Security Documents in favor of the Lender).

          4.6 No Material Litigation. To the best of each Borrower's knowledge and except as set forth on Schedule 4.6 of this Agreement, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of each Borrower, threatened by or against such Borrower or against any of its properties or revenues which could reasonably be expected to have a Material Adverse Effect.

          4.7 No Default. No Borrower is in default under or with respect to any of its Contractual Obligations in any respect which could reasonably be expected to have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.

          4.8 Ownership of Property; Liens. (a) Each Borrower has good record and marketable title in fee simple to, or a valid leasehold interest in, each of its Secured Line Properties, and good title to, or a valid leasehold interest in, all its other property, Lender acknowledging, however, that the Valley Mall Borrower does not yet have title to the Valley Mall Expansion Parcel. None of the Collateral is subject to any Lien except for the Security Documents. To the best of each Borrower's knowledge, there are no claims for payment for work, labor or materials affecting any of the Secured Line Properties which are or may become a Lien prior to, or of equal priority with, the Liens created by the Security Documents.

          (b) Each of the Secured Line Properties has rights of access to public ways and is served by adequate water, sewer, sanitary sewer and storm drain facilities. Except as may be shown on the applicable survey, all public utilities necessary or convenient to the full use and enjoyment of the Secured Line Properties are located in the public right-of-way abutting each of the Secured Line Properties, and all such utilities are connected so as to serve the Secured Line Properties without passing over other property, except to the extent such other property is subject to a perpetual easement for such utility benefiting each of the Secured Line Properties. All roads necessary for the full utilization of each of the Secured Line Properties for its current purpose have been (or with respect to the Valley Mall Expansion, will be) completed and have been (or with respect to the Valley Mall Expansion, will be) dedicated to public use and accepted by all governmental authorities.

          4.9 Intellectual Property. Each Borrower owns, or is licensed to use, all trademarks, tradenames, copyrights, technology, know-how and processes necessary for the conduct of its business as currently conducted except for those the failure to own or license which could not reasonably be expected to have a Material Adverse Effect (the "Intellectual Property"). No claim has been asserted and is pending by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property, nor does such Borrower know of any valid basis for any such claim. The use of such Intellectual Property by such Borrower does not infringe on the rights of any Person, except for such claims and infringements that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

          4.10 No Burdensome Restrictions. No presently existing Requirement of Law or existing Contractual Obligation of any Borrower could reasonably be expected to have a Material Adverse Effect.

          4.11 Taxes. Each Borrower has filed or caused to be filed all tax returns which are required to be filed and has paid all taxes shown to be due and payable on said returns or on any assessments made against it or any of its property and all other taxes, fees or other charges imposed on it or any of its property by any Governmental Authority (other than any the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of such Borrower); no tax Lien has been filed, and, to the knowledge of each Borrower, no claim is being asserted, with respect to any such tax, fee or other charge.

          4.12 Federal Regulations. No part of the proceeds of the Loan will be used for "purchasing" or "carrying" any "margin stock" in a manner that violates in any respect Regulation G or Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect, or for any purpose which violates, or which would be inconsistent with, the provisions of the regulations of such Board of Governors. If requested by the Lender, the Borrowers will furnish to the Lender a statement to the foregoing effect in conformity with the requirements of FR Form G-1 or FR Form U-1 referred to in said Regulation G or Regulation U, as the case may be.

          4.13 ERISA. (a) No Borrower or any of its Subsidiaries has taken any action which would cause it to become an "employee benefit plan" as defined in
Section 3(3) of ERISA, or a "governmental plan" as defined in Section 3(32) of ERISA, or a "plan" as defined in Section 4975(e)(1) of the Code, or which would cause its assets to become "plan assets" as defined in 29 C.F.R. Section 2510.3-101.

          4.14 Investment Company Act; Other Regulations. No Borrower is an investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. No Borrower is subject to regulation under any Federal or state statute or regulation (other than Regulation X of the Board of Governors of the Federal Reserve System) which limits its ability to incur Indebtedness.

          4.15 Security Documents. The provisions of each Security Document are effective to create in favor of the Lender a legal, valid and enforceable security interest in all right, title and interest of each Borrower thereto in the "Collateral" described therein.

          4.16 Accuracy and Completeness of Information. (a) All factual information, reports and other papers and data with respect to each Borrower (other than projections) furnished, and all factual statements and representations made, to the Lender by such Borrower, or on behalf of such Borrower, were, at the time the same were so furnished or made, when taken together with all such other factual information, reports and other papers and data previously so furnished and all such other factual statements and representations previously so made, complete and correct in all material respects, to the extent necessary to give the Lender true and accurate knowledge of the subject matter thereof in all material respects, and did not, as of the date so furnished or made, contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements contained therein not misleading in light of the circumstances in which the same were made.

          (b) All projections with respect to each Borrower furnished by or on behalf of such Borrower to the Lender were prepared and presented in good faith by or on behalf of such Borrower. No fact is known to any Borrower which materially and adversely affects or in the future is reasonably likely (so far as such Borrower can reasonably foresee) to have a Material Adverse Effect which has not been set forth in the financial statements referred to in Section
4.1 or in such information, reports, papers and data or otherwise disclosed in writing to the Lender prior to the date hereof.

          4.17 Labor Relations. No Borrower is engaged in any unfair labor practice which could reasonably be expected to have a Material Adverse Effect. There is (a) no unfair labor practice complaint pending or, to the best knowledge of each Borrower, threatened against such Borrower before the National Labor Relations Board which could reasonably be expected to have a Material Adverse Effect and no grievance or arbitration proceeding arising out of or under a collective bargaining agreement is so pending or threatened; (b) no strike, labor dispute, slowdown or stoppage pending or, to the best knowledge of each Borrower, threatened against such Borrower; and (c) no union representation question existing with respect to the employees of such Borrower and no union organizing activities are taking place with respect to any thereof.

          4.18 Solvency. On the date hereof, after giving effect to the consummation of the transactions contemplated by the Loan Documents to occur on the date hereof and to the incurrence of all indebtedness and obligations being incurred on or prior to such date in connection herewith and therewith, (i) the amount of the "present fair saleable value" of the assets of the Borrowers and their Subsidiaries, taken as a whole, will, as of such date, exceed the amount of all "liabilities of the Borrowers, and their Subsidiaries, taken as a whole, contingent or otherwise", as of such date, as such quoted terms are determined in accordance with applicable federal and state laws governing determinations of the insolvency of debtors, (ii) the present fair saleable value of the assets of the Borrowers, and their Subsidiaries, taken as a whole, will, as of such date, be greater than the amount that will be required to pay the liabilities of the Borrowers, and their Subsidiaries, taken as a whole, on their respective debts as such debts become absolute and matured, (iii) neither the Borrowers, nor their Subsidiaries, taken as a whole, will have, as of such date, an unreasonably small amount of capital with which to conduct their respective businesses, and (iv) the Borrowers, and their Subsidiaries, taken as a whole, will be able to pay their respective debts as they mature. For purposes of this
Section 4.18, "debt" means "liability on a claim", "claim" means any (x) right to payment, whether or not such a right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, and (y) right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured or unmatured, disputed, undisputed, secured or unsecured.

          4.19 Compliance with Laws. (a) All of the Secured Line Properties and their use comply in all material respects with all applicable zoning resolutions, building codes, fire safety, subdivision and other applicable laws, rules and regulations including, without limitation, the Americans with Disabilities Act, except with respect to the Valley Mall Expansion Parcel, in which case such approvals are pending or will be obtained at such times as the same are required.

          (b) Each Borrower has all requisite licenses, permits, franchises, qualifications, certificates of occupancy (other than with respect to the Valley Mall Expansion) or other governmental authorizations to own, lease and operate each of its Secured Line Properties and carry on its business, and each of the Secured Line Properties is in compliance with all applicable legal requirements and is free of structural defects, and all building systems contained therein
are  in  good  working order, subject to ordinary wear and tear.   None  of  the
Secured Line Properties constitutes, in whole or in part, a legally non-conforming use under applicable legal requirements.

          4.20 Condemnation. No condemnation or eminent domain proceeding has been commenced, or to the knowledge of each Borrower, is threatened against any Secured Line Property.

          4.21 Brokers. No Borrower has dealt with a financial advisor, broker, underwriter, placement agent, agent or finder in connection with the transactions contemplated by this Agreement other than L. J. Melody & Company, and the Borrowers are responsible for payment of all fees of L.J. Melody & Company. The Borrowers and the Lender hereby agree to indemnify and hold the other harmless from and against any and all claims, liabilities, costs and expenses of any kind in any way relating to or arising from a claim by any other Person that such Person acted on behalf of the indemnifying party in connection with the transactions contemplated herein. The Borrowers acknowledge that CB Servicing, Inc., an affiliate of L.J. Melody & Company, or its predecessor, has entered into a subservicing agreement with respect to the Loan and that CB Servicing, Inc. may receive a fee from the Lender in connection therewith. The provisions of this Section 4.21 shall survive the expiration and termination of this Agreement and the payment and performance of the Obligations.

          4.22 FIRPTA. No Borrower is a "foreign person" within the meaning of Sections 1445 or 7701 of the Code.

          4.23 Purpose of Loan. The proceeds of the Loan shall be used by the Borrowers to repay existing debt, to construct the Valley Mall Expansion and the Stadium Theaters at the Bradley Square Mall and the Jacksonville Mall, to provide financing for Borrowers' capital investment in the Secured Line Properties and/or for Borrowers' investment, through Borrower Affiliates or the Operating Partnership or their single-asset subsidiaries, in the acquisition of regional shopping malls, and for general corporate purposes.

          4.24 No Conflicts. The execution, delivery and performance of this Agreement and the other Loan Documents by the Borrowers will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any lien, charge or encumbrance (other than pursuant to the Loan Documents) upon any of the property or assets of the Borrowers pursuant to the terms of any indenture, mortgage, deed of trust, loan agreement, partnership agreement or other agreement or instrument to which any Borrower is a party or by which any of such Borrower's property or assets is subject, nor will such action result in any violation of the provisions of any statute or any order, rule or regulation of any court or governmental agency or body having jurisdiction over such Borrower or any of such Borrower's properties or assets, and any consent, approval, authorization, order, registration or qualification of or with any court or any such regulatory authority or other governmental agency or body required for the execution, delivery and performance by such Borrower of this Agreement or any other Loan Documents has been obtained and is in full force and effect.

          4.25 Taxes and Assessments. Each of the Secured Line Properties is comprised of one or more parcels, each of which constitutes a separate tax lot and none of which constitutes a portion of any other tax lot. There are no pending or, to best of each Borrower's knowledge, proposed, special or other assessments for public improvements or otherwise affecting the Secured Line Properties, nor are there any presently contemplated improvements to the Secured Line Properties that may result in such special assessments, provided, however, that reassessments are anticipated at Valley Mall, Bradley Square Mall and Jacksonville Mall upon completion of the Improvements described in the Building Loan Agreement.

          4.26  Location  of  Borrowers.   The  Borrowers'  principal  place  of
business  and  chief  executive offices are located at  the  address  stated  in
Section 11.2.

          4.27 Forfeiture. To the best of each Borrower's knowledge, there has not been committed by the Borrowers or any other person in occupancy of or involved with the operation or use of the Secured Line Properties any act or omission affording the federal government or any state or local government the right of forfeiture as against the Secured Line Properties or any part thereof or any monies paid in performance of the Borrowers' obligations under any of the Loan Documents.

          4.28 Flood Zone. No portion of the improvements comprising each of the Secured Line Properties is located in an area identified by the Secretary of Housing and Urban Development or any successor thereto as an area having special flood hazards pursuant to the National Flood Insurance Act of 1968, the Flood Disaster Protection Act of 1973 or the National Flood Insurance Act of 1994, as amended, or any successor law, or, if located within any such area, the Borrowers have obtained and will maintain the insurance prescribed in Section
6.5 hereof.

          4.29 No Prior Assignment. There are no prior assignments of the Leases or any portion of the Rents due and payable or to become due and payable which are presently outstanding or effective.

          4.30 Insurance. The Borrowers have obtained and have delivered to the Lender certified copies of all insurance policies reflecting the insurance coverages, amounts and other requirements set forth in this Agreement. No claims have been made under any such insurance policies, and no Person, including the Borrowers, has done, by act or omission, anything which would in either case materially impair the coverage of any such policies.

          4.31 Certificate of Occupancy; Licenses. All certifications, permits, licenses and approvals, including without limitation, certificates of completion and occupancy permits required for the legal use, occupancy and operation of each of the Secured Line Properties by the Borrowers as a retail shopping center (other than those required for the Valley Mall Expansion) have been obtained and are in full force and effect. The Borrowers shall keep and maintain all licenses necessary for the operation of each of the Secured Line Properties as a retail shopping center. The use being made of each Secured Line Property is in conformity with the certificate of occupancy issued for such Secured Line Property.

          4.32 Physical Condition. Except as set forth in the engineering reports obtained by the Lender in connection with the underwriting of the Existing Secured Credit Line, each of the Secured Line Properties, including, without limitation, all buildings, improvements, parking facilities, sidewalks, storm drainage systems, roofs, plumbing systems, HVAC systems, fire protection systems, electrical systems, equipment, elevators, exterior sidings and doors, landscaping, irrigation systems and all structural components, are in good condition, order and repair in all material respects; there exists no structural or other material defects or damages in any of the Secured Line Properties, whether latent or otherwise, and the Borrowers have not received notice from any insurance company or bonding company of any defects or inadequacies in any of the Secured Line Properties, or any part thereof, which would materially and adversely affect the insurability of the same or cause the imposition of extraordinary premiums or charges thereon or of any termination or threatened termination of any policy of insurance or bond.

          4.33 Boundaries. Except as may be shown on the applicable surveys and except for the Valley Mall Expansion, all of the improvements located on each Secured Line Property lie wholly within the boundaries and building restriction lines of such Secured Line Property, and no improvements on adjoining properties encroach upon such Secured Line Property, and no easements or other encumbrances upon the applicable Secured Line Property encroach upon any of the improvements, so as to materially and adversely affect the value or marketability of the applicable Secured Line Property except those which are insured against by title insurance.

          4.34 Filing and Recording Taxes. All transfer taxes, deed stamps, intangible taxes or other amounts in the nature of transfer taxes required to be paid by any Person under applicable Requirements of Law currently in effect in connection with the transfer of the Secured Line Properties to the Borrowers have been paid. All mortgage, mortgage recording, stamp, intangible or other similar tax required to be paid by any Person under applicable Requirements of Law currently in effect in connection with the execution, delivery, recordation, filing, registration, perfection or enforcement of any of the Loan Documents, including, without limitation, the Mortgages, have been paid, and, under current Requirements of Law, the Mortgages are enforceable in accordance with their respective terms by the Lender (or any subsequent holder thereof), except as such enforcement may be limited by bankruptcy, insolvency, reorganization moratorium or other laws relating to or affecting creditors' rights generally, and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).

          4.35 Property Management. Each of the Secured Line Properties is managed by the Operating Partnership.

          4.36  Ground  Lease  Representations and  Warranties.   The  Borrowers
hereby represent and warrant to the Lender the following with respect to the Ground Lease:

          (a) Recording; Modification. (i) A memorandum of the Ground Lease has been duly recorded, (ii) the Ground Lease permits the interest of the Operating Partnership to be encumbered by a mortgage or the Ground Lessor has approved and consented to the encumbrance of the applicable Secured Line Property by a Mortgage and (iii) there have not been amendments or modifications to the terms of the Ground Lease since recordation of the memorandum of ground lease pertaining thereto, with the exception of written instruments which have been recorded (other than that certain letter, dated September 16, 1977 pursuant to which Original Ground Lessee exercised three (3) renewal options of five (5) years each). The Ground Lease may not be canceled, terminated, surrendered or amended without the prior written consent of the Lender.

          (b) No Liens. Except for the Permitted Encumbrances, the Borrowers' interest in the Ground Lease is not subject to any liens or encumbrances superior to, or of equal priority with, the Mortgage encumbering the Shenango Valley Mall, other than the Ground Lessor's related fee interest.

          (c) Ground Lease Assignable. The Operating Partnership's interest in the Ground Lease is assignable to the Lender upon notice to, but without the consent of, the Ground Lessor. The Ground Lease is further assignable by the Lender, its successors and assigns without Ground Lessor's consent.

          (d) Default. As of the date hereof, the Ground Lease is in full force and effect and no default has occurred under the Ground Lease and there is no existing condition which, but for the passage of time or the giving of notice, could result in a default under the terms of the Ground Lease.

          (e) Notice. The Ground Lease requires the Ground Lessor to give notice of any default by the Operating Partnership to the Lender. The Ground Lease, or an estoppel letter received by the Lender from Ground Lessor, further provides that notice of termination given under the Ground Lease is not effective against the Lender unless a copy of the notice has been delivered to the Lender in the manner described in the Ground Lease.

          (f) Cure. The Lender is permitted the opportunity (including, where necessary, sufficient time to gain possession of the interest of the Operating Partnership under the Ground Lease) to cure any default under the Ground Lease, which is curable after the receipt of notice of any of the default before the Ground Lessor may terminate the Ground Lease.

          (g)   Term.   The Ground Lease has a term which extends not less  than
ten (10) years beyond the Termination Date.

          (h) New Lease. The Ground Lease requires the Ground Lessor to enter into a new lease with Lender upon termination of the Ground Lease.

          (i) Insurance Proceeds. Under the terms of this Agreement, the Ground Lease and the Mortgage encumbering the Shenango Valley Mall, taken together, any related insurance proceeds will, subject to the terms of the Loan Documents, be applied either to the repair or restoration of all or part of the Shenango Valley Mall, with the Lender having the right to hold and disburse the proceeds as the repair or restoration progresses, or to the payment of the outstanding of the Loan together with any accrued interest thereon.

          (j) Condemnation Awards. Under the terms of this Agreement, the Ground Lease and the Mortgage encumbering the Shenango Valley Mall, taken together, any related condemnation awards related to the improvements on such Secured Line Property will, subject to the terms of the Loan Documents, and after deducting the expenses incurred by the Ground Lessor in connection with such condemnation proceeding, be applied either to the repair or restoration of all or part of the Shenango Valley Mall, with the Ground Lessor having the right to hold and disburse the award as the repair or restoration progresses pursuant to the Ground Lease, or to the payment of the outstanding of the Loan together with any accrued interest thereon as of the date of the vesting of title in said condemning authority.

          (k) Subleasing. The Ground Lease does not impose any restrictions on subleasing.

          (l) No Violation. The execution and delivery of this Agreement will not conflict with or cause any violation under the Ground Lease. The consent of the Ground Lessor is not required for Borrowers' execution and delivery of, or performance under, this Agreement.

          (m) Estoppels. Within 60 days after the Third Modification Date, and at all times thereafter if the same is not delivered to Lender during such time period, Borrowers will use reasonable efforts to deliver to Lender an estoppel certificate from the Ground Lessor in form and substance satisfactory to Lender and its counsel, indicating, among other things, that the Third Modification will not affect, diminish or reduce any rights Lender had with respect to the
Ground Lease and the Ground lessor prior to the Third Modification. On the Third Modification Date, Borrowers shall execute and deliver to Lender a corresponding estoppel certificate from Borrowers.

          4.37. Reciprocal Easement Agreements. All costs and expenses due and payable to and/or from, and all obligations to be performed by, the Borrowers and, to the Borrowers' knowledge, every other party to any reciprocal easement agreement benefiting or burdening any Secured Line Property have been fully paid or performed.

          4.38. Leases. With respect to the Leases for each Secured Line Property, to the best of the Borrowers' knowledge, after due inquiry and investigation: (a) the rent roll delivered to the Lender as of June 30, 1999 is true, complete and correct, the Leases are valid and in and full force and effect, and there has been no material adverse change in such rent rolls since April 30, 1999; (b) the Leases (including amendments) are in writing, and there are no oral agreements with respect thereto; (c) the copies of the Leases delivered to the Lender are true and complete; (d) except as set forth on
Schedule 4.38 neither the landlord nor to the best of the Borrowers' knowledge any tenant is in default under any of the Leases; (e) except as set forth on
Schedule 4.38 the Borrowers have no knowledge of any notice of termination or default with respect to any Lease; (f) the Borrowers have not assigned or pledged pursuant to a presently effective assignment any of the Leases, the rents or any interests therein except to the Lender; (g) no tenant has the right to terminate its Lease prior to expiration of the stated term of such Lease, except as set forth in the Leases provided to the Lender; (h) no tenant has prepaid more than one month's rent in advance (except for bona fide security deposits not in excess of an amount equal to two month's rent); and (i) no tenant under any Lease has any right or option for additional space, except as set forth in the Leases provided to the Lender.

          4.39. Cross Default. Except as disclosed in Schedule 4.39, none of the Borrowers is a party to any loan agreement, mortgage, deed of trust, deed to secure debt, or other loan document which contains a default provision making it an automatic default, after any applicable notices and/or cure periods thereunder should any such Borrower default under any other loan agreement, mortgage, deed of trust, deed to secure debt, or other loan document.

          4.40. Building Loan Agreement. Each of the Borrowers has been provided with a copy of, and has reviewed and approved, the Building Loan Agreement.


                       SECTION 5.  CONDITIONS TO ADVANCES

               The agreement of the Lender to make any extension of credit requested to be made by it on any date (including, without limitation, its initial extension of credit) is subject to the satisfaction of the following conditions:

          (a) Representations and Warranties. Each of the representations and warranties made by the Borrowers in or pursuant to this Agreement and the Loan Documents shall be true and correct in all material respects (including with respect to each Additional Secured Line Property) on and as of such date as if made on and as of such date.

          (b) No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the extensions of credit requested to be made on such date, other than any Default or Event of Default that may exist prior to the acquisition by the Valley
     Mall Borrower of the Valley Mall Like-Kind Exchange Parcel as a result of Borrowers' commencement of the construction of the Valley Mall Expansion before acquiring legal title to the Valley Mall Like-Kind Exchange Parcel prior to the Third Modification Date.

          (c) Notice of Borrowing. Receipt by the Lender of a Notice of Borrowing as required by Section 2.2 hereof.

          (d) Available Commitment. Immediately after such borrowing, the Principal Balance will not exceed the Commitment.

          (e) Receipt of Due Diligence Materials. The Lender shall have received and approved all of the due diligence materials set forth in Schedules 1 and 2.

          (f) Security Documents. Security Documents in favor of the Lender shall have been executed by the owner of each Secured Line Property.
     All Mortgages shall be cross-defaulted and cross-collateralized, and Lender shall be provided with title insurance (i) insuring all of the Secured Line Properties for the aggregate amount of $150,000,000, with coverage on each individual Secured Line Property in such amount as may be determined by Lender, as well as "tie-in" endorsements with all of the other mortgagee title insurance policies insuring the other Secured Line Properties, (provided, however, that Lender may require the Borrowers to increase the aggregate $150,000,000 and the individual loan policy amount of any Secured Line Property located in a state which does not permit "tie-in" endorsements), (ii) endorsements insuring the continuing coverage under all existing title insurance policies after recordation of the Mortgage Amendments (subject to the additional changes to such policies required by (i) above), and (iii) such reinsurance and direct access agreements with reinsurers as the Lender may require.

          (g) Reimbursement of the Lender. The Lender shall have been re-imbursed for all of its reasonable out-of-pocket expenses actually incurred in connection with such requested extension of credit (includ-ing all mortgage closing costs in the event an Additional Secured Line Property is being encumbered by a Mortgage).

          (h) No Adverse Change. There shall have been no material adverse change in the business or financial condition or management of the Borrowers or any Secured Line Property or any tenant of a Stadium Theater or any anchor tenant or any non- tenant anchor or tenant under a Major Lease for a Secured Line Property as of such date.

          (i) Establishment of Single Purpose Entity. In the event an Additional Secured Line Property is being encumbered with a Mortgage pursuant to this Agreement, (i) a Single Purpose Entity accept-able to the Lender in the Lender's reasonable discretion shall have been established to hold title to such Additional Secured Line Property, and
     (ii) such Single Purpose Entity shall have executed and delivered a Mortgage satisfactory to Lender. In the event the proceeds of an advance are to be used by Borrowers' investment in any regional shopping mall that is not a Secured Line Property, a Borrower Affiliate acceptable to Lender or the Operating Partnership shall have been established to hold title to such property.

          (j) Contribution Agreement. The Lender shall have received from the Borrowers a copy of a fully executed contribution agreement pursuant to which the Borrowers agree to indemnify and hold harmless each other from and against any and all liability under the Note in excess of the fair market value of its Secured Line Property.

          (k) Title Rundowns. The Lender shall be satisfied that each of the title insurance policies insuring the respective Liens of the Mortgages will, subsequent to the making of each advance under the Loan, continue to insure the respective Liens of the Mortgages as first Liens on each of the Secured Line Properties for the amounts required pur-suant to Section 5(f). In this regard, the Borrowers shall deliver to the Lender at the Borrowers' sole cost and expense such continuations of title and endorsements to the title insurance policies insuring the respective Liens of the Mortgages as may be reasonably required by the Lender (and as may be available in the respective states in which such Secured Line Properties are located) to evidence compliance with the provisions of this subparagraph.

          (l) Lien Waivers. Lender shall have received such lien waivers as the Lender may require with respect to any work contemplated or in progress at any of the Secured Line Properties.

          (m) Re-Audit of Properties. The Lender may, in furtherance of its rights pursuant to Section 2.2(i) and not by way of limitation thereon, re-audit the Underwritten Net Operating Income for the Secured Line Properties in order to confirm the Borrowers' compliance with this
     Section 5.

          (n) Advance for Initial Funding. If the requested advance is an advance under the Initial Funding, (i) the requirements of
     Section 2.2(e) shall have been satisfied, and (ii) the Borrowers shall have delivered to Lender a compliance certificate demonstrating compliance with the financial covenants set forth in Section 7.1 hereof.

          (o) Bradley and Jacksonville Mall Advances. If the requested advance is a Bradley and Jacksonville Mall Advance, the requirements of
     Section 2.2(f) shall have been satisfied.

          (p) Additional Advances. If the requested advance is an Additional Advance, the requirements of Section 2.2(g) shall have been satisfied.

          (q) Construction Loan Advances. If the requested advance is an advance under a Construction Loan, the requirements of Section 2.2(h) shall have been satisfied.

          (r) Commitment Fee. The Borrowers shall have paid the Commitment Fee on any portion of the Loan amount for which the Commitment Fee has not yet been paid, or a portion of the proceeds of such advance will be used to pay such Commitment Fee.

          (s) Additional Matters. All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement, and the other Loan Documents, shall be satisfactory in form and substance to the Lender, and the Lender shall have received such other documents and legal opinions in respect of any aspect or consequence of the transactions contemplated hereby or thereby as it shall reasonably request.

Each borrowing by the Borrowers hereunder shall constitute a representation and warranty by the Borrowers as of the date thereof that the conditions contained in this Section 5 have been satisfied at the time of such borrowing.


                        SECTION 6.  AFFIRMATIVE COVENANTS

          The Borrowers hereby agree that, so long as any of the Commitment remains in effect or the Note remains outstanding and unpaid or any amount is owing to the Lender hereunder or under any other Loan Document, each Borrower shall:

          6.1  Financial Statements.  Furnish to the Lender:

          (a) as soon as available, but in any event within 90 days after the end of each fiscal year of such Borrower, a copy of the consolidated balance sheet of such Borrower and its consolidated Subsidiaries as at the end of such year and the related consolidated statements of income and re-tained earnings and of cash flows for such year. As it relates to the REIT and to Crown American Properties, L.P., such statements shall be certified by independent certified public accountants of nationally recognized standing. The statements of the other Borrowers shall be certified by a Responsible Officer. The audited financial statements of Crown American Properties, L.P. shall include supplementary com-bining and consolidating statements that will include a balance sheet, a statement of income and a statement of cash flows for each Secured Line Property; such supplementary statements shall be covered in the independent auditor's report.

          (b) as soon as available, but in any event not later than 45 days after the end of each fiscal quarter of such Borrower, the unaudited con-solidated balance sheet of such Borrower and its consolidated Subsidiaries as at the end of such quarter and the related unaudited consolidated state-ments of income and retained earnings and of cash flows of such Borrower and its consolidated Subsidiaries for such quarter, together with a statement setting forth (i) the calculations of Net Operating Income, Underwritten Net Operating Income and Net Cash Flow for each of its Secured Line Properties (with a detailed description of the calculations used in such determination, which such calculations shall be consistent with the definitions of Net Operating Income, Underwritten Net Operating Income and Net Cash Flow set forth herein) and (ii) the calcu-lation of the ratios set forth in Section 7.1 hereof, all certified by a Responsible Officer as being fairly stated in all material respects;

          (c) as soon as available, but in any event within 45 days after the end of each fiscal year of such Borrower, annual operating statements for each Secured Line Property owned by such Borrower, certified by a Respons-ible Officer as being fairly stated in all material respects;

          (d) as soon as available, but in any event within 45 days after the end of each calendar month of such Borrower, monthly operating statements for each Secured Line Property owned by such Borrower, together with a statement setting forth the calculations of Net Operating Income for each Secured Line Property (with a detailed description of the calculations used in such determination, which such calculations shall be consistent with the definitions of Net Operating Income set forth herein), certified by a Responsible Officer as being fairly stated in all material respects; and

          (e) as soon as available, but in any event within 45 days after the end of each fiscal quarter of such Borrower, a rent roll for each Secured Line Property owned by such Borrower, certified by a Responsible Officer as being fairly stated in all material respects.

All such financial statements shall be complete and correct in all material respects and shall be prepared in reasonable detail and in accordance with GAAP applied consistently throughout the periods reflected therein and with prior periods.

          6.2  Certificates; Other Information.  Furnish to the Lender:

          (a) concurrently with the delivery of the financial statements referred to in Section 6.1(a), a certificate of the independent certified public accountants reporting on such financial statements (i) stating that in making the examination necessary therefor no knowledge was ob-tained of any Default or Event of Default, except as specified in such certificate, and (ii) confirming compliance with (A) Sections 7.1 (EBITDA tests), and (B) the minimum 1.3 to 1.0 Debt Service Coverage Ratio and maximum 77% Loan-to-Value Ratio required for purposes of calculating the Funding Threshold (all of such certifications to include supporting calcu-lations reasonably necessary for such conclusions);

          (b) concurrently with the delivery of the financial statements refer-red to in Sections 6.1(a), (b), (c), (d) and (e), a certificate of a Responsible Officer stating that, to the best of such Responsible Officer's knowledge, such Borrower during such period has observed or performed all of its covenants and other agreements, and satisfied every condition, con-tained in this Agreement and the other Loan Documents to be observed, performed or satisfied by it, and that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified in such certificate;

          (c) within five days after the same are filed, copies of all financial statements and reports which such Borrower may make to, or file with, the Securities and Exchange Commission or any successor or analogous Governmental Authority;

          (d) promptly and in any event within ten (10) days after such Borrower obtains knowledge thereof, notice of (x) any litigation or governmental proceeding pending or actions threatened against such Borrower as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, is likely to individ-ually or in the aggregate, result in a Material Adverse Effect, and
     (y) any other event, act or condition which is likely to result in a Material Adverse Effect;

          (e) promptly and in any event within ten (10) Business Days after such Borrower obtains actual knowledge of any of the following events, a certificate of a Responsible Officer, specifying the nature of such con-dition and such Borrower's proposed initial response thereto: (i) the receipt by such Borrower of any written communication, whether from a Governmental Authority, citizens group, employee or otherwise, that alleges that such Borrower or any Subsidiary is not in compliance with applicable Environmental Laws, and such noncompliance is likely to have a Material Adverse Effect, (ii) such Borrower or any Subsidiaries shall obtain actual knowledge that there exists any environmental claim pending or threatened against such Borrower or its Subsidiaries, or (iii) such Borrower or its Subsidiaries obtain actual knowledge of any release, emission, discharge or disposal of any Hazardous Materials (as defined in Section 8.1) that is likely to form the basis of any environmental claim against such Borrower or its Subsidiaries; and

          (f) promptly, such additional financial and other information as the Lender may from time to time reasonably request.

          6.3 Payment of Obligations. Pay, discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, all its obligations of whatever nature, except where the amount or validity thereof is currently being contested in good faith by appropriate proceedings and reserves in conformity with GAAP with respect thereto have been provided on the books of such Borrower or its Subsidiaries, as the case may be, or where the failure to do so would not reasonably be expected to have a Material Adverse Effect.

          6.4 Conduct of Business and Maintenance of Existence. Continue to engage in business of the same general type as now conducted by it and preserve, renew and keep in full force and effect its existence as a corporation, partnership, limited liability company or real estate investment trust, as applicable, and take all reasonable action to maintain all rights, privileges and franchises necessary or desirable in the normal conduct of its business; and comply with all Contractual Obligations and Requirements of Law except to the extent that failure to comply therewith could not, in the aggregate, be reasonably expected to have a Material Adverse Effect.

          6.5 Maintenance of Property; Insurance. (a) Comply in all material respects with, and do or cause to be done all things necessary to preserve, renew and keep in full force and effect, its material rights, licenses, permits and franchises and the rights and franchises, pertaining to or comprising part of any Secured Line Property or the other Collateral unless the failure to do so does not have a Material Adverse Effect on such Secured Line Property or any other Collateral or on the business, assets, operations, property or financial or other condition of such Borrower; comply with all laws, rules and regulations applicable to it except where the failure to do so does not have a Material Adverse Effect on any Secured Line Property or any other Collateral or on the business, assets, operations, property or financial or other condition of such Borrower; at all times maintain and preserve all property used or useful in the conduct of its business and keep the same in good repair, working order and condition, and from time to time make or cause to be made, all repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times except where the failure to do so does not have a Material Adverse Effect on any Secured Line Property or any other Collateral or on the business, assets, operations, property or financial or other condition of such Borrower.

          (b) Cause each of its Secured Line Properties to be insured against such perils and hazards, and in such amounts and with such limits, as the Lender may from time to time reasonably require, and in any event will continuously maintain with respect to each such Secured Line Property, without cost to the Lender, the insurance described in Exhibit A of this Agreement.

          (c) If a Secured Line Property shall be damaged or destroyed, in whole or in part, by fire or other casualty, give prompt notice of such damage to the Lender and promptly commence and diligently prosecute the completion of the repair and restoration of such Secured Line Property as nearly as possible to the condition such Secured Line Property was in immediately prior to such fire or other casualty, with such alterations as may be reasonably approved by the Lender (a "Restoration") and otherwise in accordance with Exhibit B of this Agreement. The Borrowers shall pay all costs of such Restoration whether or not such costs are covered by insurance. The Lender may, but shall not be obligated to, make proof of loss if not made promptly by the Borrowers.

          6.6 Inspection of Property; Books and Records; Discussions. Keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities; and, upon reasonable prior notice to such Borrower, permit representatives of the Lender to visit and inspect any of its properties and examine and make abstracts from any of its books and records at any reasonable time and as often as may reasonably be desired and to discuss the business, operations, properties and financial and other condition of such Borrower with officers and employees of such Borrower and with its independent certified public accountants.

          6.7  Notices.  Promptly give written notice to the Lender of:

          (a)  the occurrence of any Default or Event of Default;

          (b) any (i) default or event of default under any Contractual Obli-gation of such Borrower or its Subsidiaries or (ii) litigation, investigation or proceeding which may exist at any time between such Borrower or any of its Subsidiaries and any Governmental Authority, which in either case, if not cured and if adversely determined, as the case may be, could reasonably be expected to have a Material Adverse Effect; and

          (c) any litigation or proceeding affecting such Borrower or any of its Subsidiaries in which the amount involved is (i) $1,000,000 or more, or (ii) $250,000 or more if such litigation or proceeding involves a Secured Line Property, and not covered by insurance or in which injunctive or similar relief which might have a Material Adverse Effect is sought.

Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action such Borrower proposes to take with respect thereto.

          6.8  Intentionally Omitted.

          6.9 Condemnation. Promptly give the Lender notice of the actual or threatened commencement of any condemnation or eminent domain proceeding (a "Condemnation") affecting any material portion of the Secured Line Properties and deliver to the Lender copies of any and all papers served in connection with such proceedings. The Lender may participate in any such proceedings and the Borrowers shall deliver to the Lender all instruments required to permit participation in such proceedings. The Borrowers shall, at their expense, diligently prosecute any such proceedings, and shall consult with the Lender, its attorneys and experts, and cooperate with them in the carrying on or defense of any such proceedings. The Lender is hereby irrevocably appointed as the Borrowers' attorney-in-fact, coupled with an interest, with exclusive power to collect, receive and retain any Award (as defined herein) and to make any compromise or settlement in connection with any such Condemnation. Notwithstanding any taking by any public or quasi-public authority through eminent domain or otherwise (including but not limited to any transfer made in lieu of or in anticipation of the exercise of such taking), the Borrowers shall continue to pay the Obligations at the time and in the manner provided for their payment in the Loan Documents and the Obligations shall not be reduced until any award or payment therefor (an "Award") shall have been actually received and applied by the Lender, after the deduction of expenses of collection, to the reduction or discharge of the Obligations. The Lender shall not be limited to the interest paid on the Award by the condemning authority, but shall be entitled to receive out of the award interest at the rate or rates provided herein or in the Note. If a Secured Line Property or any portion thereof is taken by a condemning authority, the Borrower shall promptly commence and diligently prosecute the Restoration of such Secured Line Property and otherwise comply with the provisions of Exhibit B of this Agreement, subject to the provisions of Section 4.36(j). If a Secured Line Property is sold, through foreclosure or otherwise, prior to the receipt by the Lender of the Award, the Lender shall have the right, whether or not a deficiency judgment on the Note shall have been sought, recovered or denied, to receive the Award, or a portion thereof sufficient to pay the Obligations.

          6.10 Use of Loan. Use all advances under the Loan solely to construct the Valley Mall Expansion and the Stadium Theaters at the Bradley Square Mall and the Jacksonville Mall, to provide financing for Borrowers' capital investment in the Secured Line Properties and/or for Borrowers' investment, through Borrower Affiliates or the Operating Partnership, in the acquisition of regional shopping malls, and for general corporate purposes. In addition:

          (a) proceeds of the Initial Funding may be used only for the following purposes up to the amounts set forth below:

     (i)    Principal  Balance  of  Existing     $76,358,770
     Secured Credit Line

     (ii)   Valley Mall Reimbursement Advance    $ 6,000,000

     (iii)  Other Valley Mall Costs              $14,000,000

     (iv)   Investment in Borrower Affiliates    $12,641,230
      or the Operating Partnership  to finance
      acquisition  of regional  malls,  to
      finance   working capital,  or  to  be
      used  for   other  purposes as determined
      by Borrowers  in their sole discretion


          (b) proceeds of the Bradley and Jacksonville Mall Advances may be used only for construction of a Stadium Theater at the Bradley Square Mall and the Jacksonville Mall, respectively; and

          (c) proceeds of Additional Advances may be used only for the Borrowers' acquisition of interests in other regional shopping malls, to finance working capital, or for other purposes as determined by the Borrowers in their sole discretion.

          6.11 Funding Threshold. Satisfy at all times the Funding Threshold, subject to any cure provisions set forth in Section 3.3.

           6.12 Status as REIT. In the case of the REIT, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its existence as a real estate investment trust and its tax status as a REIT under
Section 856 of the Code.

           6.13 Easements and Agreements. (a) Comply in all material respects with the requirements of, and to the extent within such Borrower's control, maintain, preserve, enforce and renew rights of way, easements, grants, privileges, licenses and restrictive covenants which from time to time affect or pertain to the whole or any portion of a Secured Line Property, (b) not modify, amend or terminate any rights of way, easements, grants, privileges, licenses or restrictive covenants which from time to time affect or pertain to the whole or any portion of a Secured Line Property, unless required to do so by the terms of such instruments or unless such modification, amendment or termination would not be reasonably expected to have a Material Adverse Effect and (c) not, without obtaining the prior consent of the Lender (which consent may be granted or withheld in the Lender's sole and absolute discretion) modify, amend or terminate, or surrender any of its rights under, any of such rights of way, easements, grants, privileges, licenses or restrictive covenants, unless required to do so by the terms of such instruments or unless such modification, amendment, termination or surrender would not be reasonably expected to have a Material Adverse Effect.

           6.14 Compliance with Laws. Comply with and cause each of its Secured Line Properties to continue to substantially comply with all existing and future Requirements of Law, except where the failure to do so does not have a Material Adverse Effect on such Secured Line Property or any other Collateral or on the business assets, operations, property, financial or other condition of such Borrower.

          6.15 Intentionally Omitted.

           6.16 Loan Documents. Observe and perform, and cause to be observed and performed, in all material respects, all of the terms, covenants and provisions contained in the Loan Documents.

          6.17 Single Purpose Entity/Separateness. Each Borrower which is a Single Purpose Entity agrees that:

          (a) it will not own any asset or property other than (i) its Secured Line Property, and (ii) incidental personal property necessary for the ownership or operation of such Secured Line Property;

          (b) it will not engage in any business other than the ownership, management and operation of its Secured Line Property and will conduct and operate its business as presently conducted and operated;

          (c) it will not enter into any contract or agreement with any Affiliate or any constituent party except upon terms and conditions that are intrinsically fair and substantially similar to those that would be available on an arms-length basis with third parties other than any such party;

          (d) it will not incur any Indebtedness other than (i) the Loan, (ii) trade and operational debt incurred in the ordinary course of business with trade creditors and in amounts as are normal and reasonable under the circumstances, provided such debt is not evidenced by a note and is paid when due, and (iii) Indebtedness incurred in the financing of equipment and other personal property used on the Secured Line Property. No Indebtedness other than the Loan may be secured (subordinate or pari passu) by such Secured Line Property;

          (e) it will not make any loans or advances (as distinguished from distributions) to any third party (including any Affiliate or constituent party) and shall not acquire obligations or securities of its Affiliates;

          (f) it will remain solvent and will pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) from its assets as the same shall become due;

          (g) it will do all things reasonably necessary to observe organizational formalities and preserve its existence, and will not, nor will it permit any constituent party to amend, modify or otherwise change the partnership certificate, partnership agreement, articles of incorporation and bylaws, operating agreement, trust or other organizational documents of such Single Purpose Entity or such constituent party without the prior written consent of the Lender;

          (h) it will maintain all of its books, records, financial statements and bank accounts separate from those of its Affiliates and any constituent party and will file its own tax returns. Such Single Purpose Entity shall maintain its books, records, resolutions and agreements as official records;

          (i) it will hold itself out to the public as, a legal entity separate and distinct from any other entity (including any Affiliate and any constituent party), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct business in its own name, shall not identify itself or any of its Affiliates as a division or part of the other and shall maintain and utilize separate stationery, invoices and checks;

          (j) it will maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations;

          (k) neither such Single Purpose Entity nor any constituent party will seek the dissolution, winding up, liquidation, consolidation or merger in whole or in part, of such Single Purpose Entity;

          (l) it will maintain its assets in such a manner that it will not be costly or difficult to segregate, ascertain or identify its individual assets from those of any Affiliate or constituent party, or any other person;

          (m) it will not hold itself out to be responsible for the debts or obligations of any other person; and

          (n) if such Single Purpose Entity is a limited partnership or a limited liability company, each general partner or managing member (each, an "SPC Party") shall be a corporation or a business trust whose sole asset is its interest in such Single Purpose Entity and each such SPC Party will at all times comply, and will cause such Single Purpose Entity to comply, with each of the representations, warranties, and covenants contained in this Section 6.17 as if such representation, warranty or covenant was made directly by such SPC Party.

          6.18 Estoppel Certificates. Within ten (10) days after request, furnish to the Lender a written statement, duly acknowledged, setting forth to the best of the Borrowers' knowledge the amount due on the Loan, the terms of payment of the Loan, the date to which interest has been paid, whether any offsets or defenses exist against the Loan and, if any are alleged to exist, the nature thereof in detail, and such other matters as the Lender reasonably may request.

          6.19 Forfeiture. Not commit or knowingly suffer to be committed by any other person in occupancy of or involved with the operation or use of the Secured Line Properties any act or omission affording the federal government or any state or local government the right of forfeiture as against the Secured Line Properties or any part thereof or any monies paid in performance of the Borrowers' obligations under any of the Loan Documents.

          6.20 Property Management. Not enter into any agreement relating to the management or operation of any of the Secured Line Properties without the express written consent of the Lender, which consent shall not be unreasonably withheld. If at any time the Lender consents to the appointment of a new property manager, such new manager and the Borrower which owns such Secured Line Property shall, as a condition of the Lender's consent, execute a Manager's Consent and Subordination of Management Agreement in the form then used by the Lender.

          6.21 Alterations. Obtain the Lender's prior written consent, which consent shall not be unreasonably withheld or delayed, to any alterations to any improvements or the construction of new improvements, on any Secured Line Property, that may have a Material Adverse Effect, other than (a) tenant improvement work performed pursuant to the terms of any Lease executed before the date hereof, (b) tenant improvement work performed pursuant to the terms and provisions of a Lease and not materially adversely affecting any structural component of any improvements, any utility or HVAC system contained in any improvements or the exterior of any building constituting a part of any improvements or any common areas, (c) alterations performed in connection with the restoration of a Secured Line Property after the occurrence of a casualty or condemnation in accordance with the terms and provisions of this Agreement, (d) construction of the Valley Mall Expansion, and (e) construction of the Stadium Theaters. Other than with respect to a casualty or condemnation, if the total unpaid amounts due and payable with respect to alterations to the improvements (other than such amounts to be paid or reimbursed by tenants under the Leases) shall at any time exceed Five Million and 00/100 Dollars ($5,000,000.00) in the aggregate (other than costs paid for with proceeds of any Construction Loan), for all Secured Line Properties (the "Threshold Amount"), the Borrowers shall promptly deliver to the Lender as security for the payment of such amounts and as additional security for the Borrowers' obligations under the Loan Documents any of the following: (i) cash, (ii) Cash Equivalents, (iii) other securities having a rating acceptable to the Lender, or (iv) a completion bond or irrevocable letter of credit (payable on sight draft only) issued by a financial institution having a rating by Standard & Poor's Ratings Group of not less than A-1+ if the term of such bond or letter of credit is no longer than three (3) months or, if such term is in excess of three (3) months, issued by a financial institution having a rating that is acceptable to the Lender. Such security shall be in an amount equal to the excess of the total unpaid amounts with respect to alterations to the improvements on the applicable Secured Line Property (other than such amounts to be paid or reimbursed by tenants under the Leases) over the Threshold Amount and may be reduced from time to time by the cost estimated by the Lender to terminate any of the alterations and restore the applicable Secured Line Property to the extent necessary to prevent any Material Adverse Effect.

          6.22 Leasing. (a) Submit all Major Leases to the Lender for its approval; provided, however, if such Major Leases are not approved or disapproved by the Lender within thirty (30) days of receipt, such Major Leases shall be deemed approved by the Lender. Each Lease form shall provide that (i) the Lease is subordinate to the Mortgage on such Secured Line Property, and (ii) the tenant shall attorn to the Lender. To the extent required by applicable law, the Borrowers shall hold all tenant security deposits in a segregated account and shall not commingle any such funds with any other funds of the Borrowers. Within ten (10) days after the Lender's request, the Borrowers shall furnish to the Lender a statement of all tenant security deposits, and copies of all Leases not previously delivered to the Lender, certified by the Borrowers as being true and correct.

          (b) (i) Perform in all material respects the obligations which the Borrowers are required to perform under the Leases; (ii) enforce the material obligations to be performed by the tenants; (iii) promptly furnish to the Lender any notice of default or termination received by the Borrowers under any Major Lease, and any notice of default or termination given by the Borrowers to any Major Tenant; (iv) not collect any rents for more than thirty (30) days in advance of the time when the same shall become due, except for bona fide security deposits not in excess of an amount equal to two months rent; (v) not, except with the Lender's prior written consent, which consent shall not be unreasonably withheld, delayed or conditioned, enter into any ground lease, and not, except with the Lender's prior written consent, cancel, or accept surrender or termination of any master lease of any part of the Secured Line Properties;
(vi) not further assign or encumber any Lease; (vii) not, except with the Lender's prior written consent, cancel or accept surrender or termination of any Major Lease, provided that Borrowers give Lender written notice thirty (30) days prior to such cancellation, surrender or termination; and (viii) not, except with the Lender's prior written consent, modify or amend any Major Lease. Any action in violation of clauses (v), (vi), (vii), and (viii) of this
Section 6.22(b) shall be void at the election of the Lender.

          (c) At the request of the Lender, the Borrowers shall use best efforts to obtain and furnish to the Lender, written estoppels in form and substance satisfactory to the Lender, executed by tenants under Leases in the Secured Line Properties and confirming the term, rent, and other provisions and matters relating to the Leases.

          6.23 Right of Last Look. In connection with any refinancing of debt or acquisition financing secured by real property(ies) owned by any of the Borrowers or any of their subsidiaries which is not, as of the date hereof, the subject of an executed commitment letter, such Borrower shall provide the Lender with a "right of last look", provided that such right of last look shall only exist for so long as the Lender continues to provide the Borrowers with REO and property portfolio acquisition/management opportunities.

          6.24 Ground Lessor Estoppel. Use reasonable efforts to deliver to Lender, within 60 days after the Third Modification Date, and, if necessary, continue to use reasonable efforts thereafter, the estoppel certificate from the Ground Lessor required by Section 4.36(m) hereof.

                         SECTION 7.  NEGATIVE COVENANTS

          Each Borrower (provided, however, that with respect to the financial covenants contained in Section 7.1 only, such covenants shall apply to the consolidated financial condition of the Borrowers and their Subsidiaries) hereby agrees that, so long as any of the Commitment remains in effect or the Note remains outstanding and unpaid or any amount is owing to the Lender hereunder or under any other Loan Document, it shall not at any time, directly or indirectly:

          7.1  Financial Condition Covenants.

          (a) (1) permit the ratio of their Total Liabilities to their EBITDA (of the previous fiscal quarter) to be equal to or greater than 6.5 to
     1.0. In calculating EBITDA, (i) certain cash flow support payments made by Crown Investments Trust to the REIT pursuant to the Cash Flow Support Agreement and (ii) interest income, will be included in such calculation. Total Liabilities and EBITDA shall be calculated quarterly, on a trailing four quarters basis. The Borrowers' independent accountant will audit the calendar quarterly calculations of the Borrowers and the Borrowers shall promptly deliver such calculations and related report of such independent accountant to the Lender.

          (2) notwithstanding the foregoing, if the Borrowers' ratio of Total Liabilities to EBITDA is equal to or greater than 6.5 to 1.0, but less than
     7.0 to 1.0, such condition shall not be an Event of Default if the Borrowers agree to pay an increased LIBOR Rate or Floating Rate, as applicable, such increase to be 0.25% on an annualized basis for the first quarter following the end of the non-compliant quarter. For each quarter thereafter that the permitted Total Liabilities to EBITDA ratio is exceeded, the LIBOR Rate or Floating Rate, as applicable, shall increase by an additional 0.25% on an annualized basis (not to exceed 2.0% in the aggregate). Beginning on the quarter in which the permitted Total Liabilities to EBITDA ratio is achieved for the preceding quarter, the requirement to pay the increased LIBOR Rate or Floating Rate, as applicable, shall terminate;

          (b) permit the ratio of EBITDA to fixed charges (including dividends on preferred stock and debt service on all debt (secured and unsecured)) for any trailing twelve (12) month period to be less than 1.2 to 1.0; and

          (c) incur floating rate debt that is not subject to a 10% interest rate cap (if such debt is not capped by its terms, such cap shall be pro-vided by an institution having at least an "AA" rating for long-term unsecured debt) in an aggregate principal amount in excess of 25% of its aggregate debt (not including debt to the Lender).

          7.2  Intentionally Omitted.

          7.3 Limitation on Liens. Create, incur, assume or suffer to exist any Lien upon any Secured Line Property or the revenues therefrom, except for:

          (a) Liens for Taxes not yet due or which are being contested in good faith by appropriate proceedings, provided that (i) the Borrowers notify the Lender that they intend to contest such Taxes, (ii) the Borrowers provide the Lender with an indemnity, bond or other security satisfactory to the Lender assuring the discharge of the Borrowers' obligations for such Taxes, including interest and penalties, (iii) the Borrowers are diligently contesting the same by appropriate legal proceedings in good faith and at its own expense and concludes such contest prior to the tenth (10th) day preceding the earlier to occur of the Termination Date or the date on which a Secured Line Property is scheduled to be sold for non-payment, (iv) the Borrowers promptly upon final determination thereof pay the amount of any such Taxes, together with all costs, interest and penalties which may be payable in connection therewith; and (v) notwithstanding the foregoing, the Borrowers shall immediately upon request of the Lender pay any such Taxes notwithstanding such contest if, in the opinion of the Lender, any Secured Line Property or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, canceled or lost. The Lender may pay over any cash deposit or part thereof to the claimant entitled thereto at any time when, in the judgment of the Lender, the entitlement of such claimant is established;

          (b) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business which are not overdue for a period of more than 60 days or which are being contested in good faith by appropriate proceedings, provided that adequate reserves with respect thereto are maintained on the books of such Borrower in conformity with GAAP;

          (c) pledges or deposits in connection with workers' compensation, unemployment insurance and other social security legislation;

          (d) deposits to secure the performance of bids, trade contracts (other than for borrowed money), Leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business;

          (e)    easements,  rights-of-way,  restrictions  and   other   similar
     encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount and which do not in any case materially detract from the value of such Secured Line Property or materially interfere with the ordinary conduct of the business of such Borrower; and

          (f)  Liens created pursuant to the Security Documents.

          7.4  Intentionally Omitted.

          7.5 Limitation on Fundamental Changes. Except as specifically provided in Section 7.13 hereof, enter into any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of, all or substantially all of its property, business or assets, or make any material change in its present method of conducting business, except:

          (a) any Subsidiary of any Borrower may be merged or consolidated with or into such Borrower (provided that such Borrower shall be the continuing or surviving entity) or with or into any one or more wholly owned Subsi-diaries of such Borrower (provided that the wholly owned Subsidiary or Subsidiaries shall be the continuing or surviving entity);

          (b) any wholly owned Subsidiary may sell, lease, transfer or other-wise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to such Borrower or any other wholly owned Subsidiary of such Borrower; and

          (c)  as permitted under Section 7.6.

          7.6  Limitation on Sale of Assets.  Except as specifically provided in
Section 7.13 hereof, convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets (including, without limitation, receivables and leasehold interests), whether now owned or hereafter acquired, or, in the case of any Subsidiary, issue or sell any shares of such Subsidiary's Capital Stock to any Person other than such Borrower or any wholly owned Subsidiary, except:

          (a) the leasing of portions of such Borrower's properties in the ordinary course of business for occupancy by the tenants thereunder;

          (b) except as permitted by Section 2.7 or 2.8 hereof, the sale of such Borrower's properties, other than Secured Line Properties, in the ordinary course of such Borrower's business; and

          (c)  as permitted by Section 7.5(b).

          7.7 Limitation on Investments, Loans and Advances. Make any advance, loan, extension of credit or capital contribution to, or purchase any stock, bonds, notes, debentures or other securities of or any assets constituting a business unit of, or make any other investment in, any Person, except:

          (a)  investments in Cash Equivalents;

          (b)  investments in real properties;

          (c) investments in Subsidiaries and Partnerships formed for the sole purpose of acquiring and holding one or more Secured Line Properties; and

          (d) investments in complimentary income producing activities so long as such investments do not threaten the "real estate investment trust" status of the REIT for federal income tax purposes.

          7.8  Intentionally Omitted.

          7.9   Limitation  on  Transactions with Affiliates.   Enter  into  any
transaction, including, without limitation, any purchase, sale, lease or exchange of property or the rendering of any service, with any Affiliate unless such transaction is (a) not expressly prohibited by this Agreement, (b) in the ordinary course of such Borrower's or its Subsidiaries' business and (c) upon fair and reasonable terms no less favorable to such Borrower or such Subsidiary, as the case may be, than it would obtain in a comparable arm's length transaction with a Person which is not an Affiliate.

          7.10 Limitation on Changes in Fiscal Year. Permit the fiscal year of such Borrower to end on a day other than December 31.

          7.11 Limitation on Lines of Business. Enter into any business, either directly or through any Subsidiary, except for those businesses in which such Borrower and its Subsidiaries are engaged on the date of this Agreement, or which are directly related thereto.

          7.12 Limitation on Use of Loan. Use any advances under the Loan for the payment of any dividends to the shareholders of the REIT to the extent such dividends are in excess of EBITDA for the applicable period.

          7.13 Limitation on Transfer and Further Encumbrance. (a) Sell, assign, convey, transfer, mortgage, grant a security interest in, pledge or otherwise dispose of (collectively, a "Transfer") (i) any portion of any of the Secured Line Properties (other than Leases and other encumbrances permitted under this Agreement and other than transfers permitted under Sections 2.4, 2.7,
2.8 and 3.2 hereof) or (ii) any interest in such Borrower, direct or indirect, without the prior written consent of the Lender. Notwithstanding the foregoing, the Lender's consent shall not be required for any of the following Transfers:
(i) with respect to the REIT, (A) any Transfer of all or any portion of any shares of beneficial interest of the REIT, and (B) issuance of additional shares of beneficial interest in the REIT, even if such issuance results in a reduction of the partnership interest of the REIT in the Operating Partnership (a "Reduction") so long as the REIT continues to own greater than 50% of the voting interest in the Operating Partnership; (ii) with respect to the Operating Partnership, the following Transfers (x) to an Affiliate or to any Person owned or Controlled by Mark Pasquerilla or to any Person in connection with an acquisition of such Person, by merger, share exchange or otherwise, directly or indirectly, by the REIT, shall be permissible without the prior written consent of the Lender so long as no Event of Default has occurred and is continuing and
(y) to any other Person shall be permissible with the prior written consent of the Lender, which consent shall not be unreasonably withheld so long as no Event of Default has occurred and is continuing, (a) any Transfer of limited partnership interests in the Operating Partnership so long as after giving effect to such Transfer or series of Transfers the REIT owns greater than 50% of the voting interest in the Operating Partnership, (b) the issuance of additional limited partnership units or other securities, even if such issuance results in a Reduction so long as the REIT continues to own greater than 50% of the voting interest in the Operating Partnership; and (c) any Fundamental Transaction. Notwithstanding the provisions of clause 7.13(a)(ii)(x) to the contrary and subject to the remaining terms of this Section 7.13, with respect to the Operating Partnership, a Transfer to an Affiliate or to any Person owned or Controlled by Mark Pasquerilla shall be permitted following the occurrence and continuance of an Event of Default so long as such Transfer does not exceed 6.5% of the ownership interest in the Operating Partnership in the aggregate and is made in connection with the exercise of management share options in the ordinary course of the Operating Partnership's business.

          (b) In addition to any other requirements or restrictions regarding Transfers set forth in this Section 7.13, any Transfer shall also be conditioned upon the Lender's receipt of (i) a satisfactory opinion of counsel from the counsel to the proposed transferee (the "Transferee") that, in a properly presented case, a bankruptcy court in a case involving the Transferee would not disregard the corporate, company or partnership form of the Transferee and (ii) payment in full of the Lender's actual expenses in connection with such Transfer.

          (c) As used herein, the term "Fundamental Transaction" shall mean, with respect to the Operating Partnership, any acquisition by, merger with or consolidation with or into, or sale of substantially all of its assets to, an entity ("Transferee") if:

                    (i) Transferee owns, directly or indirectly, substantially all the assets which the Operating Partnership owned immediately prior to the effective date of such merger, consolidation or sale;

                    (ii) Transferee agrees in writing to assume all obligations of the Operating Partnership under the Loan Documents to which the Operating Partnership is a party;

                    (iii) Transferee has executive officers reasonably acceptable to the Lender;

                    (iv) The Lender has received confirmation in writing that such Transferee is not subject to on-going criminal or bankruptcy proceedings;

                    (v) Transferee is a Qualified Resultant Owner (hereinafter defined) and the Lender has received written confirmation from each of the rating agencies rating the Permanent Loan that such Transfer will not result in qualification, reduction or withdrawal of the then current ratings assigned to the related certificates issued in connection with such Permanent Loan.

                    (vi) The property manager after such transaction is either the Operating Partnership or an Affiliate or is a prominent nationally recognized professional management company which at the time of its engagement as manager shall be the property manager for at least 10 regional malls containing at least six million aggregate leaseable square feet (inclusive of anchor stores but exclusive of the Secured Line Properties).

                    (vii)  The Secured Line Properties being transferred will
          be   owned  by  one  or  more  Single  Purpose  Entities  and  a  non-
          consolidation opinion acceptable to the Lender and the rating agencies rating the Permanent Loan has been delivered;

                    (viii) Transferee's organizational structure satisfies all of the covenants set forth in this Agreement, including, without limitation, those covenants set forth in Sections 6.17 and 7.1; and

                    (ix) 60 days' notice to the Lender has been given.

          (d) As used herein, a "Qualified Resultant Owner" means any one or more of the following persons who own, individually or collectively, at least a 51% beneficial interest in and control of the Transferee: a person that (A) is or is controlled by either a pension fund, pension fund advisor, an insurance company, a domestic bank (with total assets of at least $45 billion), or a person who's long-term unsecured debt is rated at least investment grade by each of the rating agencies rating the Permanent Loan, (B) has a current net worth of at least $250,000,000 and total real estate assets of at least $500,000,000, in each case exclusive of the Secured Line Properties (or in the case of a pension fund advisor, controls $1 billion in real estate assets), and (C) controls (exclusive of the Secured Line Properties) at least 10 regional malls containing in the aggregate at least 6,000,000 square feet of leaseable space.

          (e) Any Transfer that is not a permitted Transfer as described above and any Transfer to Mark Pasquerilla, or any Person controlled by either of them, such that the REIT shall cease to own directly or indirectly greater than 50% of the Operating Partnership, shall be permitted only with the Lender's prior written consent.

           7.14 Limitation on Restrictions. Initiate, join in or consent to any private restrictive covenant, zoning ordinance, or other public or private restrictions, limiting or affecting the uses which may be made of any Secured Line Property or any part thereof in such a way that would have a Material Adverse Effect.

           7.15 Limitations of ERISA. Take any action which would cause it to become an "employee benefit plan" as defined in Section 3(3) of ERISA, or a "governmental plan" as defined in Section 3(32) of ERISA, or a "plan" as defined in Section 4875(e)(1) of the Code, or its assets to become "plan assets" as defined in 29 C.F.R. Section 2510.3-101, or (ii) sell, assign or transfer any Secured Line Property, or any portion thereof or interest therein (other than a Lease entered into a conformity with the provisions of this Agreement), to any transferee which does not execute and deliver to the Lender its written assumption of the obligations of this covenant.

                        SECTION 8.  ENVIRONMENTAL MATTERS

          8.1 Certain Definitions. As used herein, the following terms have the meanings indicated:

          (a) "Environmental Laws". Any local, state, federal or other governmental authority, statute, ordinance, code, order, decree, law, rule or regulation applicable to the Secured Line Properties pertaining to or imposing liability or standards of conduct concerning environmental regulation, contamination or clean-up including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Emergency Planning and Community Right-to-Know Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, the Solid Waste Disposal Act, as amended, the Clean Water Act, as amended, the Clean Air Act, as amended, the Toxic Substances Control Act, as amended, the Safe Drinking Water Act, as amended, the Occupational Safety and Health Act, as amended, The Pennsylvania Land Recycling and Environmental Remediation Standards Act of 1995, as amended, any state superlien and environmental clean-up statutes and all regulations adopted in respect of the foregoing laws whether presently in force or coming into being and/or effectiveness hereafter.

          (b) "Hazardous Materials" means (i) petroleum or chemical products, whether in liquid, solid, or gaseous form, or any fraction or by-product thereof, (ii) asbestos or asbestos-containing materials, (iii) polychlorinated biphenyls (pcbs), (iv) radon gas, (v) any explosive or radioactive substances,
(vi) lead or lead-based paint, or (vii) any other substance, material, waste or mixture which is or shall be listed, defined, or otherwise determined by any governmental authority to be hazardous, toxic, or otherwise regulated, controlled or giving rise to liability under any Environmental Laws.

          8.2 Representations and Warranties on Environmental Matters. To each Borrower's knowledge, except as set forth in the Site Assessments, as of the Third Modification Date, (a) no Hazardous Material is now or was formerly used, stored, generated, manufactured, installed, treated, discharged, disposed of or otherwise present at or about any Secured Line Property or any property adjacent to any Secured Line Property (except for cleaning and other products currently used by the Borrowers or any tenants thereunder in connection with the routine maintenance or repair of a Secured Line Property or sold or used in the ordinary course of business each in full compliance with Environmental Laws) and no Hazardous Material was removed or transported from any Secured Line Property other than as disclosed to the Lender in writing, (b) all permits, licenses, approvals and filings required by Environmental Laws have been obtained, and the use, operation and condition of any Secured Line Property does not, and did not previously, violate any Environmental Laws, (c) no civil, criminal or administrative action, suit, claim, hearing, investigation or proceeding has been brought or been threatened which is still pending, nor have any material settlements been reached by or with any parties or any liens imposed in connection with any Secured Line Property concerning Hazardous Materials or Environmental Laws; and (d) no underground storage tanks exist on any part of any Secured Line Property other than as disclosed to the Lender in a Site Assessment delivered to Lender at the time or origination of the Existing Credit Line and the Valley Mall Construction Loan.

          8.3  Covenants on Environmental Matters.

          (a)   Borrowers  shall  (i)  comply  in  all  material  respects  with
applicable  Environmental  Laws;  (ii)  notify  Lender  immediately   upon   any
Borrower's discovery of any spill, discharge, release or presence of any Hazardous Material at, upon, under, within, contiguous to or otherwise affecting any Secured Line Property; (iii) promptly remove and/or remediate such Hazardous Materials as required by and in full compliance with Environmental Laws; and
(iv) promptly forward to Lender copies of all orders, notices, permits, applications or other communications and reports received by the Borrowers in connection with any spill, discharge, release or the presence of any Hazardous Material or any other matters relating to the Environmental Laws or any similar laws or regulations, as they may affect any Secured Line Property or any Borrower.

          (b) Borrowers shall not cause, shall prohibit any other Person within the control of Borrowers from causing, and shall use prudent, commercially reasonable efforts to prohibit other Persons (including tenants) from
(i) causing any spill, discharge or release, or the use, storage, generation, manufacture, installation, or disposal, of any Hazardous Materials at, upon, under, within or about any Secured Line Property or the transportation of any Hazardous Materials to or from any Secured Line Property (except for cleaning and other products used in connection with routine maintenance or repair of any Secured Line Property or sold or used in the ordinary course of business in full compliance with Environmental Laws), (ii) installing any underground storage tanks at any Secured Line Property, provided that the Borrowers shall be permitted with the consent of the Lender, which consent shall not be unreasonably withheld or delayed, to replace underground storage tanks with new underground storage tanks if such replacement is performed in accordance with all Environmental Laws, or (iii) conducting any activity that requires a permit or other authorization under Environmental Laws prior to obtaining the same.

          (c) Borrowers shall provide to Lender, at Borrowers' expense promptly upon the written request of Lender from time to time, a Site Assessment or, if required by Lender, an update to any existing Site Assessment, to assess the presence or absence of any Hazardous Materials and the potential costs in connection with abatement, cleanup or removal of any Hazardous Materials found on, under, at or within any Secured Line Property to the extent such abatement, cleanup or removal is required by applicable Environmental Law. Borrower shall pay the cost of no more than one such Site Assessment or update in any twelve
(12)-month period, unless Lender's request for an additional Site Assessment or updated assessment is based on information provided under Section 8.3(a), a reasonable suspicion of Hazardous Materials at or near any Secured Line Property, a breach of representations under Section 8.2, or an Event of Default, in which case any such Site Assessment or update shall be at Borrowers' expense.

          8.4 Allocation of Risks and Indemnity. As between Borrowers and Lender, all risk of loss associated with non-compliance with Environmental Laws, or with the presence of any Hazardous Material at, upon, within, contiguous to or otherwise affecting any Secured Line Property, shall lie solely with Borrowers except as otherwise provided herein. Accordingly, Borrowers shall bear all risks and costs associated with any loss (including any loss in value attributable to Hazardous Materials), damage or liability therefrom, including all costs of removal of Hazardous Materials or other remediation required by Environmental Law. Borrowers shall indemnify, defend and hold Lender and its shareholders, directors, officers, employees and agents harmless from and against all loss, liabilities, damages, claims, costs and expenses (including reasonable costs of defense and consultant fees, investigation and laboratory fees, court costs, and other litigation expenses) arising out of or associated, in any way, with (a) the non-compliance with applicable Environmental Laws, or
(b) the existence of Hazardous Materials in, on, or about any Secured Line Property, (c) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to Hazardous Materials in, on or about any Secured Line Property; (d) any lawsuit brought or threatened, settlement reached, or government order relating to Hazardous Materials in, on or about any Secured Line Property, (e) a breach of any representation, warranty or covenant contained in this Article 8, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law, or (f) the imposition of any environmental lien encumbering any Secured Line Property; provided, however, Borrowers shall not be liable under such indemnification to the extent such loss, liability, damage, claim, cost or expense results solely from Lender's gross negligence or willful misconduct. Borrowers' obligations under this Section 8.4 shall arise upon the discovery of the presence of any Hazardous Materials, whether or not the Environmental Protection Agency, any other federal agency authorized to enforce Environmental Laws or any governmental authority has taken or threatened any action in connection with the presence of any Hazardous Material, and whether or not the existence of any such Hazardous Material or potential liability on account thereof is disclosed in a Site Assessment and shall continue notwithstanding the repayment of the Loan or any transfer or sale of any right, title and interest in any Secured Line Property (by foreclosure, deed in lieu of foreclosure or otherwise) except as otherwise provided herein. Notwithstanding the foregoing, the Borrowers shall have no obligation to indemnify the Lender, and the indemnification provisions set forth in this Section 8.4 shall not apply to any release or presence of Hazardous Materials which the Borrowers can establish either (i) occurred solely after the payment of the Debt in full and satisfaction of all of the Borrowers' obligations under the Loan Documents and transfer of the Secured Line Properties resulting from a foreclosure or deed in lieu of foreclosure accepted by the Lender and was not caused by the Borrowers or an Affiliate thereof, or (ii) occurred solely from the Lender's knowing and willful instruction to the Borrowers to take an action that the Lender knew would cause an immediate release of Hazardous Materials or which violated an applicable Environmental Law. The Borrowers shall have the burden of proving the foregoing. Additionally, if any Hazardous Materials affect or threaten to affect the Secured Line Properties, Lender may (but shall not be obligated to) give such notices and take such actions as it deems necessary or advisable at the expense of the Borrowers in order to abate the discharge of any Hazardous Materials or remove the Hazardous Materials if the Borrowers have failed to promptly and diligently take such action after notice the Lender. Any reasonable amounts actually incurred by and payable to Lender by reason of the application of this Section 8.4 shall become immediately due and payable upon receipt of written notice by the Borrower and shall bear interest at the default rate set forth in Section 3.1(b) hereof from the date such notice is received by the Borrowers. The obligations and liabilities of Borrowers under this Section
8.4 shall survive any termination, satisfaction, assignment, entry of a judgment of foreclosure or delivery of a deed in lieu of foreclosure except as otherwise provided herein.

          8.5 No Waiver. Notwithstanding any provision in this Section 8 or elsewhere in the Loan Documents, or any rights or remedies granted by the Loan Documents, Lender does not waive and expressly reserves all rights and benefits now or hereafter accruing to Lender under the "security interest" or "secured creditor" exception under applicable Environmental Laws, as the same may be amended. No action taken by Lender pursuant to the Loan Documents shall be deemed or construed to be a waiver or relinquishment of any such rights or benefits under the "security interest exception."

                          SECTION 9.  EVENTS OF DEFAULT

          If any of the following events shall occur and be continuing:

          (a) The Borrower shall fail to pay any regularly scheduled install-ment of principal, interest or other amounts due under the Loan Documents within five (5) days of (and including) the day it is due, or the Borrowers shall fail to pay the Loan at the Termination Date, whether by acceleration or otherwise; or

          (b) Any representation or warranty made by the Borrowers herein or in any other Loan Document or which is contained in any certificate, document or financial or other statement furnished by them at any time under or in connection with this Agreement or any such other Loan Document shall prove to have been incorrect in any material respect on or as of the date made; provided, however, no Event of Default shall arise under this
      Section 9(b) if (i) the facts which give rise to the incorrect re-presentation or warranty are capable of being cured by the Borrowers and (b) such underlying facts are cured by the Borrowers within fifteen (15) days of notice given to the Borrowers by the Lender of the existence of such incorrect representation or warranty; or

          (c) The Borrowers shall fail to maintain in full force and effect insurance as required under Section 6.5 of this Agreement; or

          (d) The Borrowers shall default in the observance or performance of any agreement contained in Sections 6.4, 6.7, 6.10, 6.11, 6.12 or 6.18, Sections 7.1, 7.5, 7.6, 7.7, 7.11, 7.12, 7.13 or 7.15 of this Agreement, or there shall occur any "Event of Default" as defined in any Mortgage; or

          (e) The Borrowers shall default in the observance or performance of any other agreement contained in this Agreement or any other Loan Document (other than as provided in paragraphs (a) through (d) of this Section), and such default shall continue unremedied for a period of thirty (30) days, provided, however, that if such default cannot reasonably be cured within such thirty (30) day period and the Borrowers shall have commenced to cure such default within such thirty (30) day period and thereafter diligently and expeditiously proceed to cure the same, such thirty (30) day period shall be extended for so long as it shall require the Borrowers in the exercise of due diligence to cure such default, it being agreed that no such extension shall be for a period in excess of ninety (90) days; or

          (f) (i) Any Borrower shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorgan-ization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or
     (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or such Borrowers shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against such Borrower any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undis-charged or unbonded for a period of 90 days; or (iii) there shall be com-menced against such Borrower any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 90 days from the entry thereof; or (iv) such Borrower shall take any action in further-ance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii), or (iii) above; or (v) such Borrower shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

          (g) One or more judgments or decrees shall be entered against any Borrower involving in the aggregate a liability (not paid or fully covered by insurance)of $5,000,000 or more, and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 90 days from the entry thereof; or

          (h) (i) Any of the Security Documents shall cease, for any reason, to be in full force and effect, or any Borrower shall so assert or (ii) the Lien created by any of the Security Documents shall cease to be enforceable and of the same effect and priority purported to be created thereby; or

          (i) The Operating Partnership shall fail in the payment of any rent, additional rent or other charge mentioned in or made payable by the Ground Lease as and when such rent or other charge is payable; or

          (j) There shall occur any "Event of Default" by the Operating Part-nership, as tenant under the Ground Lease, in the observance or performance of any term, covenant or condition of the Ground Lease on the part of the Operating Partnership, to be observed or performed, and said default is not cured prior to the expiration of any applicable grace period therein pro-vided, or if any one or more of the events referred to in the Ground Lease shall occur which would cause the Ground Lease to terminate without notice or action by the Ground Lessor or which would entitle the Ground Lessor to terminate the Ground Lease and the term thereof by giving notice to the Operating Partnership, as tenant thereunder, or if the leasehold estate created by the Ground Lease shall be surrendered or the Ground Lease shall be terminated or canceled for any reason or under any circumstances whatsoever, or if any of the terms, covenants or conditions of the Ground Lease shall in any manner be modified, changed, supplemented, altered, or amended without the consent of the Lender;

          (k) The REIT shall lose its status as a "real estate investment trust" for federal income tax purposes; or

          (l)  An Event of Default shall occur under the Building Loan
     Agreement;

then, and in any such event, the Lender (i) shall have no obligation to make any further advances under the Loan, (ii) shall have the absolute and unconditional right in its sole and absolute discretion to declare the Obligations, or any portion thereof, immediately due and payable, (iii) shall have the right to pursue any and all remedies provided for in the Loan Documents or otherwise available to the Lender at law or in equity or otherwise, (iv) shall have the absolute and unconditional right in its sole and absolute discretion to terminate the Commitment and its obligations with respect thereto under this Agreement, and (v) shall have the right to require the Borrowers to institute lock-boxes at each Secured Line Property for the benefit of the Lender pursuant to lock-box agreements acceptable to the Lender in its sole and absolute discretion, pursuant to which all cash-flow from such Secured Line Properties shall be used to repay the Obligations in such order and in such priority at the Lender may from time to time, in its sole and absolute discretion, designate. All remedies afforded to the Lender under this Agreement or under any of the Loan Documents are separate and cumulative remedies and it is agreed that none of such remedies shall be deemed to be in exclusion of any other remedies available to the Lender and shall not in any manner limit or prejudice any other legal or equitable remedies which the Lender may have. In addition to the foregoing, during the continuance of an Event of Default, the Borrowers shall not, and shall cause their Subsidiaries not to, pay any amounts owing to Affiliates, including, without limitation, any management fees, with respect to the Secured Line Properties, unless and until the Obligations have been paid in full.


SECTION 10.  CROSS-DEFAULT; CROSS-COLLATERALIZATION; WAIVER OF MARSHALLING

          (a) The Borrowers acknowledge that the Lender has made the Loan to the Borrowers upon the security of their collective interest in the Secured Line Properties and in reliance upon the aggregate of the Secured Line Properties taken together being of greater value as collateral security than the sum of the Secured Line Properties taken separately. The Borrowers agree that the Mortgages are and will be cross-collateralized and cross-defaulted with each other so that (i) an Event of Default under any of the Mortgages shall constitute an Event of Default under each of the other Mortgages which secure the Note; (ii) an Event of Default under the Note or this Agreement shall constitute an Event of Default under each Mortgage; and (iii) each Mortgage shall constitute security for the Note as if a single blanket Lien were placed on all of the Secured Line Properties as security for the Note.

          (b) To the fullest extent permitted by law, the Borrowers, for themselves and their successors and assigns, waive all rights to a marshalling of the assets of the Borrowers, the Borrowers' partners and others with interests in the Borrowers, and of the Secured Line Properties, or to a sale in inverse order of alienation in the event of foreclosure of all or any of the
Mortgages, and agree not to assert any right under any laws pertaining to the marshalling of assets, the sale in inverse order of alienation, homestead exemption, the administration of estates of decedents, or any other matters whatsoever to defeat, reduce or affect the right of the Lender under the Loan Documents to a sale of the Secured Line Properties for the collection of the Obligations without any prior or different resort for collection or of the right of the Lender to the payment of the Obligations out of the net proceeds of the Secured Line Properties in preference to every other claimant whatsoever. In addition, the Borrowers, for themselves and their successors and assigns, waive in the event of foreclosure of any or all of the Mortgages, any equitable right otherwise available to the Borrowers which would require the separate sale of the Secured Line Properties or require the Lender to exhaust its remedies against any particular Secured Line Property or any combination of the Secured Line Properties before proceeding against any other particular Secured Line Property or combination of Secured Line Properties; and further in the event of such foreclosure the Borrowers do hereby expressly consent to and authorize, at the option of the Lender, the foreclosure and sale either separately or together of any combination of the Secured Line Properties.


                           SECTION 11.  MISCELLANEOUS

          11.1 Amendments; No Novation. Neither this Agreement nor any other Loan Document, nor any terms hereof or thereof may be amended, supplemented, modified or terminated, in whole or in part, except by an agreement in writing executed by the parties hereto. The parties intend that the Third Modification shall not constitute a novation. In addition, unless expressly modified and amended hereby, all terms and conditions of the Existing Secured Credit Line shall remain in full force and effect. Notwithstanding the foregoing provisions, the terms and provisions of this Agreement shall supersede in all respects the terms and provisions of the Existing Credit Agreement.

          11.2 Notices. Any notice required or permitted to be given under this Agreement shall be in writing and either shall be mailed by certified mail, postage prepaid, return receipt requested, or sent by overnight air courier service, or personally delivered to a representative of the receiving party, or sent by telecopy (provided an identical notice is also sent simultaneously by mail, overnight courier, or personal delivery as otherwise provided in this
Section 11.2). All such communications shall be mailed, sent or delivered, addressed to the party for whom it is intended at its address set forth below.

     The Borrowers: c/o Crown American Realty Trust
                    Crown American Properties, L.P.
                    Pasquerilla Plaza
                    Johnstown, Pennsylvania 15901
                    Attention:  Chief Financial Officer
                    Fax:  (814) 535-9336

     The Lender:         General Electric Capital Corporation Real Estate
                    1528 Walnut Street
                    9th Floor
                    Philadelphia, Pennsylvania 19102
                    Attention:  Asset Management
                    Fax:  (215) 772-0361

Any communication so addressed and mailed shall be deemed to be given on the earliest of (a) when actually delivered, (b) on the first Business Day after deposit with an overnight air courier service, or (c) on the third Business Day after deposit in the United States mail, postage prepaid, in each case to the address of the intended addressee, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by the Lender or the Borrowers, as the case may be. If given by telecopy, a notice shall be deemed given and received when the telecopy is transmitted to the party's telecopy number specified above confirmation of complete receipt is received by the transmitting party during normal business hours or on the next Business Day if not confirmed during normal business hours. Either party may designate a change of address by written notice to the other by giving at least ten (10) days prior written notice of such change of address.

          11.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Lender, any right, remedy, power or privilege hereunder or under the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

          11.4 Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Loan Documents and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement and the making of the Loan hereunder.

          11.5 Payment of Expenses. (a) The Borrowers agree to pay on demand all costs and expenses of the Lender in connection with the preparation, execution, delivery, administration, modification, and amendment of this Agreement, the other Loan Documents, and the other documents delivered or to be delivered hereunder, including, without limitation, the reasonable fees and expenses of counsel for the Lender (including the cost of internal counsel) with respect thereto and with respect to advising the Lender as to its rights and responsibilities under the Loan Documents. The Borrowers further agree to pay on demand all reasonable costs and expenses of the Lender, if any (including, without limitation, reasonable attorneys' fees and expenses and the reasonable cost of internal counsel), in connection with the enforcement (whether through negotiations, legal proceedings, or otherwise) of the Loan Documents and the other documents to be delivered hereunder.

          (b) The Borrowers agree, to indemnify and hold harmless the Lender and each of its affiliates and its respective officers, directors, employees, agents, and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities, reasonable costs, and expenses (including, without limitation, reasonable attorneys' fees) that may be actually incurred by or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation, or proceeding or preparation of defense in connection therewith) the Loan Documents, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loan, except to the extent such claim, damage, loss, liability, cost, or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct.
In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 11.5 applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by the Borrowers, their directors, shareholders or creditors or an Indemnified Party or any other Person or any Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The
Borrowers agree not to assert any claim against the Lender, any of its affiliates, or any of its respective directors, officers, employees, attorneys, agents, and advisers, on any theory of liability, for special, indirect, consequential, or punitive damages arising out of or otherwise relating to the Loan Documents, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loan.

          (c) Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements and obligations of the Borrowers contained in this Section 11.5 shall survive the payment in full of the Loan and all other amounts payable under this Agreement.

          11.6 Successors and Assigns; Participations and Assignments. (a) This Agreement shall be binding upon and inure to the benefit of the Borrowers, the Lender and their respective successors and assigns, except that the Borrowers may not assign or transfer any of their rights or obligations under this Agreement without the prior written consent of the Lender.

          (b) The Lender may assign to one or more Persons all or a portion of its rights and obligations under this Agreement; provided, however, that notwithstanding anything to the contrary contained herein, the Lender shall not assign its rights and obligations under this Agreement to (i) any competitors of the REIT primarily involved in the ownership and operation of retail properties or (ii) any Person that will not execute a standstill agreement with respect to the acquisition of the Borrowers and a confidentiality agreement.

          (c) Subject to the restrictions set forth in Section 11.6(b), the Lender may sell participations to one or more Persons in all or a portion of its rights and obligations under this Agreement (including all or a portion of the Commitment and the Loan);

          (d) Subject to the restrictions set forth in Section 11.6(b), the Lender may furnish any information concerning the Borrowers or any of their Sub-sidiaries in the possession of the Lender from time to time to assignees and participants (including prospective assignees and participants).

          11.7 Set-off. Upon the occurrence and during the continuance of any Event of Default, the Lender (and each of its Affiliates) is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Lender (or any of its Affiliates) to or for the credit or the account of the Borrowers against any and all of the obligations of the Borrowers or hereafter existing under this Agreement and any note held by the Lender, irrespective of whether the Lender shall have made any demand under this Agreement or such note and although such obligations may be unmatured. The Lender agrees promptly to notify the Borrowers after any such set-off and application made by the Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that the Lender may have.

          11.8 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by facsimile transmission of signature pages hereto), and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

          11.9 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          11.10 Integration. This Agreement and the other Loan Documents represent the agreement of the Borrowers and the Lender with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Lender relative to the subject matter hereof not expressly set forth or referred to herein or in the other Loan Documents.

          11.11     GOVERNING LAW.

          (A) THIS AGREEMENT WAS NEGOTIATED IN THE STATE OF NEW YORK, AND MADE BY THE LENDER AND ACCEPTED BY THE BORROWERS IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THE NOTE DELIVERED PURSUANT HERETO WERE DISBURSED FROM THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECTS, INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REGARD TO PRINCIPLES OF CONFLICT LAWS) AND ANY APPLICABLE LAW OF THE UNITED STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION, AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT HERETO AND PURSUANT TO THE OTHER LOAN DOCUMENTS SHALL BE
GOVERNED BY AND CONSTRUED ACCORDING TO THE LAW OF THE STATE IN WHICH THE APPLICABLE SECURED LINE PROPERTY IS LOCATED, IT BEING UNDERSTOOD THAT, TO THE
FULLEST EXTENT PERMITTED BY THE LAW OF SUCH STATE, THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE CONSTRUCTION, VALIDITY AND ENFORCEABILITY OF ALL LOAN DOCUMENTS AND ALL OF THE OBLIGATIONS ARISING HEREUNDER OR THEREUNDER. TO THE FULLEST EXTENT PERMITTED BY LAW, BORROWER HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS AGREEMENT AND THE NOTE, AND THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK PURSUANT TO
SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW.

          (B) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST THE LENDER OR THE BORROWERS ARISING OUT OF OR RELATING TO THIS AGREEMENT MAY AT THE LENDER'S OPTION BE INSTITUTED IN ANY FEDERAL OR STATE COURT IN THE CITY OF NEW YORK,
COUNTY OF NEW YORK PURSUANT TO SECTION 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND THE BORROWERS WAIVE ANY OBJECTIONS WHICH THEY MAY NOW OR HEREAFTER HAVE BASED ON VENUE AND/OR FORUM NON CONVENIENS OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND THE BORROWERS HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING. THE BORROWERS DO HEREBY DESIGNATE AND APPOINT CT CORPORATION SYSTEM, HAVING AN ADDRESS AT 1633 BROADWAY, NEW YORK, NEW YORK 10019, AS THEIR AUTHORIZED AGENT TO ACCEPT AND ACKNOWLEDGE ON ITS BEHALF SERVICE OF ANY AND ALL PROCESS WHICH MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, AND AGREE THAT SERVICE OF PROCESS UPON SAID AGENT AT SAID ADDRESS AND WRITTEN NOTICE OF SAID SERVICE MAILED OR DELIVERED TO THE BORROWERS IN THE MANNER PROVIDED HEREIN SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE BORROWERS, IN ANY SUCH SUIT, ACTION OR PROCEEDING IN THE STATE OF NEW YORK. THE BORROWERS (I) SHALL GIVE PROMPT NOTICE TO THE LENDER OF ANY CHANGED ADDRESS OF ITS AUTHORIZED AGENT HEREUNDER, (II) MAY AT ANY TIME AND FROM TIME TO TIME DESIGNATE A SUBSTITUTE AUTHORIZED AGENT WITH AN OFFICE IN NEW YORK, NEW YORK (WHICH SUBSTITUTE AGENT AND OFFICE SHALL BE DESIGNATED AS THE PERSON AND ADDRESS FOR SERVICE OF PROCESS), AND (III) SHALL PROMPTLY DESIGNATE SUCH A SUBSTITUTE IF ITS AUTHORIZED AGENT CEASES TO HAVE AN OFFICE IN NEW YORK, NEW YORK OR IS DISSOLVED WITHOUT LEAVING A SUCCESSOR.

          11.12 Waiver of Punitive or Consequential Damages. Neither the Lender nor the Borrowers shall be responsible or liable to the other or to any other Person for any punitive, exemplary or consequential damages which may be alleged as a result of the Loan or the transaction contemplated hereby, including any breach or other default by any party hereto.

          11.13     Acknowledgments.  Each Borrower hereby acknowledges that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Loan Documents;

          (b) the Lender has no fiduciary relationship with or duty to the Borrowers arising out of or in connection with this Agreement or any of the other Loan Documents, and the relationship between the Borrowers and the Lender, in connection herewith or therewith is solely that of debtor and creditor; and

          (c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Borrowers and the Lender.

          11.14 WAIVERS OF JURY TRIAL. THE BORROWERS AND THE LENDER HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY THE BORROWERS AND THE LENDER, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. THE BORROWERS AND THE LENDER ARE EACH HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY THE OTHER PARTY.

          11.15 Public Disclosure. Each party hereunder shall have the right to review and approve all references to it or them, as applicable, and/or the Loan contained in any press release or public documents prepared by or on behalf of the other party(ies), except with respect to filings required to be made with any Governmental Authority.

          11.16 Recourse Obligations. The Borrowers' obligations in respect of the Loan shall constitute the full, joint and several recourse obligations of the Borrowers.

          11.17 Sole Discretion. Except as may otherwise be expressly provided to the contrary, wherever pursuant to the Note, the Mortgages, this Agreement, or any of the other Loan Documents, the Lender exercises any right given to it to consent or not consent, or to approve or disapprove, or any arrangement or term is to be satisfactory to the Lender, the decision of the Lender shall be in the sole but reasonable discretion of the Lender and shall be final and conclusive.

          11.18 Further Assurances. The Borrowers agree to do or cause to be done all such further reasonable acts and things, and to execute and deliver or cause to be executed and delivered all such additional conveyances, assignments, agreements and instruments as the Lender may at any time reasonably request solely in connection with the administration or enforcement of this Agreement and the other Loan Documents or in order better to assure, perfect and confirm unto the Lender its rights, powers and remedies under this Agreement and under the other Loan Documents. Nothing contained in this paragraph shall be construed as obligating the Borrowers to provide or to cause to be provided any collateral or security for the Loan other than as expressly contemplated by the provisions of this Agreement and the other Loan Documents.

          11.19 Name Changes. The Borrowers and the Lender hereby acknowledge and agree that any Single Purpose Entity may change its name so long as (i) the Borrowers provide Lender with written notice of such name change at least twenty
(20) Business Days prior to the occurrence of such name change, (ii) the Borrowers promptly reimburse the Lender for all of the Lender's reasonable costs and expenses incurred in connection with evaluating and documenting such name change, including, without limitation, any costs of refiling any Financing Statements, (iii) at no time shall the Lien of any Security Document be materially affected other than in connection with the simultaneous substitution of a new Financing Statement and (iv) the Borrowers shall execute such amendments to the Loan Documents and provide the Lender with such title endorsements reflecting such name change as the Lender may require.

          IN  WITNESS WHEREOF, the parties hereto have caused this Agreement  to
be   duly   executed  and  delivered  by  their  proper  and   duly   authorized
representatives as of the day and year first above written.

                              CROWN AMERICAN REALTY TRUST, a Maryland real estate investment trust, in its capacity as a Borrower and as a guarantor



                              By:  __________________________________
                              Name:
                              Title:

                              CROWN   AMERICAN  PROPERTIES,  L.P.,  a   Delaware
                              limited partnership, in its capacity as a Borrower and as a guarantor

                              By:  Crown American Realty Trust, a Maryland
                              real estate investment trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:

                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   I,   L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates I, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:

                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   II,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates II, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES  III,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates III, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   IV,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates IV, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:

                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   V,   L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates V, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   VI,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates VI, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES  VII,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates VII, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES VIII, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates VIII, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   IX,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates IX, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   X,   L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates X, a Delaware business trust, its sole general partner



                                 By: _________________________________
                                 Name:
                                 Title:





                              GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation



                              By:_______________________________________
                              Name:  Peter Tzelios
                              Title:    Attorney-In-Fact

_______________________________
1 From $109,000,000 to $118,500,000, the required COC shall be 12.5% if funds are used for the Bradley and Jacksonville Mall Advances, as provided in
Section 2.2(f) hereof.




EXHIBIT 10.17

                          REGISTRATION RIGHTS AGREEMENT


     THIS REGISTRATION RIGHTS AGREEMENT is made as of the 13th day of August, 1999 (this "Agreement"), by and between CROWN AMERICAN REALTY TRUST, a Maryland real estate investment trust (the "Company"), and PNC BANK, NATIONAL ASSOCIATION and its assigns (the "Bank").

                              W I T N E S S E T H:

          WHEREAS, Crown Investments Trust, a Delaware business trust ("CIT"), and the Bank have entered into a Revolving Credit Agreement, dated as of August 13, 1999, (the "Credit Agreement");

          WHEREAS, as security for the obligations of CIT under the Credit Agreement, CIT and Crown American Investment Company, a Delaware corporation ("CAIC"), have agreed, respectively, to pledge to the Bank 7,652,000 and 511,265 common partnership units (the '"Partnership Units") of Crown American Properties, L.P., a Delaware limited partnership ("CAP");

          WHEREAS, concurrently herewith, CIT, CAIC, and the Bank are entering into a Units Pledge Agreement (the "Pledge Agreement"); and

          WHEREAS, the Company, CAP, CIT, CAIC, and the Bank are entering into an Exchange Agreement dated as of the date hereof (the "Exchange Agreement") pursuant to which the Company has agreed, on the terms and conditions set forth therein, to exchange the Partnership Units for Common Shares of Beneficial Interest of the Company.

          NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to and on the terms and conditions herein set forth, the parties hereto agree as follows:

          1. Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

          "Business Day" means any day on which the New York Stock Exchange is open for trading.

          "Demand Registration Request" means a written notice from the Bank directing the Company to register the Bank's Eligible Shares pursuant to
Section 2.1 and specifying the intended method or methods of disposition of such Eligible Shares.

          "Eligible Shares" means all but not less than all of the Shares pledged to the Bank under the Pledge Agreement, including any shares issued by the Company to the Bank pursuant to the Exchange Agreement. As to any proposed offer or sale of Eligible Shares, such securities shall cease to be Eligible Shares when a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement.

          "Event of Default" has the meaning given to such term in the Credit Agreement.

          "Majority Holder" means PNC Bank, National Association.

          "Registration Expenses" means all expenses incident to the Company's performance of or compliance with the registration requirements set forth in this Agreement but shall not include underwriting discounts or commissions attributable to Eligible Shares, transfer taxes applicable to Eligible Shares.

          "SEC" means the Securities and Exchange Commission.

          "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, all as the same shall be in effect at the relevant time.

          "Pledge Agreement" has the meaning set forth in the recitals to this Agreement.

          2.   Registration Rights.

          2.1 Shelf Registration Rights. (a) At any time after the occurrence and continuance of an Event of Default beyond any applicable grace period provided therefor, the Bank shall have the right to require the Company to file a "shelf" registration statement (a "Shelf Registration") pursuant to Rule 415 under the Securities Act and/or any successor rule that may be adopted by the SEC and use its best efforts to have the Shelf Registration declared effective as soon as practicable after such filing and in any event within 60 days after the date of the Event of Default and to keep the Shelf Registration continuously effective until such time as the Majority Holder shall have otherwise notified the Company in writing.

          (b) The holders of the Eligible Shares may offer or sell Eligible Shares pursuant to an effective Shelf Registration as soon as the Shelf Registration becomes effective.

          (c) To the extent necessary, the Company shall update the information then provided in the Shelf Registration in order to include all information required under the Securities Act which is necessary to effect the offer and sale pursuant to the Shelf Registration of the Eligible Shares, all to the extent requisite to permit the disposition thereof by the holders of Eligible Shares.

          2.2 Demand Registration Rights. Subject to Sections 2.4(a) and (c), at any time after an Event of Default when a Shelf Registration pursuant to
Section 2.1 is not effective (after giving effect to the 60-day period provided in Section 2.1), the Bank shall have the right, on one or more occasions chosen by such party, to require the Company to register all, or any part, of the Eligible Shares held by it (the "Demand Registration Right").

          As promptly as practicable, and in no event later than 30 days after the Company receives a Demand Registration Request, the Company shall file and use its reasonable best efforts to cause to be declared effective a registration statement with the SEC providing for the registration of all Eligible Shares which the Bank has directed in the Demand Registration Request.

          2.3 Incidental Demand Registration Rights. Subject to Sections 2.4(b), (d) and (e), if at any time the Company proposes to register any of its Common Shares of Beneficial Interest ("Common Shares") or any other securities under the Securities Act for the purpose of an offering or sale by or on behalf of the Company of its Common Shares or its other securities for its own account (a "Primary Offering"), or upon the request or for the account of any holder of its Common Shares or any other securities (a "Secondary Offering"), or for the purposes of a combined Primary and Secondary Offering, the Bank shall have the right, at any such time when a Shelf Registration pursuant to Section 2.1 is not effective, to require the Company to register all, or any part of, the Eligible Shares held by it (the "Incidental Demand Registration Rights"). The Company shall, at least 20 Business Days prior to the time when any such registration statement is filed with the SEC, give prompt written notice to the Bank of its intention to do so. Such notice shall specify, at a minimum, the number and class of Common Shares or securities so proposed to be registered, the proposed date of filing of such registration statement, any proposed means of distribution of such Common Shares or securities so proposed managing underwriter or underwriters of such Common Shares or securities and a good faith estimate by the Company of the proposed maximum offering price thereof, as such price is to appear on the facing page of such registration statement. Notwithstanding the foregoing, the Bank shall not have any rights under this
Section 2.3 if the registration proposed to be effected by the Company relates solely to Common Shares or other securities which are issuable solely to officers or employees of the Company or any subsidiary thereof pursuant to a bona fide employee stock option, bonus or other employee benefit plan.

     Within fifteen Business Days following the receipt of any such written notice, the Bank may exercise its Incidental Demand Registration Rights by serving upon the Company an Incidental Demand Registration Request (as defined below). An "Incidental Demand Registration Request" means a written notice from the Bank directing the Company to include all or any part of the Eligible Shares in the contemplated registration statement to the extent necessary to permit the sale or other disposition of such Eligible Shares, and specifying the number of Eligible Shares intended to be disposed of by the Bank and the intend method of distribution thereof.

          2.4 Exemptions from Registration. (a) Notwithstanding any right granted to the Bank pursuant to Section 2.2, if, upon receipt of a Demand Registration Request, the Company is advised in writing (with a copy to the Bank) by a nationally recognized independing investment banking firm selected by the Company to act as lead underwriter in connection with a public offering of Common Shares by the Company that, in such firm's opinion, a registration of Eligible Shares at the time and on the terms requested would materially adversely affect such public offering of Common Shares by the Company (other than an offering in connection with employee benefit and similar plans) that had been contemplated by the Company prior to Demand Registration Request (a "Company Offering"), the Company shall not be required to effect a registration until the earliest of (i) three months after the completion of such Company Offering, (ii) promptly after abandonment of such Company Offering, or (iii) four months after the date the Demand Registration Request was delivered to the Company.

          (b) Notwithstanding any right granted to the Bank pursuant to Section 2.3, if the Company shall have been advised in writing (with a copy to the Bank) by a nationally recognized independent investment banking firm selected by the Company to act as lead underwriter in connection with the public offering of Common Shares by the Company that, in such firm's opinion, a registration at that time would reasonably be expected to materially and adversely affect the Company's own scheduled offering, the Company shall not be required to effect such registration; provided, however, that if an offering of some but not all of the Eligible Shares requested to be registered by the Bank would not adversely affect the Company's offering, the number of Eligible Shares requested to be included in such offering by the Bank shall be reduced to the maximum number of Eligible Shares that could be registered without so adversely affecting the Company's offering.

          (c) Notwithstanding any right granted to the Bank pursuant to Section 2.2, if, while a Demand Registration Request is pending, the Company determines in the good faith judgment of the Board of Trustees of the Company, with the advice of counsel, that the filing of a registration statement would require the disclosure of non-public material information the disclosure of which would otherwise adversely affect a material financing, acquisition, disposition, merger or other comparable significant transaction or would require the inclusion of audited financial statements which would not otherwise be required to be filed before the date of filing of such registration statement, the Company shall deliver a certificate to such effect signed by its President or any Vice President to the Bank and the Company shall not be required to effect a registration pursuant to Section 2.2, until the earlier of (i) the date upon which such material information is disclosed to the public or ceases to be material, or (ii) 60 days after the Company makes such good faith determination.

          (d) Notwithstanding any right granted to the Bank pursuant to Section 2.3, if, at any time after giving such written notice of its intention to register any of its Common Shares or any other securities under the Securities Act and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register such Common Shares or other securities, the Company may, at its election, give written notice of such determination to the Bank and thereupon the Company shall be relieved of its obligation to register such Eligible Shares in connection with the registration of such Common Shares or other securities (but not from its obligation to pay Registration Expenses to the extent incurred in connection therewith as provided in Section 2.5 without prejudice, however, to the rights (if any) of the Bank immediately to request that such registration by effected under Section 2.2).

          (e) Notwithstanding any right granted to the Bank pursuant to Section 2.3, the Company shall not be required to effect the registration of any Eligible Shares under Section 2.3 incidental to the registration of any of its securities in connection with mergers, acquisitions, exchange offers, subscription offers, dividend reinvestment plans or stock options or other employee benefit plans.

          2.5 Payment of Registration Expenses. With respect to any registration directed pursuant to this Agreement, the Company shall pay all Registration Expenses.

          3.   Registration Procedures.

          3.1 Registration and Qualification. In connection with the Company's obligations with respect to the registration of Eligible Shares pursuant to this Agreement and in accordance with the intended method or methods of distribution thereof, the Company shall, as soon as reasonably practicable (and, in any event, subject to the terms of this Agreement, at or before the time required by applicable laws and regulations), take such action as may reasonably and customarily be required in order to effect the registration and sale of the Eligible Shares under the Securities Act, including:

               (a) prepare and file with the SEC a registration statement on any appropriate form under the Securities Act, which form shall be available for the sale of the respective Eligible Shares in accordance with the intended method or methods of distribution thereof, and use its reasonable best efforts to cause such registration statements to become effective as soon as possible after the filing thereof;

               (b) prepare and file with the SEC such amendments and post-effective amendments to such registration statement and supplements to the related prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all Eligible Shares until the earlier of such time as all of such Eligible Shares have been disposed of in accordance with the intended methods of disposition by the Bank set forth in such registration statement or the expiration of 180 days after such registration statement becomes effective;

               (c) make available for inspection by the Bank, any underwriter participating in any disposition pursuant to such registration statement and any attorney,accountant or other agent retained by the Bank or underwriter (collect-ively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries (collectively, the "Records") as shall be necessary to enable them to conduct their due diligence review, and cause the officers, trustees and employees of the Company and is subsidiaries to supply all information reasonably requested by any such Inspector in connection with such review. In addition, the Company shall use its best efforts to make available, to discuss the Company's business with the Inspectors, the independent public accountants who have certified its most recent annual financial statements, and shall provide such opportunities as are necessary for the Inspectors to discuss the Company's business with the Company's trustees and officers. Records that the Company determines, in good faith, to be confidential and that it notifies the Inspectors are confidential, shall not be disclosed by the Inspectors unless (i) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in the registration statement, (ii) the release of such Records is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, (iii) the disclosure of such Records is required by any governmental regulatory body with jurisdiction over the Bank, or (iv) the information in such Records has been made generally available to the public. The Bank agrees that, upon learning that disclosure of such Records is sought in a court of competent jurisdiction or by any governmental body, it will give notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of the Records deemed confidential;

            (d) notify the Bank, the sales or placement agent or agents, if any, for the Eligible Shares and the managing underwriter or underwriters, if any, thereof, after becoming aware thereof, (i) when any registration statement or a prospectus included therein or any prospectus amendment or supplement or post-effective amendment has been filed, and, with respect to the registration statement or any post-effective amendment, when the same has become effective,
(ii) of any request by the SEC for amendments or supplements to the registration statement or related prospectus or for additional information, (iii) of the issuance by the SEC of any stop order suspending the effectiveness of any registration statement or the initiation of any proceedings for that purpose,
(iv) of the receipt by the Company of any notification with respect to the suspension of the qualification of the Eligible Shares for sale in any jurisdiction or the initiation of any proceeding for such purpose, or (v) the happening of any event which makes any statement in the relevant registration statement or any post-effective amendment thereto, prospectus or any amendment or supplement thereto, or any document incorporated therein by reference untrue in any material respect or which requires the making of any changes in such registration statement or post-effective amendment thereto or prospectus or amendment or supplement thereto so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein (in the case of any prospectus, in the light of the circumstances under which they were made) not misleading;

            (e) use its best efforts to obtain the withdrawal of any order suspending the effectiveness of a registration statement or any post-effective amendment thereto;
            (f) register or qualify all Eligible Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as the Bank or any underwriter of such Eligible Shares shall reasonably request, and do any and all other acts and things which may be reasonably requested by the Bank or any underwriter to consummate the dis-position of the Eligible Shares in such jurisdictions covered by such registration statement, provided, however, the Company shall not be required to
(i) qualify generally to do business in any jurisdiction wherein it is not so qualified, (ii) subject itself to taxation in any jurisdiction where it is not then subject to taxation, (iii) consent to general service of process in any jurisdiction where it is not then subject to service of process, provided that the Company shall execute consents to service of process in the forms custom-arily requested in connection with registration or qualification of securities under state securities or blue sky laws, or (iv) make any changes to its dec-laration of trust or bylaws or enter into any undertakings with respect to its corporate affairs other than undertakings customarily given in connection with qualifications of securities for sale which do not restrict the conduct of its business;

            (g) cause the Eligible Shares to be registered with, or approved by, such other governmental agencies or authorities as may be necessary by virtue of the markets on which the Eligible Shares are listed or quoted and the business and operations of the Company to enable the Lenders to consummate the disposition of such Eligible Shares in accordance with the intended method or methods of distribution thereof;

            (h) use its best efforts to list the Eligible Shares on each national securities exchange or automated quotation system on which the Company's Common Shares of Beneficial Interest are then listed, if the listing of such securities is then permitted under the rules of such exchange;

            (i) upon written notice from the Bank that it intends to publicly offer and sell the Eligible Shares, cooperate with the Bank and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Eligible Shares to be sold, which cer-tificates shall not bear any restrictive legends except as required by law or otherwise; and, in the case of an underwritten offering, enable such Eligible Shares to be in such denomination and registered in such names as the managing underwriter or underwriters may request in writing at least two Business Days prior to any sale of the Eligible Shares to the underwriters;

            (j) upon written notice from the Bank that it intends to offer and sell the Eligible Shares, enter into such agreements (including, if the offering is an underwritten offering, an underwriting agreement) as are customary in transactions of that type and take such other actions that are reasonably required in connection therewith in order to expedite or facilitate the disposition of such Eligible Shares;

            (k) (i) make such representations and warranties with respect to the registration statement or posteffective amendment or supplement thereto, prospectus or amendment thereto, and documents incorporated by reference therein, if any, to the Bank and the managing underwriter or underwriters, if any, of the Eligible Shares and to other participants in the offering, if any, in form, substance and scope as are customarily made by similar registrants in secondary offerings of common shares in transactions of that type, (ii) obtain an opinion of counsel in customary form and covering matters of the type customarily covered by such an opinion as the managing underwriter or underwriters, if any, and the Bank may reasonably request, addressed to the Bank and such managing underwriter or underwriters, if any, and dated the effective date of such registration statement (and dated the date of the closing of the sale of the Eligible Shares relating thereto), (iii) obtain a "comfort" letter or letters from the independent certified public accountants of the Company who have certified the Company's most recent audited financial statements that are incorporated by reference in the registration statement which is addressed to the Bank and the managing underwriter or underwriters, if any, and is dated the date of the prospectus used in connection with the initial offering of the Eligible Shares and the date of any subsequent prospectus which includes unaudited or audited financial statements as of a date or for a period subsequent to that of the latest such statements included in such registration statement prior to the amendment thereto (and, if the registration statement contemplates an underwritten offering pursuant to any prospectus which includes unaudited or audited financial statements as of a date or for a period subsequent to that of the latest such statements included in such registration statement prior to the amendment thereto, dated the date of the closing under the underwriting agreement relating thereto), such letter or letters to be in customary form and covering such matters of the type customarily covered by "comfort" letters of such type, (iv) deliver such documents and certificates as may be reasonably requested by the Bank and the managing underwriter or underwriters, if any, of the Eligible Shares to evidence compliance with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company, and (v) undertake such obligations relating to expense reimbursement, indemnification and contribution as provided in Section 4 hereof; and

            (l)  comply with all applicable rules and regulations of the SEC.

          3.2 Information Provided to Company by Bank. The Bank shall furnish to the Company in writing such information regarding the Bank and its intended method of distribution of the Eligible Shares as the Company may from time to time reasonably request in writing, but only to the extent that such information is required in order for the Company to comply with its obligations under all applicable securities and other laws and to ensure that the prospectus relating to such Eligible Shares conforms to the applicable requirements of the Securities Act and the rules and regulations thereunder. The Bank shall notify the Company as promptly as practicable of any inaccuracy or change in information previously furnished by the Bank to the Company or of the occurrence of any event, in either case as a result of which any prospectus relating to the Eligible Shares contains or would contain an untrue statement of a material fact regarding the Bank or its intended method of distribution of such Eligible Shares or omits to state any material fact regarding the Bank or its intended method of distribution of such Eligible Shares required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and promptly furnish to the Company any additional information required to correct and update any previously furnished information or required so that such prospectus shall not contain, with respect to the Bank or the distribution of the Eligible Shares, an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

          4.   Indemnification and Contribution.

          4.1 Indemnification by the Company. The Company shall, and it hereby agrees to, indemnify and hold harmless the Bank, and each person who partici-pates as a placement or sales agent or as an underwriter in any offering or sale of the Eligible Shares, against any losses, claims, damages or liabilities to which the Bank or such agent or underwriter may become subject, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in any registration statement under which such Eligible Shares were registered under the Securities Act, or any prelimin-ary or final prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or arise out of or are based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company shall, and it hereby agrees to, reimburse the Bank or any such agent or underwriter for any legal or other direct, out-of-pocket expenses reasonably incurred by them in connection with investigating or defend-ing any such action, proceeding or claim; provided, however, that the Company shall not be liable to any such person in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of, or is based upon, an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, or preliminary or final prospectus, or amendment or supplement thereto, in reliance upon and in conformity with written information furnished to the Company by the Bank or any agent, underwriter or representative of the Bank expressly for use therein, or by the Bank's failure to furnish the Company, upon request, with the information with respect to the Bank, or any agent, underwriter o rrepresentative of the Bank, or the Bank's intended method of distribution, that is the subject of the untrue statement or omission or if the Company shall sustain the burden of proving that the Bank or such agent or underwriter sold securities to the person alleging such loss, claim, damage or liability without sending or giving, at or prior to the written confirmation of such sale, a copy of the applicable prospectus (excluding any documents incorp-orated by reference therein) or of the applicable prospectus, as then amended or supplemented(excluding any documents incorporated by reference therein) if the Company had previously furnished copies thereof to the Bank or such agreement or underwriter, and such prospectus corrected such true statement or alleged untrue statement or omission or alleged omission made in such registration statement.

            4.2 Indemnification by the Bank. The Bank, by virtue of exercising its registration rights under this Agreement, agrees and undertakes to enter into, at the request of the Company, the customary indemnification arrangement to indemnify and hold harmless (in the same manner and to the same extent as set forth in Section 4.1), the Company, each director of the Company, each officer of the Company who shall sign such registration statement, each Person who participates as an underwriter in the offering or sale of such securities, each Person, if any, who controls the Company or any such underwriter within the meaning of the securities Act, with respect to any statement in or omission from such registration statement, any preliminary prospectus or final prospectus included therein, or any amendment or supplement thereto, but only to the extent that such statement or omission was made in reliance upon and in conformity with written information furnished by the Bank to the Company expressly for use in the registration statement.

            4.3 Additional Indemnification by Company and Bank. Indemnifi-cation and contribution similar to that specified in Sections 4.1 and 4.2
(with appropriate modifications) shall be given by the Company and the Bank with respect to any required registration or other qualification of such Eligible Shares under any federal or state law or regulation of governmental authority other than the Securities Act.

            4.4 Notice of Claims. Promptly after receipt by an indemnified party under Sections 4.1, 4.2 or 4.3 of written notice of the commencement of any action or proceeding, such indemnified party shall, without regard to whether a claim in respect thereof is to be made against an indemnifying party pursuant to the indemnification provisions of, or as contemplated by this Paragraph 4, notify such indemnifying party in writing of the commencement of such action or proceeding; but the failure so to notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party in respect of such action or proceeding on account of the indemnification provisions of or contemplated by Sections 4.1, 4.2 or 4.3 unless the indemnifying party was prejudiced by such failure of the indemnified party to give such notice, and in no event shall such failure to notify relieve the indemnifying party from any other liability it may have to such indemnified party. In case any such action or proceeding shall be brought against any indemnified party and it shall notify an indemnifying party of the commencement thereof, such indemnifying party shall be entitled to participate therein and, to the extent that it shall determine, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, such indemnifying party shall not be liable to such indemnified party for any legal or any other expenses, in each case subsequently incurred by such indemnified party, in connection with the defense thereof other than reasonable costs of investigation (unless such indemnified party reasonably objects to such assumption on the grounds that there may be defenses to it which are different from or in addition to such indemnifying party in which event the indemnified party shall be reimbursed by the indemnifying party for the expenses incurred in connection with retaining one and only one separate counsel). If the indemnifying party is not entitled to, or elects not to, assume the defense of a claim, it will not be obligated to pay the fees and expenses of more than one counsel for each indemnified party with respect to such claim. The indemnifying party will not be subject to any liability for any settlement made without its consent, which consent shall not be unreasonably withheld. No indemnifying party will consent to entry of any judgment or enter into any settlement agreement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect of such claim or litigation.

            4.5 Contribution. Each party hereto agrees that if, for any reason, the indemnification provisions contemplated by Sections 4.1, 4.2 or 4.3 hereof are unavailable or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions or proceedings in re-spect thereof) in such proportion as is appropriate to reflect the relative fault of, and benefits derived by, the indemnifying party and the indemnified party, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by such indemnifying party or by such indemni-fied party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The relative benefit derived by the parties shall be determined by reference to the fact that the Company entered into this Agreement to induce the Bank to engage in the transaction in which the Eligible Shares were acquired. The parties hereto agree that it would not be just and equitable if contribution pursuant to this
Section 4.5 were determined (i) by pro rata allocation (even if the Bank or any agents for, or underwriters of, the Eligible Shares, or all of them, were treated as one entity for such purpose); or (ii) by giving any weight to the fact that the Company did not receive any of the proceeds of the sale of the Eligible Shares; or (iii) by any other method of allocation which does not take account of the equitable considerations referred to in this Section 4.5. The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to above shall be deemed to include (subject to the limitation set forth in Section 4.4) any legal or other fees or expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action, proceeding or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

            4.6 Scope of Indemnification. The obligations of the Company under this Section 4 shall be in addition to any liability that it may otherwise have and shall extend, upon the same terms and conditions, to each officer, director and partner of the Bank and each agent and underwriter of the Eligible Shares and each person, if any, who controls the Bank and any such agent or underwriter within the meaning of the Securities Act; and the obligations of the Bank and any agents or underwriters contemplated by this Section 4 shall be in addition to any liability that the Bank or its respective agent or underwriter may otherwise have and shall extend, upon the same terms and conditions, to each officer and director of the Company (including any person who, with his consent, is named in any registration statement as about to become a director of the Company) and to each person, if any, who controls the Company within the meaning of the Securities Act.

          5. Selection of Underwriters. If any of the Eligible Shares are to be sold pursuant to an underwritten offering, the investment banker or bankers and the managing underwriter or underwriters thereof shall be selected by the Bank.

          6.   Miscellaneous.

          6.1 Remedies. In the event of a breach by the Company of its obli-gations under this Agreement, the Bank, in addition to being entitled to exer-cise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach of any of the provisions of this Agreement and hereby agrees to and hereby does waive the defense in any action for specific perform-ance that a remedy at law would be adequate.

          6.2 Severability. In the event that any one or more of the pro-visions contained herein, or the application thereof in any circumstances, is held invalid, illegal, or unenforceable in any respect or for any reason, the validity, legality and unenforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be in any way impaired thereby, it being intended that all of the rights and privileges of the Bank shall be enforceable to the fullest extent permitted by law.

           6.3 Attorneys' Fees. In any action or proceeding brought to enforce anyprovision of this Agreement, or where any provision hereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees in addition to any other available remedy.

           6.4 Adequate Public Information. The Company covenants that it will file the reports required to be filed by it under the Exchange Act, as amended, so as to enable the Bank to sell Eligible Shares pursuant to Rule 144 under the Exchange Act.

           6.5 Assistance. The Company shall provide such assistance as the Bank may reasonably request in connection with the offering and sale of Eligible Shares by the Bank, including without limitation the participation of senior officers of the Company in customary informational presentations to under-writers, dealers and prospective investors, to the same extent as if the Company were making a primary offering of Common Shares of Beneficial Interest. The Company shall also cooperate with the Bank, its placement agents and counsel, including providing all reasonably requested information, as may be reasonably necessary to enable the Bank to effect a private placement of Eligible Shares.

           6.6 Notices. All notices, requests, claims, demands, waivers and other communications hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand, if delivered personally or by courier, or three days after being deposited in the mail (registered or certified mail, postage prepaid, return receipt requested) as follows: if to the Company, to Crown American Realty Trust, Pasquerilla Plaza, Johnstown, Pennsylvania 15907,
Attention: Frank J. Pasquerilla, fax number (814) 535-9486, and if to the Bank, to PNC Bank, National Association, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222, Attention: Mr. Randall Cornelius, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

           6.7 Parties in Interest. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the respective successors and permitted assigns of the parties hereto; provided that the Company may not assign its rights or obligations here-under to any other person or entity without the prior written consent of the Bank. The Bank shall be permitted to assign in whole or in part its rights and obligations hereunder to any other person or entity, provided that it notifies the Company within three days after such assignment, which notice shall include the name, address, telephone number and telecopy number of such assignee and the number of units assigned.

           6.8 Survival. The respective indemnities, agreements, represen-tations, warranties and each other provision set forth in this Agreement or made pursuant hereto shall remain in full force and effect regardless of any invest-igation (or statement as to the results thereof) made by or on behalf of the Bank, any director or officer of the Bank, any agent or underwriter, or any director, officer or partner thereof, or any controlling person of any of the foregoing.

           6.9 Governing Law. This Agreement shall be governed by and con-strued inaccordance with the laws of the Commonwealth of Pennsylvania.

           6.10 Headings. The descriptive headings of the several sections and paragraphs of this Agreement are inserted for convenience only, do not con-stitute a part of this Agreement and shall not affect in any way the meaning or interpretation of this Agreement.

           6.11 Entire Agreement: Amendments. This Agreement and the other writings referred to herein or delivered pursuant hereto which form a part hereof contain the entire understanding of the parties with respect to its sub-ject matter. This Agreement supersedes all prior agreements and understandings between the parties with respect to its subject matter. This Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a written instrument duly executed by the Company and the Bank, which shall be binding on all parties.

           6.12 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall con-stitute one and the same instrument.

            [SIGNATURE PAGE 1 OF 1 TO REGISTRATION RIGHTS AGREEMENT]

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first written above.

                                   CROWN AMERICAN REALTY TRUST


                                   By:
                                   Name:
                                   Title:

                                   PNC BANK, NATIONAL ASSOCIATION


                                   By:
                                   Name:
                                   Title:




EXHIBIT 10.18

                               EXCHANGE AGREEMENT

          This Exchange Agreement (this "Agreement") is entered into as of
August    13, 1999, among PNC Bank, National Association, in its capacity as
Lender pursuant to the Credit Agreement referred to herein, and its assigns (the "Lender"), Crown American Realty Trust, a Maryland real estate investment trust (the "REIT"), Crown American Properties, L.P., a Delaware limited partnership (the "Partnership"), Crown Investments Trust, a Delaware business trust ("Borrower"), and Crown American Investment Company, a Delaware corporation ("CAIC").

                                   WITNESSETH:

          WHEREAS, CIT, CAIC and the Lender have entered into a Credit Agreement dated as of August 13, 1999, as amended from time to time (the "Credit Agreement");

          WHEREAS, the obligations of CIT and CAIC to the Lender under the Credit Agreement are secured pursuant to that certain Units Pledge Agreement dated as of even date herewith (such Units Pledge Agreement being referred to herein as the "Units Pledge Agreement"); and

          WHEREAS, it is a condition precedent to the Lender's willingness to enter into the Credit Agreement that the Lender has the right after an Exchange Event (as defined in Section 2(g) below, to exchange the Units (as defined in the Credit Agreement) for shares of beneficial interest in the REIT ("REIT Shares") so long as such exchange (together with all other REIT Shares then pledged to the Lender to secure the obligations of the Borrower under the Credit Agreement, including any REIT Shares held by Lender as a result of exchange by Lender of Units pledged pursuant to the terms of that certain Units Pledge Agreement dated as of August 13, 1999) does not cause the REIT to be "closely held" within the meaning of Section 856(h) of the Internal Revenue Code of 1986, as amended (the "REIT Regulation"), and subject to the other restrictions described below.

          NOW, THEREFORE, in consideration of the foregoing and the respective covenants and agreements set forth in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows.

          1. Incorporation of Recitals. The foregoing recitals are incorp-orated by this reference as if fully set forth herein.

          2. Exchange of Units. Following the occurrence of an Exchange Event (as defined below), the Lender shall have the right in its sole and absolute discretion, on such number of occasions as it shall elect, to exchange the Units (or any portion thereof) for REIT Shares on the following terms:

          (a) The Lender shall initiate each such exchange by delivering to the REIT with a copy to the Borrower a written notice (i) stating that an Exchange Event has occurred, (ii) requesting that the REIT issue and deliver to the Lender or its designee REIT Shares in the denominations designated by the Lender in exchange for a specified number of Units (the "Tendered Units"), and (iii) specifying the name in which such REIT Shares shall be registered as specified by the Lender in its sole and absolute discretion (the "Exchange Notice").

          (b) On the applicable Exchange Date (as defined below), the REIT shall deliver to the Lender a number of REIT Shares (and any associated rights) equal to the product obtained by multiplying the number of Tendered Units by the Conversion Factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of August 17, 1993, as modified, sup-plemented or amended from time to time (the "Partnership Agreement")), which REIT Shares shall be in the denominations and registered in the name specified in the Exchange Notice; provided, however, that the REIT shall not deliver REIT Shares to the Lender in exchange for Units pursuant to this Exchange Agreement on any particular date to the extent that such exchange and delivery would result in a violation of the REIT Regulation.

          (c) Upon the REIT's issuance and the Lender's receipt of REIT Shares (and any associated rights) in exchange for the Tendered Units in accordance with this Agreement, the REIT shall be deemed for all purposes to be the owner of the Tendered Units and shall cause the Partnership's books to be adjusted to reflect such change in ownership.

          (d) The obligation of the REIT to issue REIT Shares in exchange for the Tendered Units in accordance with the terms hereof shall be absolute and unconditional and shall not be subject to any defense by reason of the actual or alleged invalidity, illegality or unenforceability of the Exchange Notice, the Credit Agreement, the Units Pledge Agreement or any of the other documents evidencing, securing or otherwise pertaining to the Credit Agreement, the actual or alleged nonoccurrence of an Exchange Event or otherwise. The Borrower irrevocably agrees and acknowledges that the delivery of an Exchange Notice shall be conclusive evidence that an Exchange Event has occurred for purposes of this Agreement, and the Borrower waives all claims, damages, costs, losses, demands or actions against the Lender arising out or as a result of a declaration by the Lender that an Exchange Event has occurred or the exchange of Units for REIT Shares pursuant to the terms hereof, other than any such claim, damage, cost, loss, demand or action resulting from any such declaration or exchange made by the Lender in bad faith.

          (e) If an Exchange Notice is delivered to the REIT at or prior to 11:30 a.m. (Eastern Time) on a Business Day (as defined below), the REIT Shares (and any associated rights) to be issued and delivered by the REIT hereunder shall be delivered to the Lender not later than 3:30 p.m. (Eastern Time) on the third Business Day following delivery of such Exchange Notice, and if any Exchange Notice is delivered by the REIT after 11:30 a.m. on a Business Day, then such REIT Shares shall be issued and delivered not later than 11:30 a.m. (Eastern Time) on the fourth Business Day following delivery of such Exchange Notice (the "Exchange Date"). REIT Shares delivered pursuant to this Agreement shall be duly and validly issued, fully paid and nonassessable and shall be evidenced by certificates therefor.

          (f) Notwithstanding anything to the contrary herein, the Lender cov-enants and agrees that any violation or attempted violation of the REIT Regulation by the Lender or its designee will result, to the extent necessary, in the exchange of REIT Shares held by the Lender for Excess Shares (as defined in the Second Amended and Restated Declaration of Trust of the REIT, dated August 6, 1993 (the "Trust Declaration") in accordance with Section 6.6 of the Trust Declaration.

          (g) For purposes of this Agreement (i) an "Exchange Event" shall mean the occurrence and continuance beyond any applicable grace period provided therefor of an Event of Default under and as defined in the Credit Agreement, and (ii) a "Business Day" shall mean any day excluding Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the Commonwealth of Pennsylvania are authorized or permitted by law or other government actions to be closed.

          (h) The Pledgors (as defined in the Credit Agreement) agree that upon issuance of such REIT Shares by the REIT, such REIT Shares shall be deemed Pledged Collateral (under and as defined in the Units Pledge Agreement). The preceding sentence shall be self-operative and no further instrument, certificate or stock power shall be required to effectuate the foregoing; pro-vided, however, the Pledgors shall execute and promptly deliver to the Lender any instrument, certificate or stock power requested by the Lender to effectuate or confirm the foregoing.

          3. Not a Redemption. Any exchange of Units for REIT Shares pursuant to this Agreement will not constitute a redemption of Units by the Partnership under Section 11.1 or any other provision of the Partnership Agreement. Accordingly, the parties agree that nothing in the Partnership Agreement, in-cluding, without limitation, the provisions of Section 11.1 thereof, shall impose a time limitation upon the exercise of the Lender's right of exchange under Section 2 of this Agreement.

          4. Consents and Directions of the Borrowers. Each of the Pledgors hereby irrevocably (i) consents to the exchange of Units for REIT Shares on the terms set forth herein and in the Units Pledge Agreement, and (ii) following the occurrence of any Exchange Event directs the Partnership and the REIT to deliver all payments due or to become due to such Pledgors arising out of, as a result of or in connection with the Units and Pledged Collateral, whether as dividends, distributions of cash or property or otherwise (collectively, the "Distributions"), directly to the Lender at such account as the Lender may from time to time designate in writing, for application in accordance with the terms of the Units Pledge Agreement. Following the occurrence of an Exchange Event, each of the Partnership and the REIT agrees to deliver all of the Distributions directly to the Lender in accordance with the foregoing direction from the Pledgors.

          5. Foreclosure on Units. If the Lender shall fail to receive REIT Shares in exchange for Units in accordance with this Agreement for any reason whatsoever, the Lender may foreclose or otherwise realize upon such Tendered Units in accordance with the terms of the Units Pledge Agreement and exercise any and all other rights and remedies with respect to such Tendered Units as the Lender may have under such Units Pledge Agreement in its sole and absolute dis-cretion, and in connection therewith any purchaser or transferee of all or any portion of the Tendered Units (including, without limitation, the Lender) shall have the right, at its election, to become either an assignee of the Initial Limited Partner or a Limited Partner (as such terms are defined in the Partner-ship Agreement) with respect to such Tendered Units.

          6. Obligations of REIT. The REIT shall be entitled and obligated to rely without inquiry on the written statement of the Lender that an Exchange Event has occurred. The only obligations of the REIT under this Agreement shall be to register and deliver REIT Shares (and any associated rights) in exchange for Tendered Units in accordance with the terms of Section 2 hereof. The REIT acknowledges and agrees that it waives any right to setoff that it may have in respect of the REIT Shares to be issued and delivered pursuant to this Agreement.

          7. Notices. All notices, approvals, demands, requests, consents and other communications provided for hereunder shall be in writing, shall refer to this Agreement and shall be delivered by hand or by facsimile transmission or sent by registered or certified mail, return receipt requested, or by overnight courier service to the recipient at the address set forth below:

If to the REIT:

     Crown American Realty Trust
     Pasquerilla Plaza
     Johnstown, Pennsylvania  15907
     Attention:  Mark E. Pasquerilla
     Telephone:  (814) 535-9328
     Facsimile:  (814) 535-9349

If to the Borrower:

     Crown Investments Trust
     Pasquerilla Plaza
     Johnstown, Pennsylvania  15907
     Attention:  Mr. Ronald J. Hamilton,
     Vice President
     Telephone:  (814) 533-4657
     Facsimile:  (814) 536-9525

with a copy to:

     Reed Smith Shaw & McClay
     Mellon Square
     435 Sixth Avenue
     Pittsburgh, Pennsylvania  15219
     Attention:  David L. DeNinno, Esq.
     Telephone:  (412) 288-7276
     Facsimile:  (412) 288-3063

If to the Lender:

     PNC Bank, National Association
     249 Fifth Avenue
     P1-POPP-19-2
     Pittsburgh, Pennsylvania  15222-2707
     Attention:  Mr. Randall Cornelius
     Telephone:  (412) 768-5778
     Facsimile:  (412) 768-6500

with a copy to:

     Buchanan Ingersoll Professional Corporation
     One Oxford Centre, 22nd Floor
     301 Grant Street
     Pittsburgh, PA  15219
     Attention:  Deborah B. Walrath, Esq.
     Telephone:  (412) 562-1472
     Facsimile:  (412) 562-1041

or at such other address or facsimile number as shall be designated by a party in a written notice to the other party. All such notices and other communications shall be deemed given and effective: (a) when sent by mail, on the fourth Business Day after the date deposited in the United States mail,
(b) when sent by overnight courier, on the next Business Day after delivery to the courier service, and (c) when delivered by hand or transmitted by facsimile, on the date of delivery or transmission, as the case may be.

          8. Severability. If any provision of this Agreement is held invalid, such invalidity will not affect any other provision of this Agreement that can be given effect without the invalid provision, and to this end, the provisions of this Agreement are severable.

          9. Assignment. Neither the REIT, the Borrower nor CAIC may assign any of their rights or obligations hereunder. The Lender may assign its rights and obligations hereunder as permitted pursuant to the Credit Agreement. This Agreement is binding upon and shall inure to the benefit of each of the parties hereto and its respective successors and permitted assigns.

          10. Amendment. This Agreement may be modified only by a written instrument duly executed by all the parties hereto, and compliance with any provision or condition contained in this Agreement, or the obtaining of any consent provided for in this Agreement, may be waived only by written instrument duly executed by the party to be bound by such waiver.

          11. Governing Law. The rights of the parties arising under this Agreement shall be construed and enforced under the laws of the Commonwealth of Pennsylvania.

          12. Captions. The captions in this Agreement are for convenience only, do not form a part of it, and do not in any way modify, interpret or construe the intentions of the parties to it.

          13. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

          14. Specific Performance. The REIT recognizes and agrees that the Lender's remedy at law for any breach by the REIT of any of the provisions of this Agreement would be inadequate and that the Lender would be irreparably injured by any such breach, and the REIT agrees to the fullest extent permitted by law that for breach or threatened breach of any of such provisions, the Lender shall, in addition to such other remedies as may be available to it at law or in equity or as provided in this Agreement, be entitled (without posting a bond) to injunctive relief (preliminary, mandatory, temporary and permanent) and to enforce its rights by an action for specific performance. The REIT agrees to and hereby does waive the defense in any action for specific performance that a remedy at law would be inadequate.

                  [SIGNATURE PAGE 1 OF 1 TO EXCHANGE AGREEMENT]

          IN WITNESS WHEREOF, each of the undersigned has executed, or caused its duly authorized representative to execute, this Agreement as of the date set forth in the first paragraph of this Agreement.

                                   PNC BANK, NATIONAL ASSOCIATION


                                   By:
                                     Name:
                                     Title:

                                   CROWN AMERICAN REALTY TRUST


                                   By:
                                     Name:
                                     Title:

                                   CROWN AMERICAN PROPERTIES, L.P.

                                   By:  Its General Partner,
                                      CROWN AMERICAN REALTY TRUST


                                   By:
                                     Name:
                                     Title:

                                   CROWN INVESTMENTS TRUST


                                   By:
                                     Name:
                                     Title:

                                   CROWN AMERICAN INVESTMENT COMPANY


                                   By:
                                     Name:
                                     Title:




EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 15, 2000 included in this Crown American Realty Trust's Form 10-K for the year ended December 31, 1999, into Crown American Realty Trust's previously filed registration statements on Form S-3 dated August 18, 1994, as amended effective November 13, 1998, Form S-3 dated May 4, 1995 and Form S-3 dated June 27, 1997. It should be noted that we have not audited any financial statements of the Crown American Realty Trust subsequent to December 31, 1999 or performed any auditing procedures subsequent to the date of our report.

                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
March 10, 2000


EXHIBIT 24

                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Clifford A. Barton, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 2000                           /s/Clifford A. Barton
     Date                               (Name) Clifford A. Barton

                                        Title:  Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Donald F. Mazziotti, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 2000                           /s/Donald F. Mazziotti
 Date                                   (Name) Donald F. Mazziotti

                                        Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Zachary L. Solomon, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 2000                           /s/Zachary L. Solomon
     Date                               (Name) Zachary L. Solomon

                                        Title: Trustee





                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Peter J. Siris, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

February 24, 2000                           /s/Peter J. Siris
      Date                              (Name) Peter J. Siris

                                        Title: Trustee




EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Terry L. Stevens    814-536-9538
               Internet:      www.crownam.com

IMMEDIATE RELEASE:            Monday, February 28, 2000


                       CROWN AMERICAN REALTY TRUST REPORTS
                      SECOND CONSECUTIVE YEAR OF FFO GROWTH
                 1999 FFO PER SHARE WITHOUT LAND SALES UP 10.4%
                             SAME CENTER NOI UP 7.0%
            COMPARABLE MALL SHOP SALES UP 6.6% TO ALL TIME RECORD OF
                $258 PER FOOT WITH SEVEN MALLS OVER $300 PER FOOT
                  --------------------------------------------

                      CROWN AMERICAN REALTY TRUST ANNOUNCES
                  FOURTH QUARTER RESULTS AND DECLARES DIVIDENDS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the fourth quarter and for the year ended December 31, 1999. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                    ________________________________________

     "Crown American ended 1999 and began the new millennium as a stronger, transformed company," stated Company Chairman, CEO and President, Mark E. Pasquerilla. "FFO per share was $1.28 for the year and $0.40 for the quarter, up 8.5% and 11.1%, respectively. Excluding gains on sale of outparcel land which were higher in 1998, FFO per share posted gains of 10.4% for the full year and 10.7% for the quarter. This growth is the product of strong leasing results for the last three years, higher occupancy combined with more productive mall shop tenants, and tight operating cost controls. Our focus will continue to be on reaping the financial benefits from the property improvements made over the last few years. With the substantial completion of the Valley Mall expansion and the Washington Crown Center redevelopment, there are no major capital improvements projects currently needed in the existing portfolio. In 2000 we will continue to open tenants in Valley Mall and Washington Crown Center, including two stadium-seating theater complexes, plus another multiplex theater at Jacksonville Mall.

     "Other operating trends continue to be strong.   Mall shop occupancy ended
the year at 84%, up from 82% last year, and we expect mall shop occupancy to increase again in 2000. Mall shop tenant sales for 1999 were $258 per square foot, up 6.6% over 1998 and up 25% in the last four years. Average mall shop base rents in the portfolio increased for the 25th consecutive quarter to $18.63 per square foot, up 6.2% from a year ago. Leasing results for 1999 were very strong and only slightly behind 1998's all-time record, with 537,000 square feet of new leases and 393,000 square feet of renewal leases signed. Base rent on new leases was $22.04 per foot in 1999 compared to $14.02 per foot for tenants that closed, an uplift of 57%. Net effective rent on new leases signed in 1999 was $18.39 per square foot compared to $16.80 in 1998, up 9.5% (Net effective on new leases is simply the average annual base rent less the annual amortization of the incurred tenant allowances and capitalized leasing commissions.). Our tenants' occupancy cost percentage fell again in 1999 to 10.1% due to tight property cost controls and strong tenant sales growth; we believe this decrease in tenant occupancy costs indicates the affordability of our portfolio and should bode well as we strive to increase mall shop occupancy. Our program of expense cuts announced in 1999 is producing results with gross corporate office costs down $2.7 million compared to 1998. As a result of the strong operating performance, our year-end cash balances and availability under our lines of credit are significantly improved.

     Mr. Pasquerilla continued, "Looking ahead to 2000, we see continuing positive operating trends and solid NOI growth in the portfolio. However, the impact of higher LIBOR interest rates on our variable rate debt and the full year effect of the higher interest rate on the renewed GECC line of credit will somewhat mitigate our FFO growth next year. Our variable rate debt was $112.6 million at year-end, and relates to our lines of credit and the construction loan facilities for the Valley Mall expansion and Washington Crown Center redevelopment. In 2000 we will be adopting NAREIT's new definition of FFO and will restate prior years. The primary impact is that the restructuring costs in 1999 will be reflected in 1999's FFO which will be reduced by $0.06 on a restated basis to $1.22 per share. We will continue to focus on improving our internal cash flows by increasing mall shop occupancy and continuing our cost containment efforts. In this difficult on-going capital market for REITs, we are managing the Company conservatively to grow internal cash flow and improve the Company's financial flexibility.

     "Management is committed to exploring a prudent disposition program intended to recycle our capital and enhance cash flows and decrease leverage. Our ability to fund operations and capital spending is not dependent on such dispositions, which if successful will only enhance our cash flows and financial flexibility.

     Mr. Pasquerilla concluded, "Insider ownership in the Company continues to increase, ending the year at 37.2%, up 4% from a year ago. The management team is highly motivated to increase shareholder value and to drive the ongoing transformation of the properties which began to bear fruit in 1998, which accelerated in 1999, and which we believe will continue in 2000 and beyond."

                         _______________________________

                      Financial Information - Twelve Months

     For the year ended December 31, 1999, Funds from Operations ("FFO") before allocations to minority interest and preferred dividends was $60.0 million, up $3.4 million from 1998. FFO applicable to common shareholders for the year ended December 31, 1999 was $33.5 million ($1.28 per common share) compared to $31.2 million ($1.18 per common share) reported in 1998, an increase of 8.5%. Without the effect of land sales, FFO per share was $1.27 in 1999 compared to $1.15 in 1998, an increase of 10.4%. Average common shares outstanding during 1999 and 1998 were 26,208,000 and 26,393,000, respectively. FFO and FFO per share are the same for both "basic" and "fully diluted" presentations in 1998 and 1999.

     The increase in 1999 FFO before allocations to minority interest and to preferred shareholders was due primarily to the following factors:

$6.0 million increase in mall shop and anchor base and percentage rents as a result of improved tenant sales, higher occupancy and higher average rents;

$0.7 million in higher temporary and seasonal leasing income;

$0.7 million in higher net recovery income, straight-line rents, net utility and miscellaneous mall revenues, and lease buyout income;

$0.8 million in lower G&A and miscellaneous costs, primarily as a result of the Company's cost containment efforts;

$1.1 million contribution, net of interest, from the three properties acquired in May 1998; offset by $0.5 million negative impact from one mall sold in July 1998;

$3.9 million in higher interest expense on existing properties as a result of higher borrowings to fund the Company's capital spending program;

$0.8 million in lower cash flow support payments; and

$0.7 million in lower gain on land sales.

     Total 1999 revenues were $159.1 million compared to $146.7 million in 1998, an increase of $12.4 million, or 8.5%. Of this $12.4 million increase, $4.8 million was the result of the three centers acquired in 1998, offset by a $1.1 million decrease from one property sold in 1998, while $8.7 million came from previously-owned centers.

     For the full year the Company had net income of $9.3 million compared to a net loss of $8.6 million in 1998. Net income in 1999 was impacted by $2.3 million in restructuring costs while net income in 1998 was impacted by $22.5 million in extraordinary loss on early extinguishment of debt and $1.7 million
cumulative effect of a change in accounting method.   After deducting preferred
dividends, total net loss allocable to common shareholders was $4.5 million, or $0.17 per common share, compared to a net loss of $22.4 million, or $0.85 per common share in 1998.

                     Financial Information - Fourth Quarter

     For the quarter ended December 31, 1999, Funds from Operations (FFO) before allocations to minority interest and preferred dividends was $18.0 million, up from $16.5 million in 1998. FFO allocable to common shares was $10.5 million, or $0.40 per common share, compared to $9.5 million, or $0.36 per common share, for the fourth quarter of 1998. The increase in FFO before allocations to minority interest and to preferred dividends was due primarily to an increase in mall shop and anchor base and percentage rents as a result of increased occupancy, higher average rental rates, and higher tenant sales. The number of properties in the portfolio was the same in both quarters.

     Total revenues for the fourth quarter were $44.8 million, as compared to $41.2 for the fourth quarter of 1998. For the fourth quarter of 1999, the Company achieved net income of $5.7 million compared to net income of $4.0 million in the fourth quarter of 1998. After deducting preferred dividends, there was $2.2 million in net income allocable to common shares, or $0.09 per share. This compares to $0.6 million net income allocable to common shares, or $0.02 per share, in the fourth quarter of 1998.

                              Dividend Information

     The Board of Trustees declared regular quarterly dividends of $0.205 per common share and $1.375 per senior preferred share. Both dividends are payable March 17, 2000 to shareholders of record on March 6, 2000.

                              Operating Information

During the fourth quarter of 1999, leases for 192,000 square feet of mall shops were signed representing $4.0 million in annualized base rental income. This compares to 188,000 square feet for $3.9 million during the same period in 1998. A total of 92 leases were signed, which included 39 renewals and 53 new leases.

For the full year 1999, leases for 930,000 square feet of mall shops were signed representing $19.0 million in annualized base rental income. A total of 429 leases were signed, including 186 renewals and 243 new leases. Average rent per square foot for 1999 was $20.49, which includes $22.04 per square foot for new space and $18.30 per square foot for renewals.

The net effective rent (annual gross rent less the annual amortization of tenant allowances and leasing costs) for new leases signed in 1999 was $18.39 per square foot as compared to $16.80 per square foot for the full year of 1998, an increase of 9.5%.

For the full year 1999, the Company signed leases on 104,000 square feet of theater and freestanding tenants, representing $1.3 million in annualized base rental income. During the fourth quarter of 1999, a 53,000 square foot theater lease deal previously reported in the second quarter (which required a $4.0 million investment and was intended to generate $669,000 annual income) was canceled; the Company plans to restructure the deal as a ground lease.

The average base rent of the portfolio as of December 31, 1999 was $18.63 per square foot. This is a 6.2% increase from $17.54 per square foot as of December 31, 1998, and the 25th consecutive quarter that average base rent has increased.

Mall shop occupancy was 84% at year-end, up from 82% at the end of 1998.

Mall shop sales for 1999 were $258 per square foot. This is a 6.6% increase over the $242 per square foot reported for 1998 and considerably higher than the 2.4% increase for the country as reported by the International Council of Shopping Centers (ICSC).

Occupancy costs, which is the sum of base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.1% as of December 31, 1999, as compared to 10.3% as of December 31, 1998.

Seasonal and promotional leasing income for the full year 1999 amounted to $10.7 million, compared to $9.7 million in 1998, up 10%.

                         Expansions/Renovation Projects

At Valley Mall (Hagerstown, Md.) an October grand re-opening marked the completion of a mall expansion included a new 120,000 square foot May Company department store (Hecht's), a new Gardenside Cafe food court and additional mall shop space. A 16-screen R/C Theatres complex will open this spring. This center finished the year with over 90% of total mall shop space leased. According to our new RCT people counter systems, this mall had the highest traffic counts during the Christmas season.

A grand re-opening was held in October at Washington Crown Center (formerly Franklin Mall, Washington, Pa.). This project included the addition of a new 140,000 square foot May Company department store (Kaufmann's), a relocation of the food court and a complete mall renovation. This spring a new, 14-screen, Hollywood theater will open.

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

     A copy of the Company's Supplemental Financial and Operational Information Package follows.
                                     - 30 -


EXHIBIT 99 (b)



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE
CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                     Three Months Ended         Year Ended
                                        December 31,            December 31,
                                       1999 vs. 1998           1999 vs. 1998
FINANCIAL AND ANALYTICAL DATA:         (in thousands, except per share data)

                                                 $per                    $per
Total FFO - Incr (decr) -  1999       $000       share        $000       share
compared to 1998:
Base and percentage rents from
anchors and mall shops                $  1,707   $  0.047    $  6,042  $   0.167
Temporary and promotional leasing
income                                     344      0.010         711      0.020
Mall operating costs, net of tenant
recovery income                             55      0.002         122      0.003
Utility and misc. mall income, equity
in Joint venture                            54      0.001          47      0.001
Straight line rental income                 41      0.001         229      0.006
Core mall operations--same properties    2,201      0.061       7,151      0.197

Contribution before interest of 3
Properties acquired in May 1998                                 2,938      0.081
Effect of sale of Middletown in July
1998, before interest                                           (534)    (0.015)
Property admin. and general & admin.
expenses                                   240      0.007         473      0.013
Cash flow support earned                 (202)    (0.006)       (811)    (0.022)
Interest expense, including $1.8
million related to acquired prop.        (967)    (0.027)     (5,658)    (0.156)
Gain on sale of outparcel land              89      0.002       (745)    (0.021)
Depreciation and amortization expense      115      0.003         323      0.009
Lease buyout income and other
items, net                                  14                    274      0.007
Impact on per share amount from
common share repurchases and
other changes in common shares and
O.P. units outstanding                              0.002                  0.008
Change before pref'd div's and
minority interest                        1,490      0.042       3,411      0.101
Allocation to minority interest in
Operating Partnership                    (477)                (1,088)
Rounding to whole cents                           (0.002)                (0.001)
Change in FFO allocable to common
shareholders                          $  1,013   $  0.040    $  2,323  $   0.100

                                       Three Months Ended          Year Ended
                                           December 31,           December 31,
                                         1999       1998        1999       1998
Funds from Operations ($000 except
per share data):
Net income (loss)                     $  5,665   $  4,008    $  9,275  $ (8,639)
Adjustments:
Minority Interest in Operating
Partnership                                832      (208)     (1,734)    (8,363)
Restructuring costs                                             2,251
Depreciation and amortization - real
estate                                  11,474     11,189      45,925     42,992
Operating covenant amortization            657        657       2,630      2,630
Cash flow support amounts                  656        858       2,973      3,784
Cumulative effect of a change in
accounting method                                                          1,703
Gain on sale of assets                 (1,290)                (1,290)
Extraordinary loss on early
extinguishment of debt                                                    22,512
FFO before allocations to minority
interest and pref'd shares              17,994     16,504      60,030     56,619
Allocation to preferred shareholders
(preferred dividends)                  (3,437)    (3,437)    (13,750)   (13,750)
Allocation to minority interest in
Operating Partnership                  (4,008)    (3,531)    (12,741)   (11,653)
FFO allocable to common shares        $ 10,549   $  9,536    $33,539  $   31,216
FFO per common share                  $   0.40   $   0.36    $  1.28  $     1.18

Average shares outstanding during the
period                                  26,208     26,207     26,208      26,393
Shares outstanding at period end        26,208     26,207     26,208      26,207

Avg. partnership units and shares
outstanding during period               36,164     36,164     36,164      36,317
Partnership units and shares
outstanding at period end               36,164     36,164     36,164      36,164

Components of Minimum Rents:
Anchor - contractual or base rents    $  6,156   $  6,004    $24,307  $   23,527
Mall shops - contractual or base
rents                                   19,114     17,750     74,660      67,195
Mall shops - percentage rent in lieu
of fixed base rent                       1,060      1,075      2,489       2,908
Straight line rental income                222        181        745         564
Ground lease - contractual or base
rents                                      513        499      2,057       1,949
Lease buyout income                         14                   350           8
Operating covenant amortization          (657)      (657)    (2,630)     (2,630)
Total minimum rents                   $ 26,422   $ 24,852   $101,978  $   93,521
Components of Percentage (Overage)
Rents:
Anchors                               $  1,328   $  1,723    $ 3,352  $    3,899
Mall shops and ground leases             1,666      1,079      3,725       3,292
Net                                   $  2,994   $  2,802    $ 7,077  $    7,191



CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 1999
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                          Three Months Ended      Year Ended
                                             December 31,         December 31,
                                            1999       1998      1999       1998
                                              (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land) before
interest, taxes, all depreciation
and amortization and extraordinary
items                                 $  30,823  $  28,160  $ 108,288  $  98,499

Debt and Interest:

Fixed rate debt at period end         $ 596,429  $ 598,960  $ 596,429  $ 598,960
Variable rate debt at period end        112,571     71,011    112,571     71,011
Total debt at period end              $ 709,000  $ 669,971  $ 709,000  $ 669,971

Weighted avg. interest rate on fixed
rate debt for the period                   7.6%       7.7%       7.6%       7.6%
Weighted avg. interest rate on variable
rate debt for the period                   8.6%       7.6%       7.7%       7.5%

Total interest expense for period     $  13,443  $  12,476  $  51,075  $  45,417
Amort. of deferred debt cost for
period (incl. in interest exp)              614        349      1,711      2,743
Capitalized interest costs during
period                                      431        380      1,636      2,192

Capital Expenditures Incurred:

Allowances for mall shop tenants      $   4,067  $   5,633  $  15,190  $  17,149
Allowances for anchor/ big box
tenants                                   2,045      1,072      6,775      1,644
Leasing costs and commissions               561        329      2,705      4,193
Expansions and major renovations,
including excrow deposits *               4,263      8,315     28,984     41,706
Acquisition of operating properties                    475                65,448
All other capital expenditures
included in Other Assets)                 1,038         43      1,967      1,573
Total Capital Expenditures during
the period                            $  11,974  $  15,867  $  55,621  $ 131,713

*1998 data includes approximately $11 million in deposits to expansion construction and related escrows under the new GECC mortgage loan.

OPERATING DATA:

Total portfolio occupancy at period end                         92.6%      91.6%

Mall shop occupancy at period end                               84.2%      81.8%

Comparable store mall shop sales - 12
months (per sq. ft.)                                        $  258.43  $  241.82

Mall shop occupancy cost percentage at
period end                                                      10.1%      10.3%

Average mall shop base rent at period end
(per sq. ft.)                                               $   18.63  $   17.54

Same center NOI growth                                           7.0%       3.5%

Mall shop leasing for the period:
New leases - sq. feet (000)                  97         73        537        585
New leases - $ per sq. ft.            $   23.92  $   23.44  $   22.04  $   20.56
Number of new leases signed.                 53         45        243        281

Net effective rent for new leases
signed in the period (per sq. ft.)                           $  18.39   $  16.80

Renewal leases - sq. feet (000)              95        115        393        623
Renewal leases - $ per sq. ft.        $   17.47  $   19.09   $  18.30   $  18.37
Number of renewal leases signed.             39         51        186        288


Tenant Allowances for leases signed
during the period:
First Generation Space - per sq. ft.  $   61.18  $   30.29  $  39.99   $   23.39
Second Generation Space - per sq. ft. $    9.78  $   10.64  $  13.11   $   12.09
Leases Signed during the period by:
First Generation Space - sq. feet
(000)                                         9         18        79          55
Second Generation Space - sq. feet          183        170       851       1,153
(000)

Theater and free-standing leasing for the
period:
New leases- sq. feet (000)                 (49)         53       104         181
New leases-$ per sq. ft.              $ (12.47)  $   13.00  $  12.13   $   10.99
Tenant allowances - $ per sq. ft.     $ (64.29)  $   65.00  $  40.52   $   40.09



CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE YEAR ENDED DECEMBER 31, 1999



                                 PERCENT OF              TOTAL
                                    TOTAL    NUMBER OF   SQ FT
          TENANT           NOTES  REVENUES  OPEN STORES OCCUPIED
Sears, Roebuck & Co.                5.6%        21     2,119,718
J C Penney Inc.             (1)     4.3%        27     1,917,054
May Department Stores Co.           1.1%        12     1,395,525
The Bon-Ton                         3.1%        17     1,212,922
Wal-Mart Stores                     1.1%         3       405,465
Value City Department               1.1%         5       372,713
Stores
The Limited Stores Inc.     (2)     3.7%        43       324,290
K-Mart Corporation                  0.9%         3       259,517
The Gap                             1.5%        21       196,194
Venator Group               (3)     2.9%        52       186,138
Fashion Bug                         1.3%        18       166,648
Intimate Brands, Inc.       (6)     2.0%        39       127,489
Shoe Show Of Rocky Mt.              1.6%        26       123,064
Inc.
Transworld Entertainment    (5)     2.0%        30       109,510
Hallmark-Owned Stores               1.7%        29       107,288
Deb Shops, Inc.                     0.9%        15        91,646
Consolidated Stores         (4)     1.5%        26        85,282
Payless Shoesource Inc.             1.2%        24        79,047
Walden Book Co., Inc.               1.4%        22        78,479
The Finish Line, Inc.               1.2%        15        76,656
Tandy Corporation           (9)     0.9%        27        67,849
Moray Inc.                  (7)     0.9%        17        64,553
American Eagle Outfitters           1.1%        15        60,406
Claires Inc.                (8)     0.9%        42        35,829
Sterling Jewelers          (10)     1.0%        18        21,964

TOTALS                              44.9%              9,685,246


Notes:
(1)  Includes 21 J.C. Penney department stores and 6 Eckerd stores.
(2) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(3)  Includes Woolworth,  Kinney, Footlocker, Lady Footlocker, Champs, and
     Northern Reflections.
(4)  Includes Kay-Bee Toys .
(5)  Includes Camelot Music and Wall Stores.
(6)  Spun off by the Limited.  Includes Victoria's Secrets and Bath & Body.
(7)  Operates as B. Moss.
(8) Operates as Claires Boutiques, Topkapi, The Icing. Also includes recent purchase of Afterthoughts.
(9)  Operates as Radio Shack.
(10) Operates as Kay Jewelers, Belden Jewelers and Shaw Jewelers.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

                                    Three Months Ended          Year Ended
                                        December 31,            December 31,
                                      1999        1998        1999         1998
                                      (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                      $   26,422  $  24,852    $ 101,978   $  93,521
Percentage rent                        2,994      2,802        7,077       7,191
Property operating cost                9,627      8,188       35,513      32,570
recoveries
Temporary and promotional              4,895      4,551       10,654       9,661
leasing
Net utility income                       808        767        3,157       2,991
Miscellaneous income                      78         65          695         814
Net                                   44,824     41,225      159,074     146,748

Property operating costs:
Recoverable operating costs           12,797     11,318       46,545      43,755
Property administrative costs            724        805        2,375       2,533
Other operating costs                    521        616        1,991       2,262
Depreciation and amortization         11,047     10,877       44,306      41,712
Net                                   25,089     23,616       95,217      90,262
Net                                   19,735     17,609       63,857      56,486
Other expenses:
General and administrative             1,450      1,609        4,751       5,066
Restructuring costs                                            2,251
Interest                              13,443     12,476       51,075      45,417
Net                                   14,893     14,085       58,077      50,483
Net                                    4,842      3,524        5,780       6,003

Property sales, disposals and
adjustments:
Gain on sale of assets                 1,290                   1,290
Gain on sale of outparcel land           365        276          471       1,210
Net                                    1,655        276        1,761       1,210
Income (loss) before
extraordinary items, minority
interest, and cumulative effect
of a change in accounting method       6,497      3,800        7,541       7,213
Extraordinary loss on early
extinguishment of debt                                                  (22,512)
Cumulative effect on prior years
(to December 31, 1997) of a change
in accounting method                                                     (1,703)
Income (loss) before minority
interest                               6,497      3,800        7,541    (17,002)
Minority interest in (income)
loss of Operating Partnership          (832)        208        1,734       8,363
Net income (loss)                      5,665      4,008        9,275     (8,639)
Dividends on preferred shares        (3,437)    (3,437)     (13,750)    (13,750)
Net income (loss) applicable to
common shareholders               $    2,228  $     571    $ (4,475)   $(22,389)

Per common share information:
Basic and Diluted EPS:
Income (loss) before
extraordinary item and
cumulative effect of a
change in accounting method       $     0.09  $    0.02    $  (0.17)   $  (0.18)
Extraordinary item                                                        (0.62)
Cumulative effect on prior years
of a change in accounting
method                                                                    (0.05)
Net income (loss)                 $     0.09  $    0.02    $  (0.17)   $  (0.85)

Weighted average shares
outstanding (000)                     26,208     26,207       26,208      26,393

FFO per share                     $     0.40  $    0.36    $    1.28   $    1.18




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                            December 31,
                                                       1999              1998

Assets

Income-producing properties:
Land                                               $   154,341      $    145,226
Buildings and improvements                             986,042           946,654
Deferred leasing and other charges                      44,313            42,469
Net                                                  1,184,696         1,134,349
Accumulated depreciation and amortization            (388,965)         (347,649)
Net                                                    795,731           786,700

Investment in joint venture                              5,055             5,799
Cash and cash equivalents, non-restricted               17,171            13,512
Restricted cash and escrow deposits                     15,635            15,005
Tenant and other receivables                            15,859            17,430
Deferred charges and other assets                       25,757            30,842
Net                                                $   875,208      $    869,288


Liabilities and Shareholders' Equity

Debt on income-producing properties                $   709,000      $    669,971
Accounts payable and other liabilities                  37,630            38,076
Net                                                    746,630           708,047

Minority interest in Operating Partnership               2,727            11,724

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 and
27,741,542 shares issued at December 31, 1999
and 1998, respectively                                     277               277
Additional paid-in capital                             316,421           314,252
Accumulated deficit                                  (176,220)         (150,385)
Net                                                    140,503           164,169
Less common shares held in treasury at cost;
1,534,398 shares at both December 31, 1999
and 1998                                              (14,652)          (14,652)
Net                                                    125,851           149,517
Net                                                $   875,208      $    869,288




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                        Year Ended December 31,
                                                          1999            1998
                                                             (in thousands)
Cash flows from operating activities:
Net income (loss)                                      $   9,275     $   (8,639)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,734)         (8,363)
Equity earnings in joint venture                           (235)           (360)
Depreciation and amortization                             50,071          48,411
Restructuring costs                                        2,251
Gain on sale of assets                                   (1,290)
Extraordinary loss on early extinguishment of debt                        22,512
Cumulative effect of a change in accounting method                         1,703
Net changes in:
Tenant and other receivables                               1,571         (2,147)
Restricted cash and escrow deposits                        (125)           (768)
Deferred charges and other assets                        (1,583)         (9,393)
Accounts payable and other liabilities                   (1,262)          11,878
Net cash provided by operating activities                 56,939          54,834

Cash flows from investing activities:
Investment in income properties and related changes in  (53,654)        (64,223)
escrow deposits
Acquisition of enclosed malls, net of debt assumed                      (46,720)
Proceeds from sale of Middletown Mall                      3,361           8,148
Distributions from joint venture                             610
Net cash (used in) investing activities                 (49,683)       (102,795)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                6             117
dividend
reinvestment plan
Proceeds from issuance of debt                            56,349         576,257
Cost of issuance of debt                                 (2,351)         (6,806)
Debt repayments                                         (17,350)       (476,108)
Dividends and distributions paid on common shares and   (29,474)        (29,063)
partnership units
Dividends paid on senior preferred shares               (13,750)        (13,750)
Purchase of common shares held in treasury                               (2,430)
Cash flow support payments                                 2,973           3,784
Net cash provided by (used in) financing activities      (3,597)          52,001

Net increase in cash and cash equivalents                  3,659           4,040

Cash and cash equivalents, beginning of period            13,512           9,472

Cash and cash equivalents, end of period               $  17,171     $    13,512

Interest paid (net of capitalized amounts)             $  49,362     $    42,674
Interest capitalized                                   $   1,636     $     2,192

Non-cash financing activities:

Issuance of partnership units related to Middletown
Mall and Greater Lewistown acquisitions                $             $     4,479

Assumption of debt related to Greater Lewistown and
Crossroads acquisitions                                $             $    14,718

