Form 10-Q
period 2000-03-31
CROWN AMERICAN REALTY TRUST
filed 2000-05-03
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                        Commission file number:  1-12216

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

   As of April 17, 2000, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


         Yes   X                                    No  ____




                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended March 31, 2000

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                      Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999

                      Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2000

                      Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

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

            Item 3:   Defaults Upon Senior Securities

            Item 4:   Submission of Matters to a Vote of Security Holders

            Item 5:   Other Information

            Item 6:   Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      2000              1999

                                                   (Unaudited)
                                                  (in thousands, except share
                                                       and per share data)

Income-producing properties:
Land                                               $   154,342      $   154,341
Buildings and improvements                           1,003,007          986,042
Deferred leasing and other charges                      44,675           44,313
Net                                                  1,202,024        1,184,696
Accumulated depreciation and amortization            (399,893)        (388,965)
Net                                                    802,131          795,731
Other assets:
Investment in joint venture                              4,849            5,055
Cash and cash equivalents, unrestricted                  8,019           17,171
Restricted cash and escrow deposits                     13,341           15,635
Tenant and other receivables                            15,087           15,859
Deferred charges and other assets                       22,056           25,757
Net                                                $   865,483      $   875,208


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties                $   714,925      $   709,000
Accounts payable and other liabilities                  31,409           37,630
Net                                                    746,334          746,630

Minority interest in Operating Partnership                 132            2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317
shares issued at both March 31, 2000 and
December 31, 1999                                          277              277
Additional paid-in capital                             316,914          316,421
Accumulated deficit                                  (183,547)        (176,220)
Net                                                    133,669          140,503
Less common shares held in treasury at cost,
1,534,398 shares at both March 31, 2000 and
December 31,  1999                                    (14,652)         (14,652)
Net                                                    119,017          125,851
Net                                                $   865,483      $   875,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                     Three Months Ended March 31,
                                          2000         1999
                                        (in thousands, except
                                           per share data)
Rental operations:
Revenues:
Minimum rent                           $  26,928   $  24,914
Percentage rent                            1,785       1,268
Property operating cost recoveries         9,448       8,584
Temporary and promotional leasing          2,063       1,923
Net utility income                           979         896
Miscellaneous income                         190         265
Net                                       41,393      37,850

Property operating costs:
Recoverable operating costs               12,181      11,303
Property administrative costs                607         528
Other operating costs                        557         500
Depreciation and amortization             11,823      10,968
Net                                       25,168      23,299
Net                                       16,225      14,551
Other expenses:
General and administrative                 1,216       1,057
Restructuring costs                          369       1,039
Interest                                  13,903      12,206
Net                                       15,488      14,302

Income before minority interest in
Operating Partnership                        737         249

Minority interest in loss of
Operating Partnership                        746         923

Net income                                 1,483       1,172
Dividends on preferred shares            (3,438)     (3,438)
Net (loss) applicable to common
shares                                 $ (1,955)   $ (2,266)

Per common share data:
Basic EPS:
Net income (loss)                      $  (0.07)   $  (0.09)

Weighted average shares outstanding       26,208      26,208

Diluted EPS:
Net income (loss)                      $  (0.07)   $  (0.09)

Weighted average shares outstanding       26,208      26,208

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)


                           Common
                           Shares      Senior
                           Issued     Preferred  Common
                             and
                         Outstanding   Shares    Shares
                                   (in thousands)
Balance, December 31,
1999                        26,208   $       25  $    277

Transfer in (out) of
limited partner's
interest in the
Operating Partnership

Capital contributions
from Crown Investments
Trust:
Cash flow support

Net income

Dividends paid and
accrued

Balance, March 31, 2000     26,208   $       25  $    277


                                            Common
                    Additional    Accumu-   Shares
                      Paid in     lated     Held in
                      Capital     Deficit   Treasury   Total
                                (in thousands)

Balance, December 31,
1999                 $ 316,421  $(176,220) $(14,652) $ 125,851

Transfer in (out) of
limited partner's
interest in the
Operating                 (54)                          (54)
Partnership

Capital contributions
from Crown Investments
Trust:
Cash flow support          547                            547

Net income                           1,483              1,483

Dividends paid and
accrued                            (8,810)             (8,810)

Balance, March 31,
2000                 $ 316,914  $(183,547) $(14,652) $ 119,017

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                        Three Months Ended
                                             March 31,
                                         2000        1999
                                          (in thousands)
Cash flows from operating activities:
Net income                            $   1,483    $   1,172
Adjustments to reconcile net income
to net cash provided by operating
activities:
Minority interest in Operating
Partnership                               (746)        (923)
Equity earnings in joint venture           (39)        (149)
Depreciation and amortization            13,406       12,313
Restructuring costs                         369        1,039
Net changes in:
Tenant and other receivables                772        4,081
Restricted cash and escrow deposits     (1,890)      (1,783)
Deferred charges and other assets         2,066        2,079
Accounts payable and other liabilities  (6,591)      (7,637)
Net cash provided by operating
activities                                8,830       10,192

Cash flows from investing activities:
Investment in income-producing
properties                             (14,011)     (11,337)
Distributions from joint venture            153          425
Net cash (used in) investing
activities                             (13,858)     (10,912)

Cash flows from financing activities:
Net proceeds from exercise of stock
options                                                    6
Proceeds from issuance of debt, net
of deposits                               6,987       11,526
Cost of issuance of debt                                (81)
Debt repayments                         (1,016)      (4,511)
Dividends and distributions paid on
common shares and partnership units     (7,413)      (7,232)
Dividends paid on senior preferred
shares                                  (3,438)      (3,438)
Cash flow support payments                  756          815
Net cash (used in)  financing
activities                              (4,124)      (2,915)

Net (decrease) in cash and cash
equivalents                             (9,152)      (3,635)

Cash and cash equivalents, beginning
of period                                17,171       13,512

Cash and cash equivalents, end of
period                                $   8,019    $   9,877


SUPPLEMENTAL CASH FLOW DATA:

Interest paid (net of capitalized
amounts)                              $  13,289    $  11,854
Interest capitalized                  $     267    $     323

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

As of March 31, 2000, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) a non-enclosed strip shopping center located in Lewistown, PA, (4) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (5) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at March 31, 2000 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At March 31, 2000 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheet has been declining each year. Based on current trends, the balance will be reduced to zero in the second quarter of 2000. Under generally accepted accounting principles, when and if the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does not provide for any such obligation by the minority partner. Accordingly, when the minority interest account is reduced to zero, the minority partner's share of income and loss and cash distributions, net of its capital contributions, must be charged for financial reporting purposes against the Company's share of earnings, as the general partner. Subsequently, any future positive amounts representing the minority partner's share of the Operating Partnership's income and loss and cash distributions net of capital contributions would be credited in full to the Company's share of earnings to the extent such amounts were previously charged against the Company's earnings. This accounting method will not impact the cash flows of the Company or the cash distributions made to shareholders or to the minority partner.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for the three months ended March 31, 2000 and 1999 are identical.

The assumed exercise of options under the Company's share incentive plans had no effect on the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, as the assumed exercise price of the options was higher than the market price during these periods.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                          March 31, 2000    December 31, 1999

Mortgage loans                            $ 465,000         $ 465,000
Permanent loans                             130,413           131,429
Construction loans                           17,880            15,625
Secured term loans and lines of credit      101,632            96,946
Net                                       $ 714,925         $ 709,000

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

Permanent Loans

At March 31, 2000, permanent loans consisted of nine loans secured by seven properties held by the Operating Partnership. Included in permanent loans is a $2.6 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.0 million loan related to Carlisle Plaza Mall is an Industrial Development
Bond secured with a $1.0 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.3 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent loan with a bank lender to finance a renovation/expansion program at Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Term Loans and Lines of Credit

In September 1999 the Company completed an extension to November 2001 and certain modifications to its existing secured line of credit facility with General Electric Capital Corporation. Prior to the modifications, the line of credit consisted of a $50 million general line, of which $49.2 million was outstanding, and a $100 million acquisition line of which $27.1 million was outstanding related to the 1998 acquisition of Jacksonville Mall. The modified credit facility combines the prior two lines into a single line of credit with a $150 million maximum commitment level, and an initial $109 million availability, of which $20 million is reserved for the Valley Mall expansion project. The availability under the line can be increased up to the maximum amount upon achieving certain financial and debt service ratio tests that depend on the future operating performance of the five malls that secure the line and on future interest rates. Interest under the modified line is based on LIBOR plus 2.95%. Borrowings under this credit facility totaled $97.9 million at March 31, 2000.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and has been renewed through April 30, 2001. $3.7 million was outstanding under this line as of March 31, 2000.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended March 31, 2000. Twenty of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $595.4 million at March 31, 2000 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at both March 31, 2000 and 1999 was 7.63%. The weighted average interest rate during the three months ended March 31, 2000 and 1999 were each 7.63%. All of the remaining loans with an aggregate principal balance of $119.5 million at March 31, 2000 have variable interest rates based on spreads ranging from 1.90% to 2.95% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at March 31, 2000 and 1999 were 8.93% and 7.03%, respectively. The weighted average interest rates during the three months ended March 31, 2000 and 1999 were 8.66% and 7.10%, respectively.

Debt Maturities

As of March 31, 2000, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

     Year Ending
     December  31,

      2000 (nine months)                      $   4,453
      2001 (year)                               112,377
      2002 (year)                                40,725
      2003 (year)                                30,042
      2004 (year)                                77,376
      Thereafter                                449,952
      Net                                     $ 714,925


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Had the Company applied this standard currently, the effect on the Company's financial position and results of operations for the quarter ended March 31, 2000 would be immaterial.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at March 31, 2000.

NOTE 5 - MALL EXPANSIONS

The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total costs of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million, respectively, of which $24 million and $26 million, respectively, had been incurred as of March 31, 2000. In addition to amounts incurred at March 31, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $17.9 million was borrowed and outstanding at March 31, 2000. The Valley Mall expansion is being financed under the line of credit with GECC as described in Note 3.

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

NOTE 7 - RESTRUCTURING COSTS

During the first quarter of 2000, the Company recorded a restructuring charge of $0.4 million related to severance and related costs for employees affected by an 8% reduction in the corporate office staff together with reductions in other corporate expenses. The restructuring involved approximately twelve home office employees who were terminated and who represented a cross-section of management,, clerical, and secretarial employees.

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. The amount remaining to be paid at March 31, 2000 was approximately $0.6 million, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that most of the remaining liability that exists at March 31, 2000 will be paid out in 2000 and 2001.

NOTE 8 - SUBSEQUENT EVENT

On April 26, 2000 the Board of Trustees voted to amend the 1993 Crown American Realty Option Plan to increase the number of limited partnership units available for the issuance of options to officers and key employees from 1,200,000 to 2,200,000. In addition, a total of 390,000 options were granted to officers effective April 26, 2000 at a price of $5.4375.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended March 31, 2000.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 2000 and 1999. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 11.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization (as defined) and extraordinary and unusual non-recurring items, and additionally includes earned cash flow support (see Note 8 to the financial statements included in the Company's 1999 Form 10-K). Funds from Operations is used in the real estate industry as a measure of operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of real estate, which have historically been appreciating assets. Gain on sales of outparcel land have been included in Funds from Operations. Gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

In 1999, the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO is restated to conform to the new changes. The primary impact on the Company is that "unusual non-recurring" items previously excluded from FFO are now being included. As a result, for the first quarter of 2000 and 1999, restructuring costs (see Note 7 of the interim consolidated financial statements) in the amounts of $0.4 million and $1.0 million, respectively, are being deducted from FFO (first quarter 1999 has been restated).

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

Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the accompanying consolidated interim financial statements and notes thereto.



                                   Three Months Ended March 31,
                                       2000           1999
                                                   (restated)
Selected Financial Data:

EBITDA (1 & 3)                      $  27,910     $   25,542

Funds from Operations (FFO)
(2 & 3):
Net Income                          $   1,483     $    1,172
Adjustments:
Minority interest in Operating
Partnership                             (746)          (923)
Depreciation and amortization -
real estate                            12,210         11,356
Operating covenant amortization           658            658
Cash flow support                         756            815
Funds from Operations, before
allocations to minority
interests and preferred shares         14,361         13,078
Less:
Amount allocable to preferred
shares                                  3,438          3,438
Amount allocable to minority
interest                                3,007          2,654
Funds from Operations applicable to
common shares                       $   7,916     $    6,986

Weighted average common shares
outstanding (000)                      26,208         26,208

Cash Flows:
Net cash provided by operating
activities                          $   8,830     $   10,192
Net cash (used in) investing        $(13,858)     $ (10,912)
activities
Net cash (used in) financing
activities                          $ (4,124)     $  (2,915)


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



Comparison of Three Months Ended March 31, 2000 to the corresponding period in 1999

- Revenues

Total revenues for the first quarter of 2000 were $41.4 million, up 9.2% from $37.9 million for the same period in 1999.

The total revenue increase of $3.5 million in the first quarter of 2000 versus 1999 was primarily the result of a) $2.5 million increase in base and percentage rents as a result of a higher occupancy percentage, higher average base rents per square foot, and higher mall shop sales, b) higher tenant recovery income of $0.9 million as a result of higher operating costs and an increased recovery percentage and c) higher temporary and seasonal income in the amount of $0.1 million.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first quarter of 2000 were $12.7 million, up $0.9 million, or 7.6%, from the corresponding period in 1999.

Depreciation and amortization expense for the first quarter of 2000 was $11.8 million, an increase of $0.9 million over the first quarter of 1999.

- General, Administrative and Interest Expenses:

For the first quarter of 2000, general and administrative expenses were approximately $1.2 million, an increase of $0.2 million from 1999, due primarily to a decrease in the amount of cost capitalized, especially to construction activities. Interest expense increased by $1.7 million in the first quarter of 2000 versus 1999 due to a combination of higher average borrowings outstanding, higher rates on variable-rated debt, and higher amortization of deferred financing costs.

- Gain on Property Sales and Disposals:

There were no land sales during either the first quarter of 2000 or 1999.

- Net Income (loss):

The net income for the first quarter of 2000 was $1.5 million compared to $1.2 million for the first quarter of 1999. The first quarter of 2000 and 1999 include restructuring charges of $0.4 million and $1.0 million, respectively, related to severance costs for employees affected by a reduction in the corporate office work force. After deducting preferred dividends, there was a net loss of $2.0 million applicable to common shares in the first quarter of 2000, compared to a net loss of $2.3 million for the first quarter of 1999.

- Funds from Operations:

For the quarter ended March 31, 2000, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.4 million, up from $13.1 million in the same quarter of 1999. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.9 million, compared to $7.0 million in the same quarter of 1999. The net increase in total FFO during the first quarter was largely comprised of the following: a) a $2.5 million increase in mall shop and anchor base and percentage rents from the existing properties reflecting higher occupancy and higher average rents; b) $0.5 million in lower restructuring costs, net of slightly higher general and administrative expenses; and c) $0.1 million in higher temporary and seasonal leasing. These positive variances in FFO were partially offset by d) $1.7 million in higher net interest expense primarily as a result of higher LIBOR interest rates, higher amortization of deferred financing costs, lower interest capitalization, and higher average borrowings outstanding; and e) $0.1 million in higher property costs net of recoveries.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the three months ended March 31, 2000 and 1999 (000's):

                                    Three Months Ended
                                         March 31,

                                      2000       1999

Total revenues                     $ 41,393    $ 37,850
Add back operating covenant
amortization deducted in
minimum rent                            658         658
                                     42,051      38,508

Less recoverable costs and
expenses                             12,181      11,303
Less non-recoverable costs and
expenses                                557         500
Less property general and
administrative costs                    607         528
Less corporate general and
administrative costs                  1,216       1,057

Add back depreciation/amortization
in above expense lines and joint
venture depreciation                    420         422
Gain on outparcel land sales              -           -

EBITDA, as reported                $ 27,910    $ 25,542

For the quarter ended March 31, 2000, EBITDA was $27.9 million compared to $25.5 million in the first quarter of 1999, an increase of 9.3 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, preferred stock dividends and restructuring costs, which are not included in EBITDA.

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

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has commenced construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million respectively, of which $24 million and $26 million, respectively, had been incurred as of March 31, 2000. In addition to amounts incurred at March 31, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $17.9 million was borrowed and outstanding at March 31, 2000. The Valley Mall expansion is being financed under the lines of credit with GECRE, as described in Note 3 to the interim financial statements.

As of March 31, 2000 the scheduled principal payments on all debt are $4.5 million, $112.4 million, $40.7 million, $30.0 million, and $77.4 million for the years ended December 31, 2000 through 2004, respectively, and $449.9 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1999, 1998, and 1997 were 2.06 to 1, 2.14 to 1, and
2.04 to 1, respectively.

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

         None

Item 3:  Defaults Upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 26, 2000 for the purpose of considering and acting on the following proposals:

         1. Election of persons (Donato B. Zucco and Zachary L. Solomon) to serve as Trustees for a three-year term.

         2. Amend the 1993 Crown American Realty Option Plan to increase the number of limited partnership units available for issuance under the plan to 2,200,000.

      The proposals were described in a proxy statement dated March 31, 2000. A quorum was present at the meeting, and the two proposals were approved.

Item 5:  Other Information

       On April 26, 2000, the Company issued its regular quarterly earnings release and its First Quarter 2000 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

      Exhibit 99 (a) - Press release dated April 26, 2000
      Exhibit 99 (b) - First Quarter 2000 Supplemental Financial and Operational Information Package

Item 6:  Exhibits and Reports on Form 8-K

         None


SIGNATURES


Pursuant  to  the  requirements of the Securities  Exchange  Act  of  1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      May 3, 2000                  CROWN AMERICAN REALTY TRUST

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


Date:      May 3, 2000                  CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date:      May 3, 2000                  CROWN AMERICAN REALTY TRUST

                                        /s/ John A. Washko

                                            John A. Washko
                                           Vice President and
                                         Chief Accounting Officer
                                (Authorized Officer of the Registrant
                                  and Principal Accounting Officer)



EHIBIXT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:       Media:         Christine Menna     814-536-9520
               Investors:     Terry L. Stevens    814-536-9538
               Internet:      www.crownam.com

IMMEDIATE RELEASE:            Wednesday, April 26, 2000

                       CROWN AMERICAN REALTY TRUST REPORTS
               FIRST QUARTER FFO PER SHARE UP 11 PERCENT FROM 1999
                         SAME CENTER NOI INCREASED 9.8%
                     BOARD INCREASES COMMON DIVIDEND BY 1.2%

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended March 31, 2000. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares. The regular quarterly dividend on common shares was increased from $0.2050 to $0.2075 per quarter, which is the Company's second consecutive annual increase.
                             _______________________

     "The first quarter of 2000 showed a continuation of the growth that we have effected as a transformed company over the last several years," stated Company Chairman, CEO and President, Mark E. Pasquerilla. "FFO per common share was $0.30 in the first quarter, up 11 percent from $0.27 in the first quarter of 1999, as restated. There were no land sales in either quarter, and the number of properties was the same in both quarters. Same center NOI for the quarter was up 9.8% compared to the first quarter of 1999. In March 2000 as previously announced, we implemented a small reduction in our corporate office staff and
related costs that will produce $600,000 in annual cash savings.   This action
follows similar cost and staff reductions that we made in the first and third quarters of 1999. Due to the resultant one-time severance-related costs we incurred in connection with these restructurings, FFO was negatively impacted by $0.4 million, or $0.01 per share, in the first quarter of 2000 and by $1.0 million, or $0.03 per share, in the first quarter of 1999. First quarter 1999's FFO results have been restated to include this $0.03 per share restructuring charge under the revised definition of FFO which became effective this year and which requires prior periods to be restated.

     "Operating trends continue to show progress. Mall shop occupancy ended the quarter at 84%, up from 82% a year ago, and even with year-end 1999. Average mall shop base rent per square foot increased for the 26th consecutive quarter to $18.82 per square foot, up 5% from one year ago. Leasing results continued to be strong for the quarter with 225,000 square feet of new and renewal mall shop leases signed at rates that will produce $4.5 million in annual base rental income, up from $4.0 million in the comparable period of last year. Base rent on new leases was $21.00 per foot compared to $12.55 per foot for tenants that closed, an uplift of 67%. Comparable mall shop sales for the first quarter of 2000 were $53.07 per square foot, a 3.1% increase over the first quarter of last year. Our tenants' occupancy cost percentage fell again in the first quarter to 10.0%, down from 10.2% a year ago, as strong tenant sales growth continues to outpace rents and as we continue to focus on controlling costs.

     "Beginning in 1998, we began to show increases in FFO which accelerated in 1999. The Board of Trustees voted to increase the quarterly dividend from $0.205 per common share to $0.2075 per common share, an annual increase of $0.01 per common share, or a 1.2% increase. This increase is the Company's second consecutive annual dividend increase and is effective for the dividend to be
paid on June 16, 2000.   The Board reconfirmed its intention to increase
dividends in the future as FFO growth and cash availability may warrant."

     Mr. Pasquerilla concluded, "As I've mentioned before, the past investments we've made in our regional mall portfolio are beginning to bear the fruit of solid NOI and FFO growth. Our strong NOI growth is not fully translating into the same degree of FFO growth this year due to the impact of the higher interest rate environment on our variable rate debt. Our major redevelopment and expansion projects in the existing portfolio are successfully winding down which will produce future NOI growth, but importantly also reduce our future capital
spending.   We will be using more of our cash flows in the future for debt amortization as we work to reduce our debt leverage. We continue to focus our effort on improving internal cash flows by increasing mall shop occupancy and controlling costs. In this difficult capital market for REIT's, we are managing the Company conservatively to grow internal cash flow and to improve the Company's financial flexibility."

                              Dividend Information

     For the quarter ended March 31, 2000, the Board of Trustees declared regular quarterly dividends of $0.2075 per common share and $1.375 per senior preferred share. Both dividends are payable June 16, 2000 to shareholders of record on June 5, 2000.

                              Financial Information

     For the quarter ended March 31, 2000, the Company reported that total Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.4 million, up from $13.1 million in the same quarter of 1999, as restated. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $7.9 million, or $0.30 per share, compared to $7.0 million, or $0.27 per share, in the same quarter of 1999. The first quarter of 2000 was impacted by $0.4 million of restructuring costs ($0.01 per share), while the first quarter of 1999, as restated, was impacted by $1.0 million of similar restructuring costs ($0.03 per share). The net increase in total FFO during the first quarter was largely comprised of the following:

     A $2.5 million increase in mall shop and anchor base and percentage rents, reflecting higher occupancy, higher average rents, and higher mall shop sales;

     $0.5 million in lower restructuring costs, net of slightly higher general and administrative expenses, primarily due to lower capitalization of costs to construction activities;

     $0.1 million in higher temporary and seasonal leasing; offset by

     $1.7 million in higher interest expense, primarily as a result of higher LIBOR interest rates, higher amortization of deferred financing costs, lower interest capitalization, and higher average borrowings outstanding; and

     $0.1 million in higher property operating costs, net of recoveries from tenants.

     Total revenues for the first quarter of 2000 were $41.4 million, up 9.2% from $37.9 million for the same period in 1999. This revenue increase of $3.5 million was primarily the result of an increase in mall shop base and percentage rents, higher tenant recoveries on mall operating expenses, and higher temporary and seasonal leasing.

     For the first quarter of 2000 the Company reported net income of $1.5 million compared to $1.2 million for the first quarter of 1999. After deducting preferred dividends, there was a net $2.0 million loss applicable to common shares, or $0.07 per share, compared to a net loss of $2.3 million, or $0.09 per share, for the first quarter of 1999.

                              Operating Information

     During the first quarter of 2000, leases for 225,000 square feet of mall shops were signed at rates that will produce $4.5 million in annual base rental income, compared to 225,000 square feet for $4.0 million during the same period in 1999. The first quarter included 56 new leases for 134,000 square feet at an average base rent of $21.00 per square foot and 42 renewal leases for 91,000 square feet at $18.20 per square foot. The $21.00 average base rental rate on new leases in the quarter was 12% higher than the portfolio average base rent as of March 31, 2000 and 67 percent higher than the average base rent on the 133,000 square feet of space that closed in the quarter.

     During the first quarter of 2000, the Company signed leases on 6,000 square feet of freestanding tenants, representing $79,000 in annualized base rental income.

     The average mall shop base rent of the portfolio at March 31, 2000 was $18.82 per square foot. This is a 4.8% increase from $17.95 per square foot at March 31, 1999, and the 26th consecutive quarter that average base rent has increased.

     The net effective rent (annual gross rent less the annual amortization of tenant allowances and leasing costs) for new leases signed in the first quarter was $17.49 per square foot as compared to $19.34 per square foot for the same period in 1999. Due primarily to a concentration of signing five Gap leases this quarter, net effective rents declined. Going forward we expect this trend to reverse, and a major focus of management is to increase net effective rents from new leasing.

     Mall shop occupancy was 84 % at March 31, 2000, up from 82% reported at March 31, 1999.

     Mall shop sales for the first quarter of 2000 were $53.07 per square foot, a 3.1% increase over the $51.48 per square foot reported for the first quarter
of 1999.   Small shop sales in the first quarter were negatively affected because Easter occurred in late April this year versus in late March last year.

     Occupancy costs (base rent, percentage rent and expense recoveries as a percentage of mall shop sales) at all properties were 10.0% as of March 31, 2000, down from 10.2% as of March 31, 1999. The decrease reflects strong tenant sales growth which is outpacing the growth in rental rates as existing leases renew or are replaced and also reflects our cost containment efforts on mall operations.

     Seasonal and temporary leasing income for the first quarter of 2000 amounted to $2.1 million, a 7.3% increase over the $1.9 million for the same period in 1999.

                              Expansion/Renovations

     Construction is nearing completion at Valley Mall (Hagerstown, MD) on a 16-screen R/C Theaters megaplex. The new theater is expected to open in May 2000. A major expansion of this property was completed in October 1999.

     At Washington Crown Center (Washington, Pa.) construction is also nearing completion on a Hollywood (Wallace Theater) 14-screen complex. A May 2000 opening is planned. In October a major renovation was completed at this property.

     Construction has begun on a 16-screen Carmike Cinema at Jacksonville Mall (Jacksonville, NC). The project is expected to be completed in Fall 2000.

                             _______________________


     This news release contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted
with accuracy.   Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.
 `
     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 enclosed regional malls and one shopping center aggregating 16 million square feet of gross leasable area.

     A copy of the Company's Supplemental Financial and Operational Information Package follows.

                                     - 30 -




EXHIBIT 99 (b)

SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FIRST QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                        Quarter Ended March 31,
FINANCIAL AND ANALYTICAL DATA:                              2000 vs. 1999

Total FFO - Incr (Decr) -  2000 compared to             $ 000       $ per share
1999:
Base and percentage rents from anchors and mall shops $    2,726    $    0.075
Temporary and promotional leasing income                     140         0.004
Mall operating costs, net of tenant recovery income         (71)       (0.002)
Utility income, miscellaneous mall income, equity in
joint venture                                                 22         0.001
Straight line rental income                                (193)       (0.005)
   Core mall operations-same properties                    2,624         0.073

Interest expense                                         (1,697)       (0.047)
Property admin. And general & admin. Expenses              (238)       (0.007)
Restructuring costs                                          670         0.019
Cash flow support earned                                    (59)       (0.002)
Depreciation and amortization expense                        (1)             -
Lease buyout income and other items, net                    (16)             -
Change in FFO before preferred div's and minority
interest                                                   1,283         0.036
Allocation to minority interest in Operating
Partnership                                                (353)             -
Rounding to whole cents                                        -       (0.003)
  Change in FFO allocable to common shareholders      $      930    $    0.033

                                                         Quarter Ended March 31,
                                                           2000        1999
                                                                    (restated) *
Funds from Operations ($000 except per share data):
Net income                                            $    1,483    $    1,172
Adjustments:
Minority Interest in Operating Partnership                 (746)         (923)
Depreciation and amortization - real estate               12,210        11,356
Operating covenant amortization                              658           658
Cash flow support amounts                                    756           815
FFO before allocations to minority interest and
preferred shares                                          14,361        13,078
Allocation to preferred shareholders (preferred
dividends)                                               (3,438)       (3,438)
Allocation to minority interest in Operating
Partnership                                              (3,007)       (2,654)
FFO allocable to common shares                        $    7,916    $    6,986
FFO per common share                                  $     0.30    $     0.27

*Restated to adopt changes to the definition of FFO as promulgated by NAREIT.
1999's previously reported FFO of $0.30 for 1Q99 was restated to $0.27 to reflect restructuring charges that were excluded from FFO under the previous definition.

Average common shares outstanding during the period       26,208        26,208
Common shares outstanding at period end                   26,208        26,208

Avg. partnership units and common shares outstanding
during the period                                         36,164        36,164
Partnership units and common shares outstanding at
period end                                                36,164        36,164

Components of Minimum Rents:
Anchor - contractual or base rents                    $    6,189     $   6,030
Mall shops - contractual or base rents                    20,108        18,202
Mall shops - percentage rent in lieu of fixed base
rent                                                         680           498
Straight line rental income                                  119           312
Ground leases - contractual or base rents                    474           512
Lease buyout income                                           16            18
Operating covenant amortization                            (658)         (658)
Total minimum rents                                   $   26,928    $   24,914
Components of Percentage (Overage) Rents:
Anchors                                               $      485    $      685
Mall shops and ground leases                               1,300           583
                                                      $    1,785    $    1,268




CROWN AMERICAN REALTY TRUST
FIRST QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                                        Quarter Ended March 31,
                                                           2000         1999
EBITDA:  earnings (including gain on sale of outparcel
land) before interest, taxes and all depreciation and
amortization and extraordinary items                    $  27,910  $    25,542

Debt and Interest:

Fixed rate debt at period end                           $ 595,412  $   598,447
Variable rate debt at period end                          119,513       78,522
Total debt at period end                                $ 714,925  $   676,969

Weighted avg. interest rate on fixed rate debt for the
period                                                       7.6%         7.6%
Weighted avg. interest rate on variable rate debt for
the period                                                   8.7%         7.1%

Total interest expense for period                       $  13,903  $    12,206
Amort. of deferred debt cost for period (incl. in
interest exp)                                                 614          352
Capitalized interest costs during period                      267          323

Capital Expenditures Incurred:

Allowances for anchor/ big box tenants                  $   1,978  $       400
Allowances for mall shop tenants                            7,490        4,894
Leasing costs and commissions                                 623          798
Expansions and major renovations, including escrow
deposits                                                    3,920        5,245
All other capital expenditures (included in Other
Assets)                                                       893          146
Total Capital Expenditures during the period            $  14,904  $    11,483


OPERATING DATA:

Mall shop GLA at period end (000 sq. ft.)                   5,769         5,739

Mall Shop occupancy percentage at period end                  84%           82%

Comp. Store Mall shop sales - 3 months ( $ per sq. ft.) $   53.07  $     51.48

Mall shop occupancy cost percentage at period end           10.0%         10.2%

Average mall shop base rent at period end ($ per
sq. ft.)                                                $   18.82  $     17.95

Mall shop leasing for the period:
New leases - sq. feet (000)                                   134          102
New leases - $ per sq. ft.                              $   21.00  $     22.11
Number of new leases signed.                                   56           62

Net effective rent for new leases signed in the period
(per sq. ft.)                                           $   17.49  $     19.34

Renewal leases - sq. feet (000)                                91          123
Renewal leases - $ per sq. ft.                          $   18.20  $     14.18
Number of renewal leases signed.                               42           41

Tenant Allowances for leases signed during the period:
   First Generation Space - per sq. ft.                 $    6.46  $     47.68
   Second Generation Space - per sq. ft.                $   14.89  $      4.37
Leases Signed during the period by:
   First Generation Space - sq. feet (000)                      7           18
   Second Generation Space - sq. feet (000)                   218          207

Theater and free-standing leasing for the period:
New leases - sq. feet (000)                                     4            -
New leases - $ per sq. ft.                              $   13.25  $         -
Tenant allowances - $ per sq. ft.                       $    8.75  $         -



CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations
(unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                        2000              1999
                                                                       (reclass-
                                                                        ified) *
                                                        (in thousands, except
                                                            per share data)
Rental operations:
Revenues:
Minimum rent                                         $   26,928     $    24,914
Percentage rent                                           1,785          1,268
Property operating cost recoveries                        9,448          8,584
Temporary and promotional leasing                         2,063          1,923
Net utility income                                          979            896
Miscellaneous income                                        190            265
Net                                                      41,393         37,850
Property operating costs:
Recoverable operating costs                              12,181         11,303
Property administrative costs                               607            528
Other operating costs                                       557            500
Depreciation and amortization                            11,823         10,968
Net                                                      25,168         23,299
Net                                                      16,225         14,551
Other expenses:
General and administrative                                1,216          1,057
Restructuring costs                                         369          1,039
Interest                                                 13,903         12,206
Net                                                      15,488         14,302
Net                                                         737            249
Property sales and adjustments:
Gain on sale of outparcel land                                -              -

Income before minority interest in Operating
Partnership                                                 737            249
Minority interest in (income) loss of Operating
Partnership                                                 746            923

Net income                                                1,483          1,172
Dividends on preferred shares                           (3,438)        (3,438)
Net (loss) applicable to
common shareholders                                  $  (1,955)     $   (2,266)

Per common share information:
Basic and Diluted EPS:
Net income (loss)                                    $   (0.07)     $    (0.09)

Weighted average shares outstanding (000)                26,208         26,208

FFO per share                                        $     0.30     $      0.27


*Certain reclassifications have been made to prior year amounts to conform to the current year presentation.



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                   March 31,       December 31,
                                                     2000              1999
                                                  (Unaudited)
                                                   (in thousands, except share
                                                       and per share data)
Assets

Income-producing properties:
Land                                               $   154,342      $    154,341
Buildings and improvements                           1,003,007           986,042
Deferred leasing and other charges                      44,675            44,313
Net                                                  1,202,024         1,184,696
Accumulated depreciation and amortization            (399,893)         (388,965)
Net                                                    802,131           795,731

Investment in joint venture                              4,849             5,055
Cash and cash equivalents, unrestricted                  8,019            17,171
Restricted cash and escrow deposits                     13,341            15,635
Tenant and other receivables                            15,087            15,859
Deferred charges and other assets                       22,056            25,757
Net                                                $   865,483      $    875,208


Liabilities and Shareholders' Equity

Debt on income-producing properties                $   714,925      $    709,000
Accounts payable and other liabilities                  31,409            37,630
Net                                                    746,334           746,630

Minority interest in Operating Partnership                 132             2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 shares
issued at both March 31, 2000 and December 31, 1999        277               277
Additional paid-in capital                             316,914           316,421
Accumulated deficit                                  (183,547)         (176,220)
Net                                                    133,669           140,503
Less common shares held in treasury at cost;
1,534,398 shares at both March 31, 2000 and
December 31, 1999                                     (14,652)          (14,652)
Net                                                    119,017           125,851
Net                                                $   865,483      $    875,208




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         2000            1999
                                                           (in thousands)
Cash flows from operating activities:
  Net income                                           $    1,483     $    1,172
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in Operating Partnership            (746)          (923)
      Equity earnings in joint venture                       (39)          (149)
      Depreciation and amortization                        13,406         12,313
      Restructuring costs                                     369          1,039
      Net changes in:
        Tenant and other receivables                          772          4,081
        Deferred charges and other assets                   2,066          2,079
        Restricted cash and escrow deposits               (1,890)        (1,783)
        Accounts payable and other liabilities            (6,591)        (7,637)
          Net cash provided by operating activities         8,830         10,192

Cash flows from investing activities:
  Investment in income-producing properties              (14,011)       (11,337)
  Distributions from joint venture                            153            425
          Net cash (used in) investing activities        (13,858)       (10,912)

Cash flows from financing activities:
  Net proceeds from sale of common shares                       -              6
  Proceeds from issuance or assumption of debt, net of
  deposits                                                  6,987         11,526
  Cost of issuance of debt                                      -           (81)
  Debt repayments                                         (1,016)        (4,511)
  Dividends and distributions paid on common shares and
  partnership units                                       (7,413)        (7,232)
  Dividends paid on senior preferred shares               (3,438)        (3,438)
  Cash flow support payments                                  756            815
          Net cash (used in) financing activities         (4,124)        (2,915)

Net decrease in cash and cash equivalents                 (9,152)        (3,635)

Cash and cash equivalents, beginning of period             17,171         13,512

Cash and cash equivalents, end of period               $    8,019     $    9,877

Supplemental Cash Flow Data:

Interest paid (net of capitalized amounts)             $   13,289     $   11,854
Interest capitalized                                   $      267     $      323
