Form 10-Q
period 2000-06-30
CROWN AMERICAN REALTY TRUST
filed 2000-08-08
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                        Commission file number:  1-12216

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

    As of July 17, 2000, 26,207,919 Common Shares of Beneficial Interest and 2,500,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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


               Yes   X                                   No  ____


                           Crown American Realty Trust
                                    Form 10-Q
                  For the Quarterly Period ended June 30, 2000

                                      INDEX

Part I -    Financial Information

            Item 1:   Financial Statements

                      Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                      Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999

                      Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2000

                      Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

                      Notes to Consolidated Financial Statements

            Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II-    Other Information

            Item 1:   Legal Proceedings

            Item 2:   Changes in Securities

            Item 3:   Defaults Upon Senior Securities

            Item 4:   Submission of Matters to a Vote of Security Holders

            Item 5:   Other Information

            Item 6:   Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                  June 30,         December 31,
                                                    2000              1999

                                                 (Unaudited)
                                                 (in thousands, except share
                                                     and per share data)

Income-producing properties:
Land                                             $   153,207      $   154,341
Buildings and improvements                         1,007,508          986,042
Deferred leasing and other charges                    44,880           44,313
Net                                                1,205,595        1,184,696
Accumulated depreciation and amortization          (410,087)        (388,965)
Net                                                  795,508          795,731

Minority interest in Operating Partnership             2,463

Other assets:
Investment in joint venture                            4,661            5,055
Cash and cash equivalents, unrestricted                9,550           17,171
Restricted cash and escrow deposits                   12,930           15,635
Tenant and other receivables                          15,478           15,859
Deferred charges and other assets                     19,514           25,757
Net                                              $   860,104      $   875,208


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties              $   718,415      $   709,000
Accounts payable and other liabilities                29,501           37,630
Net                                                  747,916          746,630

Minority interest in Operating Partnership                              2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                    25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317
shares issued at both Junee 30, 2000 and
December 31, 1999                                        277              277
Additional paid-in capital                           317,482          316,421
Accumulated deficit                                (190,944)        (176,220)
Net                                                  126,840          140,503
Less common shares held in treasury at cost,
1,534,398 shares at both June 30, 2000 and
December 31, 1999                                   (14,652)         (14,652)
Net                                                  112,188          125,851
Net                                              $   860,104      $   875,208

The accompanying notes are an integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                           2000     1999        2000      1999
                                         (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                           $  26,340  $ 25,331   $  53,268  $ 50,245
Percentage rent                            2,049     1,433      3,834     2,701
Property operating cost recoveries         8,474     7,772     17,922    16,356
Temporary and promotional leasing          2,048     1,885      4,111     3,808
Net utility income                           858       752      1,837     1,648
Miscellaneous income                         296       132        486       397
Net                                       40,065    37,305     81,458    75,155

Property operating costs:
Recoverable operating costs               11,201    10,360     23,382    21,663
Property administrative costs                610       586      1,217     1,114
Other operating costs                        566       494      1,123       994
Depreciation and amortization             11,941    11,358     23,764    22,326
Net                                       24,318    22,798     49,486    46,097
Net                                       15,747    14,507     31,972    29,058
Other expenses:
General and administrative                 1,215     1,171      2,431     2,228
Restructuring costs                                               369     1,039
Interest                                  14,175    12,525     28,078    24,731
Net                                       15,390    13,696     30,878    27,998
Net                                          357       811      1,094     1,060

Gain on sale of assets                        17                   17
Gain on sale of outparcel land               354       100        354       100

Income before minority interest in           728       911     1,465      1,160
Operating Partnership
Minority interest in Operating               751       659      1,497     1,582
Partnership
Net income                                 1,479     1,570      2,962     2,742
Dividends on preferred shares            (3,437)   (3,437)    (6,875)    (6,875)
Net (loss) applicable to common        $ (1,958) $ (1,867)  $ (3,913)  $ (4,133)
shares

Per common share data:
Basic EPS:
Net (loss)                             $  (0.07)  $ (0.07)   $  (0.15)  $ (0.16)

Weighted average shares outstanding       26,208    26,208     26,208    26,208

Diluted EPS:
Net (loss)                             $  (0.07)  $ (0.07)   $  (0.15)  $ (0.16)

Weighted average shares outstanding       26,208    26,208     26,208    26,208

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

Transfer in (out) of limited
partner's interest in the
Operating Partnership

Capital contributions from Crown
Investments Trust:
Cash flow support

Net income

Dividends paid and accrued

Balance, June 30, 2000               26,208  $       25   $      277


                                                             Common
                                   Additional                Shares
                                    Paid in    Accumulated   Held in
                                    Capital     Deficit      Treasury    Total
                                                   (in thousands)

Balance, December 31, 1999        $  316,421 $ (176,220)   $ (14,652)  $ 125,851

Transfer in (out) of limited            (50)                                (50)
partner's interest in the Operating
Partnership

Capital contributions from Crown
Investments Trust:
Cash flow support                      1,111                              1,111

Net income                                         2,962                  2,962

Dividends paid and accrued                      (17,686)                (17,686)

Balance, June 30, 2000            $  317,482 $ (190,944)   $ (14,652)  $ 112,188




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                      Six Months Ended June 30,
                                                        2000             1999
                                                            (in thousands)
Cash flows from operating activities:
Net income                                             $   2,962      $    2,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,497)         (1,582)
Equity earnings in joint venture                            (78)           (209)
Depreciation and amortization                             26,943          25,061
Restructuring costs                                          369           1,039
Net changes in:
Tenant and other receivables                                 290           3,814
Deferred charges and other assets                          3,028           1,925
Restricted cash and escrow deposits                      (1,644)         (1,907)
Accounts payable and other liabilities                   (8,503)         (7,972)
Net cash provided by operating activities                 21,870          22,911

Cash flows from investing activities:
Investment in income-producing properties               (23,563)        (25,079)
Proceeds from asset sales                                  4,646
Distributions from joint venture                             288             550
Net cash (used in) investing activities                 (18,629)        (24,529)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                                6
dividendreinvestment plan
Proceeds from issuance of debt, net of deposits           18,851          23,434
Cost of issuance of debt                                    (19)           (433)
Debt repayments                                          (9,435)         (5,157)
Dividends and distributions paid on common shares and   (14,919)        (14,647)
partnership units
Dividends paid on senior preferred shares                (6,875)         (6,875)
Cash flow support payments                                 1,535           1,572
Net cash (used in) financing activities                 (10,862)         (2,100)

Net (decrease) in cash and cash equivalents              (7,621)         (3,718)

Cash and cash equivalents, beginning of period            17,171          13,512

Cash and cash equivalents, end of period               $   9,550      $    9,794

Supplemental cash flow data:
Interest paid (net of capitalized amounts)             $  26,847      $   24,023
Interest capitalized                                   $     564      $      716

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

As of June 30, 2000, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and
(4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at June 30, 2000 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At June 30, 2000 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheet has been declining each year. The balance has been reduced to below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income
(loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced to below zero, and there is a legal obligation of the minority partner to fund a portion of the Operating Partnership's losses, the minority interest balance at June 30, 2000 is shown on the Consolidated Balance Sheet as an asset.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for the six months ended June 30, 2000 and 1999 are identical.

The assumed exercise of options under the Company's share incentive plans had no effect on the calculation of diluted earnings per share for the six months ended June 30, 2000 and 1999, as the assumed exercise price of the options was higher than the market price during these periods.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                                        June 30, 2000     December 31, 1999

Mortgage loans                            $ 465,000           $ 465,000
Permanent loans                             125,692             131,429
Construction loans                           21,079              15,625
Secured term loans and lines of credit      106,644              96,946
Net                                       $ 718,415           $ 709,000

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

Permanent Loans

At June 30, 2000, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership. Included in permanent loans is a $2.5 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.0 million loan related to Carlisle Plaza Mall is an Industrial Development
Bond secured with a $1.0 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.2 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent loan with a bank lender to finance a renovation/expansion program at Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Term Loans and Lines of Credit

In September 1999 the Company completed an extension to November 2001 and certain modifications to its existing secured line of credit facility with General Electric Capital Corporation. Prior to the modifications, the line of credit consisted of a $50 million general line, of which $49.2 million was outstanding, and a $100 million acquisition line of which $27.1 million was outstanding related to the 1998 acquisition of Jacksonville Mall. The modified credit facility combines the prior two lines into a single line of credit with a $150 million maximum commitment level, and a current availability of $120 million, of which $20 million is reserved for the Valley Mall expansion project. The availability under the line can be increased up to the maximum amount upon achieving certain financial and debt service ratio tests that depend on the future operating performance of the five malls that secure the line and on future interest rates. Interest under the modified line is based on LIBOR plus 2.95%. Borrowings under this credit facility totaled $103.3 million at June 30, 2000.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and has been renewed through April 30, 2001. $3.3 million was outstanding under this line as of June 30, 2000.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended June 30, 2000. Twenty of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. All of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $590.7 million at June
30, 2000 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at both June 30, 2000 and 1999 was 7.63%. The weighted average interest rate during the six months ended June 30, 2000 and 1999 were each 7.63%. All of the remaining loans with an aggregate principal balance of $127.7 million at June 30, 2000 have variable interest rates based on spreads ranging from 1.90% to 2.95% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at June 30, 2000 and 1999 were 9.40% and 7.36%, respectively. The weighted average interest rates during the six months ended June 30, 2000 and 1999 were 8.89% and 7.02%, respectively.

Debt Maturities

As of June 30, 2000, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

       Year Ending
       December  31,

      2000 (six months)                       $   3,435
      2001 (year)                               113,960
      2002 (year)                                43,546
      2003 (year)                                30,146
      2004 (year)                                77,376
      Thereafter                                449,952
      Net                                     $ 718,415


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Had the Company applied this standard currently, the effect on the Company's financial position and results of operations for the six months ended June 30, 2000 would be immaterial.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at June 30, 2000.

NOTE 5 - MALL EXPANSIONS

The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total costs of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million, respectively, of which $27 million and $28 million, respectively, had been incurred as of June 30, 2000. In addition to amounts incurred at June 30, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $21.1 million was borrowed and outstanding at June 30, 2000. The Valley Mall expansion is being financed under the line of credit with GECC as described in Note 3.

NOTE 6  -  PROPERTY SALES AND DISPOSALS

In late June 2000 the Company sold Greater Lewistown Plaza, a non-enclosed shopping center located in Lewistown, Pennsylvania, to a third party at a price of $5.0 million. After selling expenses and commissions and after paying off the related first mortgage, this sale generated approximately $1.2 million in net cash proceeds for the Company. The impact of the sale on the Company's revenues and net income for the remainder of 2000 will approximate $0.6 million and $0.2 million, respectively. The sale did not result in a material gain.

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

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. While none of the properties are under a definitive sale agreement at this time, the Company is currently exploring dispositions of a few properties in order to recycle capital for future investment opportunities or to enhance cash flows and liquidity. No properties are classified as held for sale at June 30, 2000. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon future sale.

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. The amount remaining to be paid at June 30, 2000 was approximately $0.4 million, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that most of the remaining liability that exists at June 30, 2000 will be paid out in 2000 and 2001.

NOTE 8 - SUBSEQUENT EVENT

In early July 2000 the Company sold a 115,000 square foot anchor store building and related parking aggregating approximately 15.4 acres, located at Oak Ridge Mall in Oak Ridge, Tennessee, to Wal-Mart to accommodate a 95,700 square foot expansion of this store into a Wal-Mart Supercenter. This anchor store had been occupied by Wal-Mart under an operating lease. The sales proceeds of $4.25 million were applied by the Company to reduce the outstanding principal balance on the existing mortgage loan on Oak Ridge Mall. The sale did not result in a material gain or loss.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 30, 2000.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 2000 and 1999. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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

In 1999, the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO has been restated to conform to the new changes. The primary impact on the Company is that "unusual non-recurring" items previously excluded from FFO are now being included. As a result, for the first quarter of 2000 and 1999, restructuring costs (see Note 7 of the interim consolidated financial statements) in the amounts of $0.4 million and $1.0 million, respectively, are being deducted from FFO.

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




                                   Three Months Ended        Six Months Ended
                                         June 30,               June 30,
                                      2000      1999         2000       1999
                                                                     (restated)
Selected Financial Data:

EBITDA (1 & 3)                     $ 27,914  $  25,919    $  55,824  $   51,461

Funds from Operations (FFO)
(2 & 3):
Net Income                         $  1,479  $   1,570    $   2,962  $    2,742
Adjustments:
Minority interest in Operating        (751)      (659)      (1,497)    (1,582)
Partnership
Depreciation and amortization -      12,332     11,786       24,542     23,142
real
estate
Operating covenant amortization         657        657        1,315      1,315
Cash flow support                       779        756        1,535      1,571
Gain on sale of assets                 (17)                    (17)
Funds from Operations, before
allocations to minority
interests and preferred shares       14,479     14,110       28,840     27,188
Less:
Amount allocable to preferred         3,437      3,437        6,875      6,875
shares
Amount allocable to minority          3,040      2,938        6,047      5,592
interest
Funds from Operations applicable   $  8,002  $   7,735    $  15,918  $   14,721
to common shares

Average common shares outstanding    26,208     26,208       26,208     26,208
(000)

Cash Flows:
Net cash provided by operating     $ 13,040  $  12,719    $  21,870  $   22,911
activities
Net cash (used in) investing       $ (4,771) $(13,617)    $(18,629)  $ (24,529)
activities
Net cash provided by (used in)     $ (6,738) $     815    $(10,862)  $  (2,100)
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


Comparison of Six and Three Months Ended June 30, 2000 to the corresponding period in 1999

- Revenues

Total revenues for the second quarter of 2000 were $40.1 million, up $2.8 million, or 7.5 percent, from $37.3 million for the same period in 1999.

The primary composition of this $2.8 million increase was as follows: a) a $1.0 million increase in mall shop and anchor-base minimum rents as a result of higher occupancy and higher average rates; b) a $0.6 million increase in percentage (overage) rents due to higher mall shop sales; c) higher recovery income in the amount of $0.7 million due to higher operating costs and due to a higher recovery rate; d) higher temporary and seasonal leasing income of $0.2 million, and e) higher net utility income and miscellaneous income of $0.3 million.

Total revenues for the first six months of 2000 were $81.5 million compared to $75.2 million for the same period in 1999, an increase of $6.3 million, or 8.4 percent.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the second quarter of 2000 were $12.4 million, an increase of $1.0 million compared to the corresponding period in 1999. For the first six months of 2000, recoverable and non-recoverable mall operating costs were $25.7 million, an increase of $1.9 million over the first six months of 1999.

Depreciation and amortization expense for the second quarter of 2000 was $11.9 million, an increase of $0.6 million over the second quarter of 1999.
Depreciation and amortization expense for the first half of 2000 totals $23.8 million, up $1.4 million over the first half of 1999.

- General, Administrative and Interest Expenses:

For the second quarter of 2000, general and administrative expenses were $1.2 million, or even with the second quarter of 1999. For the first six months of 2000, general and administrative costs were $2.4 million, an increase of $0.2 million compared to the first six months of 1999. Although gross spending levels are down in the first half of 2000 compared to a year ago, capitalization amounts have decreased even more due to the lower volume of construction activities.

Interest expense increased by $1.7 million in the second quarter of 2000 versus the second quarter of 1999, primarily due to higher average borrowings outstanding and due to higher interest rates. For the first six months of 2000, interest expense was $28.1 million, an increase of $3.3 million over the comparable period of 1999.

- Gain on Property Sales and Disposals:

Gain  on   land sales during both the second quarter and first half of 2000  was
$0.4 million, compared to $0.1 million of gain recorded in the second quarter and first half of 1999.

- Net Income (loss):

The net income for the second quarter of 2000 was $1.5 million compared to net income of $1.6 million for the second quarter of 1999. After deducting preferred dividends, there was a net loss of $2.0 million applicable to common shares, compared to a net loss of $1.9 million for the second quarter of 1999.

The Company's net income for the first six months of 2000 was $3.0 million compared to net income of $2.7 million for the comparable period of 1999. After deducting preferred dividends, there was a net loss in the first half of 2000 applicable to common shares of $3.9 million; this compares to a net loss of $4.1 million applicable to common shares for the first half of 1999.

- Funds from Operations:

For the quarter ended June 30, 2000, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.5 million, up from $14.1 million in the same quarter of 1999. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $8.0 million, compared to $7.7 million in the same quarter of 1999. The net increase in total FFO during the second quarter was largely comprised of the following: a) a $1.6 million increase in mall shop and anchor base and percentage rents from the existing properties reflecting higher occupancy and higher average rents; b) $0.2 million in higher temporary and seasonal leasing;
c) $0.3 million in higher net utility and ancillary income; and d) $0.3 million in higher gain on land sales. These positive variances in FFO were partially offset by; e) $1.7 million in higher net interest expense; and f) $0.3 million in higher operating costs, net of recoveries.

For the first six months of 2000, FFO before allocations to minority interest and to preferred dividends was $28.8 million compared to $27.2 million for the same period in 1999. FFO allocable to common shares (after minority interest and preferred dividends) was $15.9 million for the first half of 2000, compared to $14.7 million for the first half of 1999. The $1.7 million increase in total FFO for the first six months of 2000 compared to 1999 was largely comprised of :
a) a $4.2 million increase in mall shop and anchor base and percentage rents as a result of higher occupancy and higher average rents; b) $0.3 million in higher temporary and seasonal income; c) $0.3 million in higher net utility and ancillary income; d) $0.3 million in higher gain on land sales; and e) lower restructuring costs, net of other G & A increases, of $0.3 million. These positive variances were partially offset by; f) $3.3 million in higher interest costs due to higher average balances outstanding and higher rates; and g) $0.4 million in higher property operating costs, net of recoveries.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the six months ended June 30, 2000 and 1999 (000's):

                                              Six Months Ended June 30,

                                                    2000        1999

Total revenues                                  $  81,458    $ 75,155
Add back operating covenant amortization
deducted in minimum rent                            1,315       1,315
Net                                                82,773      76,470

Less recoverable costs and expenses                23,382      21,663
Less non-recoverable costs and expenses             1,123         994
Less property general and administrative costs      1,217       1,114
Less corporate general and administrative costs     2,431       2,228

Add back depreciation/amortization in above
expense lines and joint venture depreciation          850         890
Gain on outparcel land sales                          354         100

EBITDA, as reported                             $  55,824    $ 51,461

For the six months ended June 30, 2000, EBITDA was $55.8 million compared to $51.5 million in the first six months of 1999, an increase of 8.3 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, preferred stock dividends and restructuring costs, which are not included in EBITDA.

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

  Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million respectively, of which $27 million and $28 million, respectively, had been incurred as of June 30, 2000. In addition to amounts incurred at June 30, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $21.1 million was borrowed and outstanding at June 30, 2000. The Valley Mall expansion is being financed under the lines of credit with GECRE, as described in Note 3 to the interim financial statements.

As of June 30, 2000 the scheduled principal payments on all debt are $3.4 million, $114.0 million, $43.5 million, $30.1 million, and $77.4 million for the years ended December 31, 2000 through 2004, respectively, and $450.0 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1999, 1998, and 1997 were 2.06 to 1, 2.14 to 1, and
2.04 to 1, respectively.

As further described in Note 2 to the Consolidated Financial Statements, the minority interest balance has been reduced below zero and, consequently, is now shown as an asset of the Company, reflecting the legal obligation of the minority partner to fund this deficit through future cash flow support payments. This asset must continually be monitored by the Company to ensure its realizability.

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

On July 6, 1999, the Court granted the Company's motion to dismiss the third amended complaint in the Warden action in its entirety with prejudice. On August 5, 1999, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Third Circuit. On July 20, 1999, the Court granted in part and denied in part the Company's motion to dismiss the third amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and otherwise ruled consistent with its November 2, 1998, decision, dismissing all of the claims, except for the narrow set of allegations referenced above. On May 17, 2000, the individual defendants filed a motion for summary judgment in the Consolidated action. This motion is awaiting decision. On July 12, 2000, the Court of Appeals affirmed in all respects the dismissal of the Warden action.

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

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

           On   July  26,  2000,  the Company issued its regular quarterly earnings release and its Second Quarter 2000 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

          Exhibit 99 (a) - Press release dated July 26, 2000
          Exhibit 99 (b) - Second  Quarter  2000  Supplemental  Financial
                           and Operational Information Package

Item 6:   Exhibits and Reports on Form 8-K

          None



SIGNATURES


Pursuant  to  the  requirements of the Securities  Exchange  Act  of  1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      August 8, 2000            CROWN AMERICAN REALTY TRUST

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


Date:      August 8, 2000            CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date:      August 8, 2000            CROWN AMERICAN REALTY TRUST

                                        /s/ John A. Washko

                                            John A. Washko
                                           Vice President and
                                         Chief Accounting Officer
                                (Authorized Officer of the Registrant
                                  and Principal Accounting Officer)

EXHIBIT 99 (a)

NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:  Media:         Christine Menna    814-536-9520  chrism@crownam.com
          Investors:     Terry L. Stevens   814-536-9538  tlstevens@crownam.com
          Internet:      www.crownam.com

IMMEDIATE RELEASE:       Wednesday, July 26, 2000

                       CROWN AMERICAN REALTY TRUST REPORTS
               SECOND QUARTER FFO PER SHARE UP 7 PERCENT FROM 1999
                        SAME CENTER NOI INCREASED BY 8.1%
                         SHARE REPURCHASE PLAN APPROVED

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the quarter ended June 30, 2000. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                             _______________________

     "The second quarter of 2000 continued to produce strong results, following the pattern of the first quarter and all of 1999," stated Company Chairman, CEO and President, Mark E. Pasquerilla. "FFO per common share was $0.31 in the second quarter, up 7 percent from $0.29 in the second quarter of 1999. For the first six months of 2000, FFO per share was $0.61 compared to $0.56 per share for the first six months of 1999, an increase of 9 percent. Same center NOI for the second quarter was up 8.1% compared to the second quarter of 1999, and same center NOI is up 8.9% for the first half of this year.

     "Operating trends continue to reflect the transformation of our portfolio over the last several years. Mall shop occupancy ended the quarter at 85%, up from 82% a year ago, and up from 84% at the end of the first quarter. The 85% mall shop occupancy represents an all-time high for our portfolio. Average mall shop base rent per square foot increased for the 27th consecutive quarter to $19.01 per square foot, up 5% from one year ago. Leasing results continued to be strong for the quarter with 196,000 square feet of new and renewal mall shop leases signed at rates that will produce $4.8 million in annual base rental income, down from $5.8 million in the comparable period of last year. Base rent on new leases was $21.01 per foot compared to $14.10 per foot for tenants that closed, an uplift of 49%. Comparable mall shop sales through June were up 4.2% over the same period of 1999. Our tenants' occupancy cost percentage fell again in the second quarter to 9.9%, down from 10.1% a year ago, as strong tenant sales growth continues to outpace rents and as we continue to focus on controlling costs. The 9.9% tenant occupancy cost percentage represents an all-time low for our portfolio."

     Mr. Pasquerilla continued, "The Valley Mall and Washington Crown Center redevelopments represent the last major capital expenditures for our portfolio, and both are substantially completed. Therefore, capital expenditures in future years will fall significantly. This decrease in future capital expenditures along with our improved operating performance will allow the Company to bear the fruits of the investments we have made, and thus increase our financial flexibility. We will continue the philosophy of managing the Company conservatively to enhance cash flow and improve financial flexibility. We will continue to explore recycling capital through a prudent disposition program. However, it is significant to point out that neither a refinancing or a mall sale transaction is needed in order to meet our fixed charges."

      Mr. Pasquerilla concluded, "Management believes that there is a significant disconnect between current market values for the Company's common shares and its significantly improved operating performance and improved prospects. Management and the Company's Trustees have exhibited their bullishness about the stock by being consistent buyers of the common shares. Insider ownership increased from 36.6 percent at June 30, 1999 to 37.6 percent at June 30, 2000, a 2.7 percent increase in one year. To show further confidence in the future prospects for the Company, a conservative share repurchase program has been authorized by the Board, under which the Company may repurchase up to 50,000 common shares and/or up to 25,000 preferred shares. These repurchases will be made on the open market or in private transactions from time to time. Any open market purchases will be made in accordance with SEC Rule 10b-18."

                              Dividend Information

     For the quarter ended June 30, 2000, the Board of Trustees declared regular quarterly dividends of $.2075 per common share and $1.375 per senior preferred share. Both dividends are payable September 15, 2000 to shareholders of record on September 1, 2000. In April 2000, the Board increased the quarterly common dividends by 1.2 percent to $0.2075 per share per quarter; this quarter's dividend retains that increased level.

                              Financial Information

     For the quarter ended June 30, 2000, the Company reports that Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.5 million, up from $14.1 million in the same quarter of 1999. FFO allocable to common shares (after minority interest and preferred dividends) was $8.0 million, or $0.31 per share, compared to $7.7 million, or $0.29 per share, in the same quarter of 1999. The increase in FFO before allocations to minority interest and preferred dividends during the second quarter compared to second quarter 1999 was mainly due to the following:

$1.8 million in higher mall shop and anchor base and percentage rents, as a result of higher occupancy, higher average rental rates, and higher mall shop sales;

$0.2 million in higher temporary and seasonal income, as a result of higher sponsorship income and revenues generated from additional Retail Merchandising Units (RMU's) at the properties;

$0.4 million in higher net utility income, straight-line rents, and miscellaneous mall revenues;

$0.3 million in higher gains on the sale of outparcel land; these increases were offset by:

$1.7 million in higher interest expense due to higher LIBOR rates, higher deferred financing cost amortization, lower interest capitalization, and higher average borrowings outstanding;

$0.2 million in higher property operating costs, net of recovery income;

$0.3 million in lower lease buyout income due to one-time buyouts during 1999 of several tenants; and

$0.1 million in higher property and general and administrative expenses due to lower capitalization of costs to construction activities.

     Total revenues for the second quarter of 2000 were $40.1 million, up $2.8 million, or 7.5 percent, from $37.3 million in the same period in 1999. The Company reported net income for the quarter of $1.5 million. This compares to a net income of $1.6 million for the second quarter of 1999. After deducting preferred dividends, there was a net loss in the second quarter applicable to common shares of $2.0 million, or $0.07 per share. This compares to a net loss of $1.9 million, or $0.07 per share applicable to common shares for the second quarter of 1999.

     For the first six months of 2000, FFO before allocations to minority interest and to preferred dividends was $28.8 million, $0.61 per share, as compared to $27.2 million, or $0.56 per share for the same period in 1999.
Total revenues for the first six months of 2000 were $81.5 million compared to $75.2 million for the same period in 1999, an increase of $6.3 million, or 8.4 percent. The Company reported net income of $3.0 million for the first six months of 2000, compared to net income of $2.7 million for the first six months of 1999. After deducting preferred dividends, there was a net loss in the first half of 2000 applicable to common shares of $3.9 million, or $0.15 per share. This compares to a net loss of $4.1 million, or $0.16 per share applicable to common shares for the first half of 1999.

                              Operating Information

During the second quarter of 2000, leases for 196,000 square feet of mall shops were signed resulting in $4.8 million in annual base rental income. A total of 112 leases were signed, which included 54 renewals and 58 new leases. The average rents per square foot in the second quarter were $21.01 for new leases and $33.35 for renewals. For the first half of 2000, the average base rent for signed mall shop leases was $22.13 per square foot compared with $19.61 for the same period in 1999, an increase of 13 percent. The average rents per square foot were $21.01 for new leases and $24.17 for renewals in the first half of 2000 compared with $22.02 and $16.32, respectively, in 1999.

The average mall shop base rent of the portfolio at June 30, 2000 was $19.01 per square foot, up 5.2 percent compared to $18.07 per square foot at June 30, 1999. This is the 27th consecutive quarter that average mall shop base rent has increased.

Mall shop occupancy was 85 percent at June 30, 2000, up from 82 percent reported at June 30, 1999. The 85 percent occupancy is a record high for the portfolio.

The net effective rent (annual gross rent less the annual amortization of tenant allowances and leasing costs) for new leases signed in the second quarter was $16.87 per square foot as compared to $18.17 per square foot for the second quarter of 1999. This decrease was mainly due to signing two GAP leases and one Old Navy lease in the quarter. Going forward management expects this trend to reverse, and a major focus of management is to increase net effective rents from new leasing.

Comparable mall shop sales for the six months ended June 30, 2000 were up 4.2 percent over the same period of 1999.

Occupancy costs, that is, base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 9.9 percent as of June 30, 2000, as compared to 10.1 percent as of June 30, 1999. The 9.9 percent tenant occupancy cost is a record low for the portfolio.

Seasonal and temporary leasing income for the first half of 2000 amounted to $4.1 million, a 7.9 percent increase from the $3.8 million reported in the first six months of 1999.

                              Expansion/Renovations

Construction has been completed at Valley Mall (Hagerstown, MD) and Washington Crown Center (Washington, PA) on two megaplex theaters. Both facilities opened in May 2000.

                                  Dispositions

In June, Greater Lewistown Plaza (Lewistown, PA), a 171,000 square foot, non-enclosed shopping center, was sold to a third party for $5.0 million. This was the only non-enclosed shopping center in the Company portfolio.

In July, the 115,000 square foot Wal-Mart anchor store building and related parking area at Oak Ridge Mall (Oak Ridge, TN) was sold to Wal-Mart in order to accommodate a 95,700 square foot expansion of this store into a Wal-Mart Super-center. The anchor store had been occupied by Wal-Mart under an operating lease.

                             _______________________

     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 regional shopping malls.

     Supplemental Financial and Operational Information Package follows for Crown American Realty Trust for the three and six months ended June 30, 2000. Additional information can be obtained by calling Investor Relations at 1-800-860-2011.

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

                                     - 30 -



EXHIBIT 99 (b)

SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
SECOND QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                           2000 vs. 1999         2000 vs. 1999
                                          (in thousands, except per share data)

FINANCIAL AND ANALYTICAL
DATA:

Total FFO - Incr (decr) -
2000 compared to 1999:                  $ 000       $ per      $ 000      $ per
                                                     share                 share

Base and percentage rents from        $   1,828   $   0.051   $   4,554  $ 0.126
anchors and mall shops
Temporary and promotional leasing          163      0.005         303      0.008
income
Mall operating costs, net of tenant      (211)    (0.006)       (282)    (0.008)
recovery income
Utility and misc. mall income, equity      251      0.007         273      0.008
in joint venture
Straight line rental income                115      0.003        (78)    (0.002)
Core mall operations-comparable          2,146      0.060       4,770      0.132
properties

Interest expense                       (1,650)    (0.046)     (3,347)    (0.093)
Property admin. and general & admin.      (68)    (0.002)       (306)    (0.008)
expenses
Restructuring costs                          -          -         670      0.019
Cash flow support earned                    23      0.001        (36)    (0.001)
Gain on sale of outparcel land             254      0.007         254      0.007
Depreciation and amortization expense     (37)    (0.001)        (38)    (0.001)
Lease buyout income and other items      (299)    (0.008)       (315)    (0.009)
Change in FFO before pref'd div's and      369      0.011       1,652      0.046
minority interest
Allocation to minority interest in       (102)          -       (455)          -
Operating Partnership
Rounding to whole cents                      -      0.009           -      0.004
Change in FFO allocable to common    $     267  $   0.020   $   1,197    $ 0.050
shareholders

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          2000       1999      2000        1999
                                                                (restated)
Funds from Operations ($000 except
per share data):
Net income                            $   1,479   $  1,570   $  2,962   $  2,742
Adjustments:
Minority Interest in Operating            (751)      (659)    (1,497)    (1,582)
Partnership
Depreciation and amortization - real     12,332     11,786    24,542      23,142
estate
Operating covenant amortization             657        657     1,315       1,315
Gain on Sale of Assets                     (17)          -      (17)           -
Cash flow support amounts                   779        756     1,535       1,571
FFO before allocations to minority       14,479     14,110    28,840      27,188
interest and pref'd shares
Allocation to preferred shareholders    (3,437)    (3,437)   (6,875)     (6,875)
(preferred dividends)
Allocation to minority interest in      (3,040)    (2,938)   (6,047)     (5,592)
Operating Partnership
FFO allocable to common shares        $   8,002  $   7,735   $15,918   $  14,721
FFO per common share                  $    0.31  $    0.29   $  0.61   $    0.56

*Restated to adopt changes to the definition of FFO as promulgated by Nareit.
1999's previously reported FFO of $0.30 for 1Q99 was restated to $0.27 to reflect restructuring charges that were excluded from FFO under the previous definition.

Average shares outstanding during the     26,208     26,208    26,208     26,208
period
Shares outstanding at period end          26,208     26,208    26,208     26,208

Avg. partnership units and shares         36,164     36,164    36,164     36,164
outstanding during period
Partnership units and shares              36,164     36,164    36,164     36,164
outstanding at period end

Components of Minimum Rents:
Anchor - contractual or base rents     $   6,253   $  6,044  $ 12,442   $ 12,074
Mall shops - contractual or base rents    20,097     19,069    40,885     37,769
Straight line rental income                  159         44       278        356
Ground lease - contractual or base           488        513       962      1,025
rents
Lease buyout income                            -        318        16        336
Operating covenant amortization            (657)      (657)   (1,315)    (1,315)
Total minimum rents                    $  26,340   $ 25,331  $ 53,268   $ 50,245
Components of Percentage Rents:
Anchors                                $     846   $    726  $  1,331   $  1,411
Mall shops and ground leases               1,203        707     2,503      1,290
Total percentage rents                 $   2,049   $  1,433  $  3,834   $  2,701



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
SECOND QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2000       1999      2000      1999
                                          (in thousnds, except as noted)
EBITDA:  earnings (including gain
on sale of outparcel land)
before interest, taxes and all        $  27,914  $  25,919  $ 55,824  $ 51,461
depreciation and amortization

Debt and Interest:

Fixed rate debt at period end         $ 590,692  $ 597,801  $590,692  $597,801
Variable rate debt at period end        127,723     90,471   127,723    90,471
Total debt at period end              $ 718,415  $ 688,272  $718,415  $688,272

Weighted avg. interest rate on fixed       7.6%       7.6%      7.6%      7.6%
rate debt for the period
Weighted avg. interest rate on             9.1%       7.0%      8.9%      7.1%
variable rate debt for the period

Total interest expense for period     $  14,175  $  12,525  $ 28,078  $ 24,731
Amort. of deferred debt cost for            617        356     1,231       708
period (incl. in interest exp)
Capitalized interest costs during           297        393       564       716
period

Capital Expenditures Incurred:
Allowances for mall shop tenants
Allowances for anchor/ big box        $   3,218  $   2,987  $ 10,708  $  7,881
tenants
Leasing costs and commissions             5,452        641     7,430     1,041
Expansions and major renovations,           633        595     1,256     1,393
including escrow deposits
All other capital expenditures              249      9,519     4,169    14,764
(included in Other Assets)
                                            126        520     1,019       666
Total Capital Expenditures during     $   9,678  $  14,262  $ 24,582  $ 25,745
the period


OPERATING DATA:

Mall shop GLA at period end                                    5,768     5,743
000 sq. ft.)

Mall shop Occupancy percentage at                                85%       82%
period end

Comp. Store Mall shop sales - 6 months                      $ 111.41  $ 106.90
($ per sq. ft.)

Mall shop occupancy cost percentage at                          9.9%     10.1%
period end

Average mall shop base rent at period                       $  19.01  $  18.07
end ($ per sq. ft.)

Mall shop leasing for the period:
New leases - sq. feet (000)                 137        168       271       270
New leases - $ per sq. ft.            $   21.01  $   21.92  $  21.01  $  22.02
Number of new leases signed.                 58         79       114       141

Net effective rent for new leases     $   16.87  $   18.17  $  17.53  $  18.61
signed in the period (per sq. ft.)

Renewal leases - sq. feet (000)              59         75       150       198
Renewal leases - $ per sq. ft.        $   33.35  $   19.75  $  24.17  $  16.32
Number of renewal leases signed.             54         42        96        83

Tenant Allowances for leases signed
during the period:
   First Generation Space - per sq.   $   89.96  $   14.32  $  13.65  $  33.96
ft.
   Second Generation Space - per sq.  $   19.54  $   20.39  $  17.09  $  12.80
ft.
Leases Signed during the period by:
   First Generation Space - sq. feet          1         13         8        31
(000)
   Second Generation Space - sq. feet       195        230       413       437
(000)

Theater and free-standing leasing for
the period:
New leases - sq. feet (000)                   -         53         4        53
New leases - $ per sq. ft.            $       -  $   12.61  $  12.54  $  12.61
Tenant allowances -- $ per sq. ft.    $       -  $   59.43  $   8.75  $  59.43




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE TWELVE MONTHS ENDED JUNE 30, 2000


                                 PERCENT   NUMBER
                                   OF      OF OPEN    TOTAL
                                  TOTAL    STORES     SQ FT
          TENANT          NOTES REVENUES AT JUNE 30  OCCUPIED
Sears, Roebuck and Co.             5.4%       21     2,119,718
J C Penney Inc.             (1)    4.1%       25     1,879,559
May Department Stores Co.          1.1%       12     1,395,525
The Bon-Ton                        3.1%       17     1,212,922
Wal-Mart Stores                    1.1%       3        405,465
Value City Department              1.1%       5        372,713
Stores
The Limited Stores Inc.     (2)    3.4%       38       281,374
The Gap                            2.2%       22       214,209
Venator Group               (3)    2.7%       51       184,538
Fashion Bug                        1.3%       18       163,798
Intimate Brands Inc.        (6)    2.2%       40       131,986
Shoe Show of Rocky Mt.             1.7%       27       127,295
Inc.
Transworld Entertainment    (5)    2.0%       30       112,834
Consolidated Stores         (4)    1.4%       26       107,509
Hallmark-Owned Stores              1.7%       29       107,286
Deb Shops Inc.                     0.9%       15        91,755
Payless Shoesource Inc.            1.1%       24        78,458
Borders                    (12)    1.5%       22        78,279
The Finish Line Inc.               1.3%       15        76,656
American Outfitters                0.9%       14        74,998
American Eagle Outfitters  (11)    1.3%       17        69,958
Tandy Corporation           (8)    0.9%       26        64,973
Regis Stores               (10)    0.9%       42        46,999
Claires                     (7)    0.9%       42        37,052
Sterling Jewelers           (9)    1.0%       19        23,318
                                   45.2%            9,459,177


Notes:

(1)  Includes J.C. Penney department stores and Eckerd stores.
(2) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), and Structures.
(3)  Includes Kinney, Footlocker, Lady Footlocker, Champs, and Northern
     Reflections
(4)  Includes Kay-Bee Toys.
(5)  Includes Camelot Music and Wall Stores.
(6)  Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(7) Operates as Claires Boutique, Topkapi, The Icing. Also includes recent purchase of Afterthoughts.
(8)  Operates as Radio Shack.
(9)  Operates as Kay Jewelers, Belden Jewelers and Shaw Jewelers.
(10) Operates as Master Cuts, Trade Secrets, Cost Cutters, Super Cuts, and Regis
     Salons.
(11) American Eagle Outfitters is publicly traded on the Nasdaq Exchange (AEOS).
(12) These stores are operating under the Walden Book Division of Borders.



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       2000       1999       2000       1999
                                                (reclass              (reclass
                                                  ified) *              ified) *
                                        (in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent                        $  26,340   $ 25,331   $ 53,268   $ 50,245
Percentage rent                         2,049      1,433      3,834      2,701
Property operating cost recoveries      8,474      7,772     17,922     16,356
Temporary and promotional leasing       2,048      1,885      4,111      3,808
Net utility income                        858        752      1,837      1,648
Miscellaneous income                      296        132        486        397
Net                                    40,065     37,305     81,458     75,155

Property operating costs:
Recoverable operating costs            11,201     10,360     23,382     21,663
Property administrative costs             610        586      1,217      1,114
Other operating costs                     566        494      1,123        994
Depreciation and amortization          11,941     11,358     23,764     22,326
Net                                    24,318     22,798     49,486     46,097
Net                                    15,747     14,507     31,972     29,058
Other expenses:
General and administrative              1,215      1,171      2,431      2,228
Restructuring costs                         -          -        369      1,039
Interest                               14,175     12,525     28,078     24,731
Net                                    15,390     13,696     30,878     27,998
Net                                       357        811      1,094      1,060

Property sales, disposals and
adjustments:
Gain on sale of assets                     17          -         17          -
Gain on sale of outparcel land            354        100        354        100

Income before minority interest in        728        911      1,465      1,160
Operating Partnership
Minority interest in (income) loss        751        659      1,497      1,582
of Operating Partnership
Net income                              1,479      1,570      2,962      2,742
Dividends on preferred shares         (3,437)    (3,437)    (6,875)    (6,875)
Net (loss) applicable to common     $ (1,958)   $(1,867)   $(3,913)   $(4,133)

Per common share information:
Basic and Diluted EPS:
Net (loss) per share                $  (0.07)   $ (0.07)   $ (0.15)   $ (0.16)

Weighted average shares                26,208     26,208     26,208     26,208
outstanding (000)

FFO per share                       $    0.31   $   0.29   $   0.61   $   0.56


*Certain reclassifications have been made to prior year amounts to conform to the current year presentation.



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                    June 30,        December 31,
                                                      2000              1999
                                                  (Unaudited)
                                                   (in thousands, except share
                                                        and per share data)
Assets

Income-producing properties:
Land                                             $     153,207     $     154,341
Buildings and improvements                           1,007,508           986,042
Deferred leasing and other charges                      44,880            44,313
Net                                                  1,205,595         1,184,696
Accumulated depreciation and amortization            (410,087)         (388,965)
Net                                                    795,508           795,731

Minority interest in Operating Partnership               2,463                 -

Investment in joint venture                              4,661             5,055
Cash and cash equivalents, unrestricted                  9,550            17,171
Restricted cash and escrow deposits                     12,930            15,635
Tenant and other receivables                            15,478            15,859
Deferred charges and other assets                       19,514            25,757
Net                                              $     860,104     $     875,208


Liabilities and Shareholders' Equity

Debt on income-producing properties              $     718,415     $     709,000
Accounts payable and other liabilities                  29,501            37,630
Net                                                    747,916           746,630

Minority interest in Operating Partnership                   -             2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued and outstanding                                      25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317 shares
issued at both June 30, 2000 and December 31, 1999         277               277
Additional paid-in capital                             317,482           316,421
Accumulated deficit                                  (190,944)         (176,220)
Net                                                    126,840           140,503
Less common shares held in treasury at cost;
1,534,398 shares at both June 30, 2000 and
December 31, 1999                                     (14,652)          (14,652)
Net                                                    112,188           125,851
Net                                              $     860,104     $     875,208



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                         2000            1999
                                                            (in thousands)
Cash flows from operating activities:
Net income                                            $    2,962     $     2,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership               (1,497)         (1,582)
Equity earnings in joint venture                            (78)           (209)
Depreciation and amortization                             26,943          25,061
Restructuring costs                                          369           1,039
Net changes in:
Tenant and other receivables                                 290           3,814
Deferred charges and other assets                          3,028           1,925
Restricted cash and escrow deposits                      (1,644)         (1,907)
Accounts payable and other liabilities                   (8,503)         (7,972)
Net cash provided by operating activities                 21,870          22,911

Cash flows from investing activities:
Investment in income-producing properties               (23,563)        (25,079)
Proceeds from asset sales                                  4,646               -
Distributions from joint venture                             288             550
Net cash (used in) investing activities                 (18,629)        (24,529)

Cash flows from financing activities:
Net proceeds from exercise of stock options and                -               5
dividend
reinvestment plan
Proceeds from issuance or assumption of debt, net of      18,851          23,434
deposits
Cost of issuance of debt                                    (19)           (433)
Debt repayments                                          (9,435)         (5,157)
Dividends and distributions paid on common shares and   (14,919)        (14,646)
partnership units
Dividends paid on senior preferred shares                (6,875)         (6,875)
Cash flow support payments                                 1,535           1,572
Net cash (used in) provided by financing activities     (10,862)         (2,100)

Net (decrease) in cash and cash equivalents              (7,621)         (3,718)

Cash and cash equivalents, beginning of period            17,171          13,512

Cash and cash equivalents, end of period              $    9,550     $     9,794


Supplemental Cash Flow Data:

Interest paid (net of capitalized amounts)            $   26,847     $    24,023
Interest capitalized                                  $      564     $       716
