Form 10-Q
period 2000-09-30
CROWN AMERICAN REALTY TRUST
filed 2000-11-07
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                        Commission file number:  1-12216

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

  As of October 16, 2000, 26,207,919 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were outstanding.

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


              Yes   X                                    No  ____




                           Crown American Realty Trust
                                    Form 10-Q
                For the Quarterly Period ended September 30, 2000

                                      INDEX

Part I -    Financial Information

            Item 1: Financial Statements

                    Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

                    Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999

                    Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2000

                    Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

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

            Item 3: Defaults Upon Senior Securities

            Item 4: Submission of Matters to a Vote of Security Holders

            Item 5: Other Information

            Item 6: Exhibits and Reports on Form 8-K

            Signatures



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                               September 30,      December 31,
                                                  2000                1999
                                                (Unaudited)
                                                (in thousands, except share
                                                    and per share data)
Assets
Income-producing properties:
Land                                            $    151,807      $   154,341
Buildings and improvements                         1,010,750          986,042
Deferred leasing and other charges                    45,573           44,313
Net                                                1,208,130        1,184,696
Accumulated depreciation and amortization          (418,884)        (388,965)
Net                                                  789,246          795,731

Minority interest in Operating Partnership             3,129                -

Other assets:
Investment in joint venture                            4,542            5,055
Cash and cash equivalents, unrestricted                7,589           17,171
Restricted cash and escrow deposits                   10,308           15,635
Tenant and other receivables                          14,136           15,859
Deferred charges and other assets                     25,241           25,757
Net                                             $    854,191      $   875,208


Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties             $    722,817      $   709,000
Accounts payable and other liabilities                28,829           37,630
Net                                                  751,646          746,630

Minority interest in Operating Partnership                 -            2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $.01 par value, 2,500,000 shares
issued                                                    25               25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317
shares issued at both September 30, 2000 and
December 31, 1999                                        277              277
Additional paid-in capital                           317,443          316,421
Accumulated deficit                                (199,619)        (176,220)
Net                                                  118,126          140,503
Less common shares held in treasury at cost,
1,534,398 shares at both September 30, 2000 and
December 31, 1999                                   (14,652)         (14,652)

Less preferred shares held in treasury, 25,000
shares and 0 shares at September 30, 2000 and
December 31, 1999, respectively                        (929)                -
Net                                                  102,545          125,851
Net                                             $    854,191      $   875,208


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2000      1999        2000      1999
                                        (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                          $  27,139 $ 25,311    $  80,407 $  75,556
Percentage rent                           1,502    1,382        5,336     4,083
Property operating cost recoveries        9,020    8,309       26,942    24,665
Temporary and promotional leasing         1,940    1,951        6,051     5,759
Net utility income                          798      701        2,635     2,349
Miscellaneous income                        386      220          872       617
Net                                      40,785   37,874      122,243   113,029

Property operating costs:
Recoverable operating costs              11,683   10,864       35,065    32,527
Property administrative costs               594      537        1,811     1,651
Other operating costs                       585      470        1,708     1,464
Depreciation and amortization            11,732   10,933       35,496    33,259
Net                                      24,594   22,804       74,080    68,901
Net                                      16,191   15,070       48,163    44,128
Other expenses:
General and administrative                1,192    1,073        3,623     3,301
Restructuring costs                           -    1,212          369     2,251
Interest, net                            14,454   12,901       42,532    37,632
Net                                      15,646   15,186       46,524    43,184
Net                                         545    (116)        1,639       944

Loss on sale of assets                    (209)        -        (192)         -
Gain on sale of outparcel land              467        -          821       100

Income (loss) before minority
interest in Operating Partnership           803    (116)        2,268     1,044
Minority interest in income (loss)
of Operating Partnership                  (622)      984          875     2,566
Net income                                  181      868        3,143     3,610
Dividends on preferred shares           (3,417)  (3,438)     (10,292)  (10,313)
Net (loss) applicable to common
shares                                $ (3,236) $(2,570)    $ (7,149) $ (6,703)

Per common share data:
Basic EPS:
Net (loss)                            $  (0.12) $ (0.10)    $  (0.27) $  (0.26)

Weighted average shares outstanding      26,208   26,208       26,208    26,208

Diluted EPS:
Net (loss)                            $  (0.12) $ (0.10)    $  (0.27) $  (0.26)

Weighted average shares outstanding      26,208   26,208       26,208    26,208


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)
(In Thousands)

                                   Common
                                   Shares      Senior                 Additional
                                 Issued and   Preferred     Common      Paid in
                                 Outstanding   Shares       Shares      Capital

Balance, December 31, 1999           26,208  $       25  $       277  $  316,421

Transfer in (out) of limited
partner's interest in the
Operating Partnership                     -           -           -         (96)

Capital contributions from
Crown Investments Trust:
Cash flow support                         -           -           -        1,118

Buyback of preferred shares               -           -           -            -

Net income                                -           -           -            -

Dividends paid and accrued                -           -           -            -

Balance, September 30, 2000          26,208  $        25  $     277  $   317,443

                                               Common     Preferred
                                               Shares       Shares
                                 Accumulated   Held in     Held in
                                   Deficit    Treasury     Treasury      Total

Balance, December 31, 1999      $  (176,220) $  (14,652)  $       -  $   125,851

Transfer in (out) of limited
partner's interest in the
Operating Partnership                     -           -           -         (96)

Capital contributions from
Crown Investments Trust:
Cash flow support                         -           -           -        1,118

Buyback of preferred shares               -           -       (929)        (929)

Net income                            3,143           -           -        3,143

Dividends paid and accrued         (26,542)           -           -     (26,542)

Balance, September 30, 2000    $  (199,619) $  (14,652)  $     (929) $   102,545


The accompanying notes are an Integral part of these statements.




CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         2000             1999
                                                             (in thousands)
Cash flows from operating activities:
Net income                                             $   3,143      $    3,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership                 (875)         (2,566)
Equity earnings in joint venture                           (117)           (249)
Depreciation and amortization                             40,281          37,371
Loss on sale of assets                                       192               -
Restructuring costs                                          369           2,251
Net changes in:
Tenant and other receivables                               1,632           3,603
Deferred charges and other assets                        (4,351)         (2,812)
Restricted cash and escrow deposits                          829           1,256
Accounts payable and other liabilities                   (9,175)         (7,939)
Net cash provided by operating activities                 31,928          34,525

Cash flows from investing activities:
Investment in income-producing properties               (33,200)        (42,718)
Proceeds from asset sales                                  8,930               -
Distributions from joint venture                             353             550
Net cash (used in) investing activities                 (23,917)        (42,168)

Cash flows from financing activities:
Net proceeds from exercise of stock options and
dividend reinvestment plan                                     -               6
Purchase of preferred shares held in treasury              (929)               -
Proceeds from issuance of debt, net of deposits and
issuance cost                                             31,539          48,214
Debt repayments                                         (17,809)        (12,122)
Dividends and distributions paid on common shares and
partnership units                                       (22,422)        (22,060)
Dividends paid on senior preferred shares               (10,293)        (10,313)
Cash flow support payments                                 2,321           2,318
Net cash (used in) provided by financing activities     (17,593)           6,043

Net (decrease) in cash and cash equivalents              (9,582)         (1,600)

Cash and cash equivalents, beginning of period            17,171          13,512

Cash and cash equivalents, end of period               $   7,589      $   11,912

SUPPLEMENTAL CASH FLOW DATA:

Interest paid (net of capitalized amounts)             $  40,685      $   36,533
Interest capitalized                                   $     791      $    1,205


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

As of September 30, 2000, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at September 30, 2000 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At September 30, 2000 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheet has been declining each year. The balance was reduced to below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced to below zero, and there is a legal obligation of the minority partner to fund a portion of the Operating Partnership's losses, the minority interest balance at September 30, 2000 is shown on the Consolidated Balance Sheet as an asset. This asset balance at September 30, 2000 has been limited to $3.1 million, the estimated amount of cash flow support to be received over the next twelve months. As the cash flow support amounts are received in the future, 100% of these amounts will be credited directly against the minority interest balance, as long as the minority interest balance remains as an asset. An additional amount of $1.3 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Operating Partnership in its share of losses for the third quarter.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic EPS for the nine months ended September 30, 2000 and 1999 are identical.

The calculation of diluted earnings per share for the nine months ended September 30, 2000 and 1999 would have included 18,000 shares and 0 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):


                                September 30, 2000          December 31, 1999

Mortgage loans                       $ 465,000                  $ 465,000
Permanent loans                        119,321                    131,429
Construction loans                      23,929                     15,625
Secured lines of credit                114,567                     96,946
                                     $ 722,817                  $ 709,000

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

Permanent Loans

At September 30, 2000, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership. Included in permanent loans is a $2.4 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $1.0 million loan related to Carlisle Plaza Mall is an Industrial Development
Bond secured with a $1.0 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $10.1 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent loan with a bank lender to finance a renovation/expansion program at Washington Crown Center. The loan has an interest rate of LIBOR plus 1.90%. The construction loan term is for two years followed by a three-year permanent term loan.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GE Capital Real Estate. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced to LIBOR plus 2.25%. The total availability under the line will be increased from the current limit of $150 million to $175 million contingent upon adding a sixth mall to the collateral base in the fourth quarter. Availability under the line is based on the level of operating income generated at the properties; at September 30, 2000, total borrowing capacity was approximately $132 million. The revolving credit facility is currently secured by cross-collateralized mortgages on five of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment for two years, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $108.6 million at September 30, 2000.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and has been renewed through April 30, 2002. $6.0 million was outstanding under this line as of September 30, 2000.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended September 30, 2000. Twenty of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. Seventeen of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of the seventeen special purpose subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $584.3 million at September 30, 2000 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at and for the three months ended September 30, 2000 and 1999 was 7.63%. All of the remaining loans with an aggregate principal balance of $138.5 million at September 30, 2000 have variable interest rates based on spreads ranging from 1.90% to 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at September 30, 2000 and 1999 were 8.81% and 8.23%, respectively. The weighted average interest rates on the variable rate debt during the three months ended September 30, 2000 and 1999 were 9.40% and 7.59%, respectively.

Debt Maturities

As of September 30, 2000, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):

       Period or Year Ending
           December  31,

      2000 (three months)                     $   2,654
      2001 (year)                                11,141
      2002 (year)                                40,200
      2003 (year)                                32,959
      2004 (year)                               185,947
      Thereafter                                449,916
      Net                                     $ 722,817

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Had the Company applied this standard currently, the effect on the Company's financial position and results of operations for the nine months ended September 30, 2000 would be immaterial.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at September 30, 2000.

NOTE 5 - MALL EXPANSIONS

The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total costs of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million, respectively, of which $30 million and $31 million, respectively, had been incurred as of September 30, 2000. In addition to amounts incurred at September 30, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three-year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $23.9 million was borrowed and outstanding at September 30, 2000. The Valley Mall expansion has been largely financed under the line of credit with GECC as described in Note 3.

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

In early July 2000 the Company sold a 115,000 square foot anchor store building and related parking aggregating approximately 15.4 acres, located at Oak Ridge Mall in Oak Ridge, Tennessee, to Wal-Mart to accommodate a 95,700 square foot expansion of this store into a Wal-Mart Supercenter. This anchor store had been occupied by Wal-Mart under an operating lease. The sales proceeds of $4.25 million were applied by the Company to reduce the outstanding principal balance on the existing mortgage loan on Oak Ridge Mall. The sale resulted in a loss of $0.2 million.

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. The amount remaining to be paid at September 30, 2000 was approximately $0.3 million, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that most of the remaining liability that exists at September 30, 2000 will be paid out in 2000 and 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended September 30, 2000.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and nine months ended September 30, 2000 and 1999.
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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

In 1999, the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO has been restated to conform to the new changes. The primary impact on the Company is that "unusual non-recurring" items previously excluded from FFO are now being included. As a result, restructuring costs (see Note 7 of the interim consolidated financial statements) in the amounts of $0.4 million and $2.2 million are being deducted from FFO, for the first nine months of 2000 and 1999, respectively.

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


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     2000       1999         2000        1999

Selected Financial Data:
EBITDA (1 & 3)                    $ 28,462   $  26,004     $  84,286  $  77,465

Funds from Operations (FFO)
(2 & 3):
Net Income                        $    181   $     868     $   3,143  $   3,610
Adjustments:
Minority interest in Operating
Partnership                            622      (984)         (875)    (2,566)
Depreciation and amortization -
real estate                         12,134     11,309        36,676     34,451
Operating covenant amortization        657        658         1,972      1,973
Cash flow support                      786        746         2,321      2,317
Loss on asset sales                    209          -           192          -
Funds from Operations, before
allocations to minority
interests and preferred shares      14,589     12,597        43,429     39,785
Less:
Amount allocable to preferred
shares                               3,417      3,438        10,292     10,313
Amount allocable to minority
interest                             3,076      2,521         9,123      8,114
Funds from Operations applicable
to common shares                  $  8,096   $   6,638     $  24,014  $  21,358

Average common shares outstanding
(000)                               26,251     26,208        26,226     26,208

Cash Flows:
Net cash provided by operating
activities                        $ 10,058   $  11,614     $  31,928  $  34,525
Net cash (used in) investing
activities                        $ (5,288)  $ (17,639)    $(23,917)  $ (42,168)
Net cash (used in) provided
by financing activities           $ (6,731)  $ (8,143)     $(17,593)  $   6,043


(1) EBITDA represents revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization; EBITDA also excludes gain on sale of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon and not a part of ongoing operations.
(2) Funds from Operations represents net income before minority interest and before depreciation and amortization plus earned cash flow support and adjustment for certain unusual items.
(3) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles,
     (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.


Comparison of the Three and Nine Months Ended September 30, 2000 to the corresponding periods in 1999

- Revenues:

Total revenues for the third quarter of 2000 were $40.8 million, up $2.9 million, or 7.7 percent, from $37.9 million for the same period in 1999.

The primary composition of this $2.9 million increase was as follows: a) a $1.8 million increase in mall shop and anchor-base minimum rents as a result of higher occupancy and higher average rental rates; b) a $0.1 million increase in percentage (overage) rents due to higher mall shop sales; c) higher recovery income in the amount of $0.7 million due to higher operating costs and due to a higher recovery rate; and d) higher net utility income and miscellaneous income of $0.3 million.

Total revenues for the first nine months of 2000 were $122.2 million compared to $113.0 million for the same period in 1999, an increase of $9.2 million, or 8.1 percent.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the third quarter of 2000 were $12.9 million, an increase of $1.0 million compared to the corresponding period in 1999. For the first nine months of 2000, recoverable and non-recoverable mall operating costs were $38.6 million, an increase of $2.9 million over the first nine months of 1999.

Depreciation  and amortization expense for the third quarter of 2000  was  $11.7 million, an increase of $0.8 million over the third quarter of 1999. Depreciation and amortization expense for the first nine months of 2000 totals $35.5 million, up $2.2 million over the first nine months of 1999.

- General, Administrative and Interest Expenses:

For the third quarter of 2000, general and administrative expenses were $1.2 million, an increase of $0.1 million compared to the third quarter of 1999. For the first nine months of 2000, general and administrative costs were $3.6 million, an increase of $0.3 million compared to the first nine months of 1999.

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

Interest expense increased by $1.6 million in the third quarter of 2000 versus the third quarter of 1999, primarily due to higher average borrowings outstanding and due to higher interest rates. For the first nine months of 2000, interest expense was $42.5 million, an increase of $4.9 million over the comparable period of 1999.

- Gain on Property Sales and Disposals:

Gain on land sales during the third quarter of 2000 was $0.5 million. There were no land sales in the third quarter of 1999. Year to date, gain on land sales for the first nine months of 2000 is $0.8 million, compared to $0.1 million for the first nine months of 1999.

- Net Income (loss):

The net income for the third quarter of 2000 was $0.2 million compared to net income of $0.9 million for the third quarter of 1999. After deducting preferred dividends, there was a net loss of $3.2 million applicable to common shares, compared to a net loss of $2.6 million for the third quarter of 1999.

The Company's net income for the first nine months of 2000 was $3.1 million compared to net income of $3.6 million for the comparable period of 1999. After deducting preferred dividends, there was a net loss in the first nine months of 2000 applicable to common shares of $7.1 million; this compares to a net loss of $6.7 million applicable to common shares for the first nine months of 1999.

The Company's loss for both the third quarter of 2000 and the nine months ended September 30, 2000 was impacted by the negative minority interest balance, as discussed in Note 2 of the interim consolidated financial statements.

- Funds from Operations:

For the quarter ended September 30, 2000, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.6 million, up from $12.6 million in the same quarter of 1999. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $8.1 million, compared to $6.6 million in the same quarter of 1999. The net increase in total FFO during the third quarter was largely comprised of the following: a) a $1.7 million increase in mall shop and anchor base and percentage rents from the existing properties reflecting higher occupancy and higher average rents; b) $0.5 million in higher lease buyout income; c) $0.1 million in higher net utility and ancillary income; d) $0.5 million in higher gain on land sales; and e) $1.2 million in lower restructuring costs. These positive variances in FFO were partially offset by; f) $1.6 million in higher net interest expense; g) $0.2 million in higher operating costs, net of recoveries; and h) $0.2 million in lower straight-line rents.

For the first nine months of 2000, FFO before allocations to minority interest and to preferred dividends was $43.4 million compared to $39.8 million for the same period in 1999. FFO allocable to common shares (after minority interest and preferred dividends) was $24.0 million for the first nine months of 2000, compared to $21.4 million for the first nine months of 1999. The $3.6 million increase in total FFO for the first nine months of 2000 compared to 1999 was largely comprised of : a) a $6.2 million increase in mall shop and anchor base and percentage rents as a result of higher occupancy and higher average rents;
b) $0.3 million in higher temporary and seasonal income; c) $0.3 million in higher net utility and ancillary income; d) $0.7 million in higher gain on land sales; and e) lower restructuring costs, net of other G & A increases, of $1.4 million. These positive variances were partially offset by; f) $4.9 million in higher interest costs due to higher average balances outstanding and higher rates; and g) $0.5 million in higher property operating costs, net of recoveries.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the nine months ended September 30, 2000 and 1999 (000's):
                                            Nine Months Ended
                                              September 30,

                                           2000           1999

Total revenues                         $   122,243    $   113,029
Add back operating covenant
amortization deducted in minimum rent        1,972          1,973
Net                                        124,215        115,002

Less recoverable costs and expense         (35,065)       (32,527)
Less non-recoverable costs and expense      (1,708)        (1,464)
Less property general and
administrative costs                        (1,811)        (1,651)
Less corporate general and
administrative costs                        (3,623)        (3,301)

Add back depreciation/amortization
in above expense lines and joint
venture depreciation                         1,457         1,306
Gain on outparcel land sales                   821           100

EBITDA, as reported                    $    84,286    $   77,465

For the nine months ended September 30, 2000, EBITDA was $84.3 million compared to $77.5 million in the first nine months of 1999, an increase of 8.8 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, preferred stock dividends and restructuring costs, which are not included in EBITDA.

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

  Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments on the outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $33 million respectively, of which $30 million and $31 million, respectively, had been incurred as of September 30, 2000. In addition to amounts incurred at September 30, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Company has secured through a bank lender a $26.8 million construction and three year permanent loan for the Washington Crown Center expansion and redevelopment; the loan bears interest at LIBOR plus 1.90%, and $23.9 million was borrowed and outstanding at September 30, 2000. The Valley Mall expansion has been largely financed under the line of credit with GECC, as described in Note 3 to the interim financial statements.

As further described in Note 3 to the Consolidated Financial Statements, in September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GE Capital Real Estate. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total availability under the line will be increased from the current limit of $150 million to $175 million contingent upon adding a sixth mall to the collateral base in the fourth quarter.

As of September 30, 2000 the scheduled principal payments on all debt are $2.7 million, $11.1 million, $40.2 million, $33.0 million, and $185.9 million for the three-month period ending December 31, 2000 and the years ending December 31, 2001 through 2004, respectively, and $449.9 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 1999, 1998, and 1997 were 2.06 to 1, 2.14 to 1, and 2.04 to 1, respectively.

As further described in Note 2 to the Consolidated Financial Statements, the minority interest balance has been reduced below zero and, consequently, is now shown as an asset of the Company, reflecting the legal obligation of the minority partner to fund this deficit through future cash flow support payments. This asset balance at September 30, 2000 has been limited to $3.1 million, the estimated amount of cash flow support to be received over the next twelve months. As the cash flow support amounts are received in the future, 100% of these amounts will be credited directly against the minority interest balance, as long as the minority interest balance remains as an asset. An additional amount of $1.3 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Operating Partnership in its share of losses for the third quarter.

Net loss applicable to common shareholders (after minority interest and preferred dividends) as reported herein differs slightly from amounts preliminarily reported in the Company's October 26, 2000 Press Release and Supplement. Final net loss applicable to common shares for the third quarter and nine months ended September 30, 2000 was $3.2 million and $7.1 million, respectively, as reflected in the Consolidated Financial Statements contained in this Form 10-Q. The difference from previously reported results relates solely to minority interest as used to determine net loss applicable to common shareholders for the quarter. Funds from Operation ("FFO") was not affected and is correct as reported.

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

On July 6, 1999, the Court granted the Company's motion to dismiss the third amended complaint in the Warden action in its entirety with prejudice. On August 5, 1999, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Third Circuit. On July 20, 1999, the Court granted in part and denied in part the Company's motion to dismiss the third amended complaint in the consolidated action. In its ruling, the Court dismissed the Company as a defendant and otherwise ruled consistent with its November 2, 1998, decision, dismissing all of the claims, except for the narrow set of allegations referenced above. On May 17, 2000, the individual defendants filed a motion for summary judgment in the consolidated action. This motion is awaiting decision. On July 12, 2000, the Court of Appeals affirmed in all respects the dismissal of the Warden action. On July 25, 2000, Plaintiffs in the Warden action filed a petition requesting a rehearing of their appeal. On August 24, 2000, the Court of Appeals denied Plaintiffs' petition and the Warden action has now been finally concluded in favor of the Company and its officers.

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

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None


Item 5:    Other Information

           None

Item 6:    Exhibits and Reports on Form 8-K

       On September 11, 2000, the Company furnished the Securities and Exchange Commission with a report on Form 8-K the text and commentary for a presentation made on September 11, 2000, at the Friedman Billings Ramsey Investor Conference in Washington, DC.

      The following exhibits are being filed as part of this Form 10-Q:

      Exhibit 10.10 (a) Fourth Amendment to Credit Agreement with General
                        Electric Capital Corporation, dated September 29, 2000

      Exhibit 10.20 Amended and Restated Exchange Agreement, dated as of August 29, 2000, among NBOC Bank, Crown American Realty Trust, Crown American Properties, L.P., Crown Investments Trust, and Crown American Investment Company

      Exhibit 10.21 Second Amended and Restated Registration Rights Agreement, dated as of August 29, 2000, by and between Crown American Realty Trust and NBOC Bank


SIGNATURES


      Pursuant  to the requirements of the Securities Exchange Act of 1934,  the
registrant  has  duly  caused this report to be signed on  its  behalf   by  the
undersigned thereunto duly authorized.



Date:      November 7, 2000             CROWN AMERICAN REALTY TRUST

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


Date:      November 7, 2000             CROWN AMERICAN REALTY TRUST

                                        /s/ Terry L. Stevens

                                           Terry L. Stevens
                                      Executive Vice President and
                                         Chief Financial Officer
                                (Authorized Officer of the Registrant
                                   and Principal Financial Officer)


Date:      November 7, 2000             CROWN AMERICAN REALTY TRUST

                                        /s/ John A. Washko

                                            John A. Washko
                                           Vice President and
                                         Chief Accounting Officer
                                (Authorized Officer of the Registrant
                                  and Principal Accounting Officer)


EXHIBIT 10.10 (a)

                      FOURTH AMENDMENT TO CREDIT AGREEMENT

          THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Fourth Amendment") is made as of September 29, 2000, among CROWN AMERICAN REALTY TRUST, a real estate investment trust organized and existing under the laws of the State of Maryland (in its capacity as a Borrower and as Guarantor) (the "REIT"), CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership Maryland (in its capacity as a Borrower and as Guarantor) (the "Operating Partnership"), and the following affiliates of the REIT and the Operating Partnership: CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES III, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES IV, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES V, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES VI, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES VII, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES VIII, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES IX, L.P., a Pennsylvania limited partnership, CROWN AMERICAN ACQUISITION ASSOCIATES X, L.P., a Pennsylvania limited partnership (the REIT, the Operating partnership and such affiliates being herein collectively called the "Borrowers"), and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("Lender").

                                   WITNESSETH:

          WHEREAS, Borrowers and Lender entered into that certain Credit Agreement dated as of November 17, 1997, as amended by that certain First
Amendment to Credit Agreement dated December 12, 1997, between Borrowers and Lender, as further amended by that certain Second Amendment to Credit Agreement dated May 13, 1998, between Borrowers and Lender, and as further amended and restated by the Amended and Restated Credit Agreement dated September 8, 1999 (as so amended and restated, the "Credit Agreement"), pursuant to which Lender agreed to lend and Borrowers agreed to borrow a revolving credit loan in the amount of up to One Hundred Fifty Million and No/100 Dollars ($150,000,000.00) (such revolving credit loan, as existing prior to the modifications effected by this Amendment, being herein sometimes called the "Existing Secured Credit Line"), all pursuant to and in accordance with the terms of the Credit Agreement (capitalized terms used herein and not defined herein to have the meanings set forth in the Credit Agreement);

          WHEREAS, the Borrowers and Lender are executing this Amendment (a) to reduce the interest rate on the Loan, and (b) to extend the termination date of the Loan to November 17, 2004, and (c) to make certain additional modifications and amendments, as further described herein; and

          WHEREAS, Borrowers and Lender wish to modify and amend the Credit Agreement to reflect the terms of the Fourth Modification Commitment (as hereinafter defined), to be effective as of the date of this Amendment.

          NOW, THEREFORE, in consideration of the mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrowers and Lender, intending to be legally bound, hereby agree as follows:

          1. The foregoing recitals are incorporated into this Amendment by this reference.

2.   The following definitions are hereby added to Section 1.1 of the Credit
Agreement:

               "Extension Fee" means the extension fee payable to the Lender for the Three Year Extension in the amount of $612,500, payable as provided in Section 2.5(d) of this Agreement.

               "Fourth Modification": collectively, the modifications and amendments to the Existing Secured Credit Line made pursuant to the Fourth Amendment to Credit Agreement dated the Fourth Modification Date between the Borrowers and the Lender, a copy of which is attached hereto.

               "Fourth  Modification Commitment":  Lender's commitment
          letter  dated  September  29,  2000  to  the  Borrowers   in
          connection with the Fourth Modification.

               "Fourth Modification Date":  September 29, 2000.

          3. The definition of "Applicable Margin" in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

               "Applicable Margin":  a rate per annum equal to 2.25%."

          4. The definition of "Lockout Period" in Section 1.1 of the Credit Agreement is hereby amended to read as follows (the amended portions thereof being underlined):

               "Lockout Period": the twenty-four (24) month period beginning on the Fourth Modification Date and ending on the second anniversary thereafter except as otherwise set forth in the Fourth Modification Commitment.

          5. The definition of "Termination Date" in Section 1.1 of the Credit Agreement is hereby modified and amended to read as follows (the amended portions thereof being underlined):

               "Termination Date":  November 17, 2004.

          6.   Section 2.5 (Servicing Fee, Commitment Fee, Extension Fee, Exit
Fee) of the Credit Agreement is hereby amended by adding the following new paragraph (d):

               (d) The Borrowers agree to pay to the Lender the Extension Fee on the Fourth Modification Date.

          7. In order for this Amendment to be effective, no later than the Fourth Modification Date:

          (a) the Lender shall be provided with an endorsement to each of the Lender's mortgagee title insurance policies previously issued in connection with the Loan to reflect the modification of the Loan by the Fourth Modification (provided, however, that Lender agrees to accept a commitment to issue such endorsement with respect to any Secured Line Property located in Pennsylvania, so long as (i) the endorsement shall be issued upon the earlier to occur of (A) the closing of the Comprehensive Fourth Modifi-cation (as defined in paragraph 14 below), (B) the termination of this Amendment pursuant to paragraph 14, or (C) the occurrence of an Event of Default, and (ii) the premium for such endorsement shall be payable by Borrowers);

          (b) the Borrowers shall have paid (A) the expense deposit payable pursuant to the Fourth Modification Commitment, (B) the Extension Fee required by paragraph 6 above, and (C) any third-party costs incurred by Lender in connection with the Fourth Modification and payable by Borrower pursuant to the Fourth Modification Commitment to the extent such costs exceed the expense deposit; and

          (c)  Lender shall have received legal
     opinions issued by counsel for each Borrower, opining as to the due authorization, execution, delivery, enforceability and validity of this Amendment.

          8. The Borrowers hereby reaffirm all of the representations and warranties set forth in the Loan Documents, and further represent and warrant that (a) the Borrowers are the sole legal and beneficial owners of the Secured Line Properties (except for the Shenango Valley Mall, as to which the respective Borrower is the lessee under the Ground Lease); (b) the execution and delivery of this Amendment do not contravene, resulting in a breach of, or constitute a default under, any deed of trust, loan agreement, indenture or other contract or agreement to which any Borrower is a party or by which any Borrower or any of its properties may be bound (nor would such execution and delivery constitute such a default with the passage of time or the giving of notice or both), and do not violate or contravene any law,
order,  decree,  rule,  regulation   or restriction  to  which  any Borrower or
any Secured Line Property is subject; (c) this Amendment constitutes the legal, valid and binding obligations of each Borrower enforceable in accordance with its terms; (d) the execution and delivery of, and per-formance under, this Amendment are within each Borrower's power and authority without the joinder or consent of any other party, have been duly authorized by all requisite action, and are not in contravention of any law, or of any Borrower's organizational documents or of any indenture, agreement or undertaking to which any Borrower is a party or by which it is bound;
(e)  there exists no default under the Note or any other Loan  Document;
(f) there are no offsets, claims or defenses with respect to the Obligations. Each Borrower further represents and warrants that, except as disclosed in writing to the Lender, there is no suit, judicial or administrative action, claim investigation, inquiry, proceeding or demand pending (or, to the Borrower's knowledge, threatened) against (i) the Borrower, or against any other person liable directly or indirectly for the Obligations, or (ii) which affects any Secured Line Property or any Borrower's title to any Secured Line Property, or (iii) which affects the validity, enforceability or priority of any of the Loan Documents. The Borrowers jointly and severally agree to indemnify and hold the Lender harmless against any loss, claim, damage, liability or expense
(including, without limitation, attorneys' fees) incurred as a result of any representation or warranty made by the Borrowers herein which proves to be untrue or inaccurate in any respect when made, and any such occurrence shall constitute a default under the Loan Documents.

          9. The Borrowers hereby renew the Obligations and jointly and severally promise to pay and perform all Obligations as modified by this Amendment. The Liens of the Security Documents are hereby ratified and con-firmed as valid, subsisting and continuing to secure the Obligations, as modified hereby. Nothing herein shall in any manner diminish, impair, waive or extinguish the Note, the Obligations or the Liens. The execution and delivery of this Amendment shall not constitute a novation of the debt evidenced by the Note and secured by the Loan Documents.

          10. The Borrower shall pay all reasonable costs and expenses actually incurred and reimburse the Lender for any and all expenditures of every character incurred or expended from time to time, regardless of whether a default shall have occurred, in connection with the Fourth Modification in accordance with the terms of the Fourth Modification Commitment (including, without limitation, all "GECC Expenses", as defined in the Fourth Modification Commitment). The REIT and the Operating Partnership acknowledge that they have dealt with L.J. Melody & Company in connection with the Secured Credit Line and agree that they are responsible for all fees and charges due, and/or to become due, to L.J. Melody & Company in connection with the Loan, other than the servicing fee to be paid by Lender to CB Servicing, Inc. pursuant to the Amended and Restated Sub-Servicing Agreement between Lender and CB Servicing, Inc. dated September 24, 1998, as amended September 8, 1999.

          11. Each Guarantor, by signature below as such, for a valuable consideration, the receipt and adequacy of which are hereby acknowledged, hereby consents to and joins in this Amendment and hereby declares to and agrees with the Lender that each Guaranty Agreement is and shall continue in full force and effect for the benefit of the Lender with respect to the Obligations, as amended by this Amendment, that there are no offsets, claims, counterclaims, crossclaims or defenses of the Guarantor with respect to such Guaranty Agreement nor, to the Guarantor's knowledge, with respect to the Obligations, that such Guaranty Agreement is not released, diminished or impaired in any way by this Amendment or the transactions contemplated hereby, and that each such Guaranty Agreement is hereby ratified and confirmed in all respects. The Guarantor hereby reaffirms all of the representations and warranties set forth in each Guaranty Agreement. Each Guarantor acknowledges that without this consent and reaffirmation, Lender would not execute this Amendment or otherwise consent to its terms.

          12.  Borrowers and Lender may issue press releases, advertisements and other promotional materials describing in general terms or in detail Lender's participation in the Loan provided that all references to Lender or the
Loan  in any   press  release,  advertisement  or  promotional  material  (not including references in any disclosure by Lender with respect to sale of any portion of the Loan, any participation or other interests therein, or the sale of any participations or other interest in any other portion of a loan originated by Lender to Borrowers or any affiliate thereof) must be approved in advance by the other party.

          13. Except as specifically amended by this Fourth Modification, all terms, covenants and provisions of the Credit Agreement shall remain in full force and effect as first written. In addition, it is intended that the Fourth Modification Commitment survive the execution and delivery of this Amendment. In the event of any conflict between the terms and provisions of this Amendment and the terms and provisions of the Credit Agreement or the Fourth Modification Commitment, the terms and provisions of this Amendment shall control. In all other respects, however, the terms and provisions of the Credit Agreement and the Fourth Modification Commitment shall survive the execution and delivery of this Amendment.

          14. It is intended that this Amendment be superseded no later than December 1, 2000 (or such later date as may be approved in writing by Lender) (the "Expiration Date") by a comprehensive amendment and restatement to the Credit Agreement (the "Comprehensive Fourth Modification"), incorporating all terms and provisions set forth in the Fourth Modification Commitment including the terms and provisions set forth in this Amendment. Accordingly, (a) Borrow-ers agree to cooperate with Lender to document, execute and deliver the Comprehensive Fourth Modification, and all other documentation required in connection therewith, including amendments to Security Documents, title updates and endorsements, and, if the Washington Crown Center property (as referenced in the Fourth Modification Commitment) is approved by Lender as an Additional Secured Line Property, all documentation necessary to add as a Borrower under the Credit Agreement and the other Loan Documents the entity that owns the Washington Crown Center Property, and to add such Washington Crown Center Property as an Additional Secured Line Property, no later than the Expiration Date (provided, however, that the addition of the Washington Crown Center property shall not be a condition to closing the Comprehensive Fourth Modifi-cation), and (b) this Amendment automatically will terminate without notice and without any action taken on the part of Lender or any other party, on the Expiration Date.

      In addition, Borrowers specifically acknowledge that the Lender may sell the Loan (or a portion thereof) in connection with a structured finance or may divide the Loan into senior and junior priorities and/or syndicate the Loan to one or more participating lenders (a "Structured Finance Transaction") simultaneously with or after the execution and delivery of the Comprehensive Fourth Modification. Borrowers acknowledge that the Comprehensive Fourth Modification shall contain such terms and provisions that are not inconsistent with the terms of the Fourth Modification Commitment as Lender may reasonably require to effectuate a Structured Finance Transaction, and agree to cooperate with the Lender in documenting the Fourth Comprehensive Modification (including such reasonable amendments to the other Loan Documents as may be necessary) to accommodate any such Structured Finance Transaction, and to cooperate with the Lender in effectuating any such Structured Finance Transaction, as provided in the Fourth Modification Commitment.

          15. This Fourth Modification may be executed by one or more of the parties hereto on any number of separate counterparts, each of which shall be an original and all of which taken together shall constitute one and the same instrument.

          16. This Fourth Modification shall inure to the benefit of and be binding upon the Borrowers and Lender, and their respective successors and assigns.

          17. (a) THIS AMENDMENT WAS NEGOTIATED IN THE STATE OF NEW YORK, AND MADE BY THE LENDER AND ACCEPTED BY THE BORROWERS IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THE NOTE DELIVERED PURSUANT HERETO WERE DISBURSED FROM THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECTS, INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REGARD TO PRINCIPLES OF CONFLICT LAWS) AND ANY APPLICABLE LAW OF THE UNITED STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION, AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT HERETO AND PURSUANT TO THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAW OF THE STATE IN WHICH THE APPLICABLE SECURED LINE PROPERTY IS LOCATED, IT BEING UNDERSTOOD THAT, TO THE FULLEST EXTENT PERMITTED BY THE LAW OF SUCH STATE, THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE CONSTRUCTION, VALIDITY AND ENFORCEABILITY OF ALL LOAN DOCUMENTS AND ALL OF THE OBLIGATIONS ARISING HEREUNDER OR THEREUNDER. TO THE FULLEST EXTENT PERMITTED BY LAW, BORROWER HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS AMENDMENT AND THE NOTE, AND THIS AMENDMENT AND THE NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK PURSUANT TO
SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW.

          (b) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST THE LENDER OR THE BORROWERS ARISING OUT OF OR RELATING TO THIS AMENDMENT MAY AT THE LENDER'S OPTION BE INSTITUTED IN ANY FEDERAL OR STATE COURT IN THE CITY OF NEW YORK,
COUNTY OF NEW YORK PURSUANT TO SECTION 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND THE BORROWERS WAIVE ANY OBJECTIONS WHICH THEY MAY NOW OR HEREAFTER HAVE BASED ON VENUE AND/OR FORUM NON CONVENIENS OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND THE BORROWERS HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING. THE BORROWERS DO HEREBY DESIGNATE AND APPOINT CT CORPORATION SYSTEM, HAVING AN ADDRESS AT 1633 BROADWAY, NEW YORK, NEW YORK 10019, AS THEIR AUTHORIZED AGENT TO ACCEPT AND ACKNOWLEDGE ON ITS BEHALF SERVICE OF ANY AND ALL PROCESS WHICH MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, AND AGREE THAT SERVICE OF PROCESS UPON SAID AGENT AT SAID ADDRESS AND WRITTEN NOTICE OF SAID SERVICE MAILED OR DELIVERED TO THE BORROWERS IN THE MANNER PROVIDED HEREIN SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE BORROWERS, IN ANY SUCH SUIT, ACTION OR PROCEEDING IN THE STATE OF NEW YORK. THE BORROWERS (I) SHALL GIVE PROMPT NOTICE TO THE LENDER OF ANY CHANGED ADDRESS OF ITS AUTHORIZED AGENT HEREUNDER, (II) MAY AT ANY TIME AND FROM TIME TO TIME DESIGNATE A SUBSTITUTE AUTHORIZED AGENT WITH AN OFFICE IN NEW YORK, NEW YORK (WHICH SUBSTITUTE AGENT AND OFFICE SHALL BE DESIGNATED AS THE PERSON AND ADDRESS FOR SERVICE OF PROCESS), AND (III) SHALL PROMPTLY DESIGNATE SUCH A SUBSTITUTE IF ITS AUTHORIZED AGENT CEASES TO HAVE AN OFFICE IN NEW YORK, NEW YORK OR IS DISSOLVED WITHOUT LEAVING A SUCCESSOR.

          18.  Each Borrower hereby acknowledges that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Amendment and the Fourth Modification Commitment;

          (b) the Lender has no fiduciary relationship with or duty to the Borrowers arising out of or in connection with this Amendment or any of the other Loan Documents, and the relationship between the Borrowers and the Lender, in connection herewith or therewith is solely that of debtor and creditor; and

          (c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Borrowers and the Lender.

          19. THE BORROWERS AND THE LENDER HEREBY IRREVOCABLY AND UNCONDITION-ALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AMENDMENT OR ANY OTHER LOAN DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY THE BORROWERS AND THE LENDER, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHER-WISE ACCRUE. THE BORROWERS AND THE LENDER ARE EACH HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY THE OTHER PARTY.

          20. This Fourth Modification may not be modified, amended, waived, changed or terminated orally, but only by an agreement in writing signed by the party against whom the enforcement of the modification, amendment, waiver, change or termination is sought.

                         [NO FURTHER TEXT ON THIS PAGE]

          IN WITNESS WHEREOF, Borrowers and Lender have executed this Fourth Modification as of the date first above written.


                              CROWN AMERICAN REALTY TRUST, a Maryland real
                                estate investment trust, in its capacity as Borrower and as Guarantor


                              By:  /s/ Terry L. Stevens
                                 Name:     Terry L. Stevens
                                 Title:    Exec. Vice President & CFO


                              CROWN AMERICAN PROPERTIES, L.P., a Delaware
                                limited partnership, in its capacity as
                                Borrower and as Guarantor

                              By: Crown American Realty Trust, a Maryland real estate investment trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO

                 (signature page to Fourth Amendment continued)


                              CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates I, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates II, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES III, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates III, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO

                 (signature page to Fourth Amendment continued)


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES IV, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates IV, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES V, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates V, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO

                 (signature page to Fourth Amendment continued)


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES VI, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates VI, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES VII, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates VII, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO

                 (signature page to Fourth Amendment continued)


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES VIII, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates VIII, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES IX, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates IX, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO

                 (signature page to Fourth Amendment continued)


                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES X, L.P., a Pennsylvania limited partnership

                              By: Crown American Acquisition Associates X, a Delaware business trust, its sole general partner


                                 By:  /s/ Terry L. Stevens
                                    Name:  Terry L. Stevens
                                    Title: Exec. Vice President & CFO


                              GENERAL ELECTRIC CAPITAL
                              CORPORATION, a New York corporation


                              By:  /s/ Anthony Juliano
                                 Name:  Anthony Juliano
                                 Title: Vice President



EXHIBIT 10.20

                     AMENDED AND RESTATED EXCHANGE AGREEMENT

          This Amended and Restated Exchange Agreement (this "Agreement") is entered into as of August 29, 2000, among NBOC Bank, a division of First Commonwealth Bank, successor in interest to National Bank of the Commonwealth, in its capacity as Lender pursuant to the Credit Agreement referred to herein (the "Lender"), Crown American Realty Trust, a Maryland real estate investment trust (the "REIT"), Crown American Properties, L.P., a Delaware limited partnership (the "Partnership"), Crown Investments Trust, a Delaware business trust ("Borrower" or "CIT") and Crown American Investment Company, a Delaware corporation ("CAIC").

                              W I T N E S S E T H:

          WHEREAS, CIT and the Lender have entered into a Revolving Credit Agreement dated as of March 10, 1995 (the "Revolving Credit Agreement"), as amended from time to time thereafter, and concurrently herewith are entering into a Fourth Amendment to Revolving Credit Agreement (the "Fourth Amendment"; such Revolving Credit Agreement, as previously amended and as further amended by such Fourth Amendment, being referred to herein as the "Credit Agreement");

          WHEREAS, the obligations of CIT to the Lender under the Credit Agreement are secured pursuant to that certain First Amendment to Assignment and Security Agreement dated as of even date herewith (such First Amendment to Assignment and Security Agreement, as previously amended, being referred to herein as the "Security Agreement") whereby CAIC has pledged to NBOC 432,398 partnership units in Crown American Properties, L.P., a Delaware limited partnership (the "Partnership Units"), which represents a reduction of 942,449 Partnership Units from the 1,374,847 pledged in connection with the third amendment to the Revolving Credit Agreement; and

          WHEREAS, it is a condition precedent to the Lender's willingness to enter into the Fourth Amendment that the Lender has the right after an Exchange Event (as defined in Section 2(g) below), to exchange the Partnership Units for shares of beneficial interest in the REIT ("REIT Shares") so long as such exchange (together with all other REIT Shares then pledged to the Lender to secure the obligations of the Borrower under the Credit Agreement, including the 2,850,671 shares cumulatively pledged pursuant to the terms of that certain Security and Pledge Agreement dated as of March 10, 1995, as amended) does not cause the REIT to be "closely held" within the meaning of Section 856(h) of the Internal Revenue Code of 1986, as amended (the "REIT Regulation") and subject to the other restrictions described below.

          NOW, THEREFORE, in consideration of the foregoing and the respective covenants and agreements set forth in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows.

          1. Incorporation of Recitals. The foregoing recitals are incorporated by this reference as if fully set forth herein.

          2. Exchange of Units. Following the occurrence of an Exchange Event (as defined below), the Lender shall have the right in its sole and absolute discretion, on such number of occasions as it shall elect, to exchange the Partnership Units (or any portion thereof) for REIT Shares on the following terms:

         (a) The Lender shall initiate each such exchange by delivering to the REIT with a copy to the Borrower a written notice (i) stating that an Exchange Event has occurred, (ii) requesting that the REIT issue and deliver to the Lender or its designee REIT Shares in the denominations designated by the Lender in exchange for a specified number of Partnership Units (the "Tendered Units"); and (iii) specifying the name in which such REIT Shares shall be registered as specified by the Lender in its sole and absolute discretion (the "Exchange Notice").

          (b) On the applicable Exchange Date (as defined below), the REIT shall deliver to the Lender a number of REIT Shares (and any associated rights) equal to the product obtained by multiplying the number of Tendered Units by the Conversion Factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of August 17, 1993, as modified, supplemented or amended from time to time (the "Partnership Agreement")), which REIT Shares shall be in the denominations and registered in the name specified in the Exchange Notice; provided, however, that the REIT shall not deliver REIT Shares to the Lender in exchange for Partnership Units pursuant to this Exchange Agreement on any particular date to the extent that such exchange and delivery would result in a violation of the REIT Regulation.

          (c) Upon the REIT's issuance and the Lender's receipt of REIT Shares (and any associated rights) in exchange for the Tendered Units in accordance with this Agreement, the REIT shall be deemed for all purposes to be the owner of the Tendered Units and shall cause the Partnership's books to be adjusted to reflect such change in ownership.

          (d) The obligation of the REIT to issue REIT Shares in exchange for the Tendered Units in accordance with the terms hereof shall be absolute and unconditional and shall not be subject to any defense by reason of the actual or alleged invalidity, illegality or unenforceability of the Exchange Notice, the Credit Agreement, the Security Agreement, or any of the other documents evidencing, securing or otherwise pertaining to the Credit Agreement, the actual or alleged nonoccurrence of an Exchange Event, or otherwise. The Borrower irrevocably agrees and acknowledges that the delivery of an Exchange Notice shall be conclusive evidence that an Exchange Event has occurred for purposes of this Agreement, and the Borrower waives all claims, damages, costs, losses, demands or actions against the Lender arising out or as a result of a declaration by the Lender that an Exchange Event has occurred or the exchange of Partnership Units for REIT Shares pursuant to the terms hereof, other than any such claim, damage, cost, loss, demand or action resulting from any such declaration or exchange made by the Lender in bad faith.

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

          (f) Notwithstanding anything to the contrary herein, the Lender covenants and agrees that any violation or attempted violation of the REIT Regulation by the Lender or its designee will result, to the extent necessary, in the exchange of REIT Shares held by the Lender for Excess Shares (as defined in the Second Amended and Restated Declaration of Trust of the REIT, dated August 6, 1993 (the "Trust Declaration")) in accordance with Section 6.6 of the Trust Declaration.

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

          3. Not a Redemption. Any exchange of Partnership Units for REIT Shares pursuant to this Agreement will not constitute a redemption of Partnership Units by the Partnership under Section 11.1 or any other provision of the Partnership Agreement. Accordingly, the parties agree that nothing in the Partnership Agreement, including, without limitation, the provisions of Section
11.1 thereof, shall impose a time limitation upon the exercise of the Lender's right of exchange under Section 2 of this Agreement.

          4. Foreclosure on Units. If the Lender shall fail to receive REIT Shares in exchange for Partnership Units in accordance with this Agreement for any reason whatsoever, the Lender may foreclose or otherwise realize upon such Tendered Units in accordance with the terms of the Security Agreement and exercise any and all other rights and remedies with respect to such Tendered Units as the Lender may have under such Security Agreement in its sole and absolute discretion, and in connection therewith any purchaser or transferee of all or any portion of the Tendered Units (including, without limitation, the Lender) shall have the right, at its election, to become either an assignee of the Initial Limited Partner or a Limited Partner (as such terms are defined in the Partnership Agreement) with respect to such Tendered Units.

          5. Obligations of the REIT. The REIT shall be entitled and obligated to rely without inquiry on the written statement of the Lender that an Exchange Event has occurred. The only obligations of the REIT under this Agreement shall be to register and deliver REIT Shares (and any associated rights) in exchange for Tendered Units in accordance with the terms of Section 2 hereof. The REIT acknowledges and agrees that it waives any right of setoff that it may have in respect of the REIT Shares to be issued and delivered pursuant to this Agreement.

          6. Notices. All notices, approvals, demands, requests, consents and other communications provided for hereunder shall be in writing, shall refer to this Agreement, and shall be delivered by hand or by facsimile transmission or sent by registered or certified mail, return receipt requested, or by overnight courier service to the recipient at the address set forth below:

     If to the REIT:

          Crown American Realty Trust
          Pasquerilla Plaza
          Johnstown, Pennsylvania 15907
          Attention: Mr. Mark E. Pasquerilla, CEO and President
          Telephone: (814) 535-9328
          Facsimile: (814) 535-9486


     If to the Borrower:

          Crown Investments Trust
          Pasquerilla Plaza
          Johnstown, Pennsylvania 15907
          Attention: Mr. Mark E. Pasquerilla,
          President
          Telephone: (814) 535-9328
          Facsimile:(814) 535-9486

     with a copy to:

          Reed Smith Shaw & McClay
          Mellon Square
          435 Sixth Avenue
          Pittsburgh, Pennsylvania 15219
          Attention: Patrick Sweeney, Esq.
          Telephone: (412) 288-7276
          Facsimile: (412) 288-3063

     If to the Lender:

          NBOC Bank
          Philadelphia and Sixth Streets
          Indiana, Pennsylvania 15701
          Attention: Mr. Joseph E. Dell, Jr.
          Telephone:  (724) 463-5604
          Facsimile:  (724) 465-5702

     with a copy to:

          Tucker, Arensberg, P.C.
          1500 One PPG Plaza
          Pittsburgh, PA 15222
          Attention: Linda Acheson, Esq.
          Telephone: (412) 566-1212
          Facsimile: (412) 594-5619

or, at such other address or facsimile number as shall be designated by a party in a written notice to the other party. All such notices and other communications shall be deemed given and effective: (a) when sent by mail, on the second Business Day after the date deposited in the United States mail, (b) when sent by overnight courier, on the next Business Day after delivery to the courier service, and (c) when delivered by hand or transmitted by facsimile, on the date of delivery or transmission, as the case may be.

          7. Severability. If any provision of this Agreement is held invalid, such invalidity will not affect any other provision of this Agreement that can be given effect without the invalid provision, and to this end, the provisions of this Agreement are severable.

          8. Assignment. Neither the REIT, the Borrower nor CAIC may assign any of their rights or obligations hereunder. The Lender, Borrower and CAIC may assign their respective rights and obligations hereunder to the extent permitted pursuant to the Credit Agreement. This Agreement is binding upon and shall inure to the benefit of each of the parties hereto and its respective successors and permitted assigns.

          9. Amendment. This Agreement may be modified only by a written instrument duly executed by all the parties hereto, and compliance with any provision or condition contained in this Agreement, or the obtaining of any consent provided for in this Agreement, may be waived only by written instrument duly executed by the party to be bound by such waiver.

          10. Governing Law. The rights of the parties arising under this Agreement shall be construed and enforced under the laws of the Commonwealth of Pennsylvania.

          11. Captions. The captions in this Agreement are for convenience only, do not form a part of it, and do not in any way modify, interpret or construe the intentions of the parties to it.

         12. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

          13. Specific Performance. The REIT recognizes and agrees that the Lender's remedy at law for any breach by the REIT of any of the provisions of this Agreement would be inadequate and that the Lender would be irreparably injured by any such breach, and the REIT agrees to the fullest extent permitted by law that for breach or threatened breach of any of such provisions, the Lender shall, in addition to such other remedies as may be available to it at law or in equity or as provided in this Agreement, be entitled (without posting a bond) to injunctive relief (preliminary, mandatory, temporary and permanent) and to enforce its rights by an action for specific performance. The REIT agrees to and hereby does waive the defense in any action for specific performance that a remedy at law would be inadequate.

          IN WITNESS WHEREOF, each of the undersigned has executed, or caused its duly authorized representative to execute, this Agreement as of the date set forth in the first paragraph of this Agreement.

                                  NBOC BANK, a division of
                                  First Commonwealth Bank

                                  By:     /s/Jeffrey W. Alabran

                                  Title:  Vice President



                                  CROWN AMERICAN REALTY TRUST

                                  By:     /s/Ronald P. Rusinak

                                  Title:  Vice President



                                  CROWN AMERICAN PROPERTIES, L.P.

                                  By:  Its General Partner,
                                       CROWN AMERICAN REALTY TRUST

                                  By:     /s/Ronald P. Rusinak

                                  Title:  Vice President



                                  CROWN INVESTMENTS TRUST

                                  By:     /s/Ronald J. Hamilton

                                  Title:  Vice President



                                  CROWN AMERICAN INVESTMENT COMPANY

                                  By:     /s/Ronald J. Hamilton

                                  Title:  Vice President



EXHIBIT 10.21

            SECOND AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT


     THIS SECOND AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT is made as of the 29th day of August, 2000 (this "Agreement"), by and between CROWN AMERICAN REALTY TRUST, a Maryland real estate investment trust (the "Company"), and NBOC BANK, a division of First Commonwealth Bank, successor in interest to National Bank of the Commonwealth (the "Bank").


                              W I T N E S S E T H:

          WHEREAS, Crown Investments Trust, a Delaware business trust ("CIT"), and the Bank have entered into a Revolving Credit Agreement, dated as of March 10, 1995 (the "Revolving Credit Agreement"), as amended from time to time thereafter, and concurrently herewith are entering into a Fourth Amendment to Revolving Credit Agreement (such Revolving Credit Agreement, as previously amended and as further amended by such Fourth Amendment, being referred to herein as the "Credit Agreement");

          WHEREAS, the obligations of CIT to the Bank under the Credit Agreement are secured by the pledge of 1,450,000 Common Shares of Beneficial Interest of the Company pursuant to that certain Security and Pledge Agreement dated as of March 10, 1995, as amended from time to time thereafter (as so amended, the "Original Pledge Agreement");

          WHEREAS, in exchange for increasing the maximum amount payable under the Credit Agreement and in order to further secure the obligations of CIT to Bank under the Credit Agreement, CIT has agreed to pledge to Bank an additional 1,400,671 Common Shares of Beneficial Interest of the Company, bringing the total so pledged to 2,850,671 ("Shares");

          WHEREAS, as further security for the obligations of CIT under the Credit Agreement and increasing the maximum amount available under the Credit Agreement, Crown American Investment Company, a Delaware corporation ("CAIC"), has agreed to pledge to the Bank 432,398 common partnership units (the "Partnership Units") of Crown American Properties, L.P., a Delaware limited partnership ("CAP"), which represents a reduction of 942,449 Partnership Units from the 1,374,847 pledged in connection with the third amendment to the Revolving Credit Agreement;

          WHEREAS, concurrently herewith, CIT, CAIC, and the Bank are entering into a Fourth Amendment to Security and Pledge Agreement (the Original Pledge Agreement, as amended by such Fourth Amendment, being referred to herein as the "Pledge Agreement"); and

          WHEREAS, the Company, CAP, CIT, CAIC, and the Bank are entering into an Amended and Restated Exchange Agreement dated as of the date hereof (the "Exchange Agreement") pursuant to which the Company has agreed, on the terms and conditions set forth therein, to exchange the Partnership Units for additional Common Shares of Beneficial Interest.

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

          "Registration Expenses" means all expenses incident to the Company's performance of or compliance with the registration requirements set forth in this Agreement but shall not include underwriting discounts or commissions attributable to Eligible Shares, transfer taxes applicable to Eligible Shares or fees and expenses of counsel to the Bank.

          "SEC" means the Securities and Exchange Commission.

          "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, all as the same shall be in effect at the relevant time.

          "Pledge Agreement" has the meaning set forth in the recitals to this Agreement.

          2.  Registration Rights.

          2.01 Demand Registration Rights. At any time after the occurrence and continuance of an Event of Default beyond any applicable grace period provided therefor, the Bank shall have the right, on one occasion chosen by the Bank in its discretion, to require the Company to register all, but not less than all, of the Eligible Shares held by it (the "Demand Registration Right"). As promptly as practicable, and in no event later than 60 days after the Company receives a Demand Registration Request (as defined herein) from the Bank, the Company shall file and use its reasonable best efforts to cause to be declared effective a registration statement with the SEC providing for the registration of all Shares which the Bank has directed in the Demand Registration Request. A "Demand Registration Request" means a written notice from the Bank directing the Company to register the Bank's Eligible Shares pursuant to this Section 2.01 and specifying the intended method or methods of disposition of such Eligible Shares.

          2.02 Payment of Registration Expenses. With respect to any registration directed pursuant to this Agreement, the Company shall pay all Registration Expenses.

          3.  Registration Procedures.

          3.01 Registration and Qualification. In connection with the Company's obligations with respect to the registration of Eligible Shares pursuant to this Agreement and in accordance with the intended method or methods of distribution thereof, the Company shall, as soon as reasonably practicable (and, in any event, subject to the terms of this Agreement, at or before the time required by applicable laws and regulations) take such action as may reasonably and customarily be required in order to effect the registration and sale of the Eligible Shares under the Securities Act, including:

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

          (b) prepare and file with the SEC such amendments and post-effective amendments to such registration statement and supplements to the related prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all Eligible Shares until the earlier of such time as all of such Eligible Shares have been disposed of in accordance with the intended methods of disposition by the Bank set forth in such registration statement or the expiration of 90 days after such registration statement becomes effective;

          (c) notify the Bank, the sales or placement agent or agents, if any, for the Eligible Shares and the managing underwriter or underwriters, if any, thereof, after becoming aware thereof, (i) when any registration statement or a prospectus included therein or any prospectus amendment or supplement or post-effective amendment has been filed, and, with respect to the registration statement or any post-effective amendment, when the same has become effective,
(ii) of any request by the SEC for amendments or supplements to the registration statement or related prospectus or for additional information, (iii) of the issuance by the SEC of any stop order suspending the effectiveness of any registration statement or the initiation of any proceedings for that purpose,
(iv) of the receipt by the Company of any notification with respect to the suspension of the qualification of the Eligible Shares for sale in any jurisdiction or the initiation of any proceeding for such purpose, or (v) the happening of any event which makes any statement in the relevant registration statement or any post-effective amendment thereto, prospectus or any amendment or supplement thereto, or any document incorporated therein by reference untrue in any material respect or which requires the making of any changes in such registration statement or post-effective amendment thereto or prospectus or amendment or supplement thereto so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein (in the case of any prospectus, in the light of the circumstances under which they were made) not misleading;

          (d) register or qualify all Eligible Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as the Bank or any underwriter of such Eligible Shares shall reasonably request, and do any and all other acts and things which may be reasonably requested by the Bank or any underwriter to consummate the disposition of the Eligible Shares in such jurisdictions covered by such registration statement; provided, however, the Company shall not be required to
(i) qualify generally to do business in any jurisdiction wherein it is not so qualified, (ii) subject itself to taxation in any jurisdiction where it is not then subject to taxation, (iii) consent to general service of process in any jurisdiction where it is not then subject to service of process, provided that the Company shall execute consents to service of process in the forms customarily requested in connection with registration or qualification of securities under state securities or blue sky laws, or (iv) make any changes to its declaration of trust or bylaws or enter into any undertakings with respect to its corporate affairs other than undertakings customarily given in connection with qualifications of securities for sale which do not restrict the conduct of its business;

          (e) use its best efforts to list the Eligible Shares on each national securities exchange on which the Company's Common Shares of Beneficial Interest are then listed, if the listing of such securities is then permitted under the rules of such exchange;

          (f) upon written notice from the Bank that it intends to offer and sell the Eligible Shares, enter into such agreements (including, if the offering is an underwritten offering, an underwriting agreement) as are customary in transactions of that type and take such other actions that are reasonably required in connection therewith in order to expedite or facilitate the disposition of such Eligible Shares; and

          (g) comply with all applicable rules and regulations of the SEC.

          3.02 Information Provided to Company by Bank. The Bank shall furnish to the Company in writing such information regarding the Bank and its intended method of distribution of the Eligible Shares as the Company may from time to time reasonably request in writing, but only to the extent that such information is required in order for the Company to comply with its obligations under all applicable securities and other laws and to ensure that the prospectus relating to such Eligible Shares conforms to the applicable requirements of the Securities Act and the rules and regulations thereunder. The Bank shall notify the Company as promptly as practicable of any inaccuracy or change in information previously furnished by the Bank to the Company or of the occurrence of any event, in either case as a result of which any prospectus relating to the Eligible Shares contains or would contain an untrue statement of a material fact regarding the Bank or its intended method of distribution of such Eligible Shares or omits to state any material fact regarding the Bank or its intended method of distribution of such Eligible Shares required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and promptly furnish to the Company any additional information required to correct and update any previously furnished information or required so that such prospectus shall not contain, with respect to the Bank or the distribution of the Eligible Shares, an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

          4.  Indemnification and Contribution.

          4.01 Indemnification by the Company. The Company shall, and it hereby agrees to, indemnify and hold harmless the Bank, and each person who participates as a placement or sales agent or as an underwriter in any offering or sale of the Eligible Shares, against any losses, claims, damages or liabilities to which the Bank or such agent or underwriter may become subject, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in any registration statement under which such Eligible Shares were registered under the Securities Act, or any preliminary or final prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or arise out of or are based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company shall, and it hereby agrees to, reimburse the Bank or any such agent or underwriter for any legal or other direct, out-of-pocket expenses reasonably incurred by them in connection with investigating or defending any such action, proceeding or claim; provided, however, that the Company shall not be liable to any such person in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of, or is based upon, an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, or preliminary or final prospectus, or amendment or supplement thereto, in reliance upon and in conformity with written information furnished to the Company by the Bank or any agent, underwriter or representative of the Bank expressly for use therein, or by the Bank's failure to furnish the Company, upon request, with the information with respect to the Bank, or any agent, underwriter or representative of the Bank, or the Bank's intended method of distribution, that is the subject of the untrue statement or omission or if the Company shall sustain the burden of proving that the Bank or such agent or underwriter sold securities to the person alleging such loss, claim, damage or liability without sending or giving, at or prior to the written confirmation of such sale, a copy of the applicable prospectus (excluding any documents incorporated by reference therein) or of the applicable prospectus, as then amended or supplemented (excluding any documents incorporated by reference therein) if the Company had previously furnished copies thereof to the Bank or such agent or underwriter, and such prospectus corrected such true statement or alleged untrue statement or omission or alleged omission made in such registration statement.

          4.02 Indemnification by the Bank. The Bank, by virtue of exercising its registration rights under this Agreement, agrees and undertakes to enter into, at the request of the Company, the customary indemnification arrangement to indemnify and hold harmless (in the same manner and to the same extent as set forth in Section 4.01), the Company, each director of the Company, each officer of the Company who shall sign such registration statement, each Person who participates as an underwriter in the offering or sale of such Securities, each Person if any, who controls the Company or any such underwriter within the meaning of the securities Act, with respect to any statement in or omission from such registration statement, any preliminary prospectus or final prospectus included therein, or any amendment or supplement thereto, but only to the extent that such statement or omission was made in reliance upon and in conformity with written information furnished by the Bank to the Company expressly for use in the registration statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling Person and shall survive the transfer of the registered securities by the Bank and the expiration of this Agreement.

          4.03 Additional Indemnification by Company and Bank. Indemnification and contribution similar to that specified in Sections 4.01 and 4.02 (with appropriate modifications) shall be given by the Company and the Bank with respect to any required registration or other qualification of such Eligible Shares under any federal or state law or regulation of governmental authority other than the Securities Act.

          4.04 Notice of Claims. Promptly after receipt by an indemnified party under Sections 4.01, 4.02 or 4.03 of written notice of the commencement of any action or proceeding, such indemnified party shall, without regard to whether a claim in respect thereof is to be made against an indemnifying party pursuant to the indemnification provisions of, or as contemplated by this Paragraph 4, notify such indemnifying party in writing of the commencement of such action or proceeding; but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party in respect of such action or proceeding on account of the indemnification provisions of or contemplated by Sections 4.01, 4.02 or 4.03 unless the indemnifying party was prejudiced by such failure of the indemnified party to give such notice, and in no event shall such omission relieve the indemnifying party from any other liability it may have to such indemnified party. In case any such action or proceeding shall be brought against any indemnified party and it shall notify an indemnifying party of the commencement thereof, such indemnifying party shall be entitled to participate therein and, to the extent that it shall determine, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, such indemnifying party shall not be liable to such indemnified party for any legal or any other expenses, in each case subsequently incurred by such indemnified party, in connection with the defense thereof other than reasonable costs of investigation (unless such indemnified party reasonably objects to such assumption on the grounds that there may be defenses to it which are different from or in addition to such indemnifying party in which event the indemnified party shall be reimbursed by the indemnifying party for the expenses incurred in connection with retaining one and only one separate counsel). If the indemnifying party is not entitled to, or elects not to, assume the defense of a claim, it will not be obligated to pay the fees and expenses of more than one counsel for each indemnified party with respect to such claim. The indemnifying party will not be subject to any liability for any settlement made without its consent, which consent shall not be unreasonably withheld. No indemnifying party will consent to entry of any judgment or enter into any settlement agreement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect of such claim or litigation.

          4.05 Contribution. Each party hereto agrees that if, for any reason, the indemnification provisions contemplated by Sections 4.01, 4.02 or 4.03 hereof are unavailable or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) in such proportion as is appropriate to reflect the relative fault of, and benefits derived by, the indemnifying party and the indemnified party, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by such indemnifying party or by such indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The relative benefit derived by the parties shall be determined by reference to the fact that the Company entered into this Agreement to induce the Bank to engage in the transaction in which the Eligible Shares were acquired. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 4.05 were determined (i) by pro rata allocation (even if the Bank or any agents for, or underwriters of, the Eligible Shares, or all of them, were treated as one entity for such purpose); or (ii) by giving any weight to the fact that the Company did not receive any of the proceeds of the sale of the Eligible Shares; or (iii) by any other method of allocation which does not take account of the equitable considerations referred to in this section 4.05. The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to above shall be deemed to include (subject to the limitation set forth in Section 4.04) any legal or other fees or expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action, proceeding or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

          4.06 Scope of Indemnification. The obligations of the Company under this Paragraph 4 shall be in addition to any liability that it may otherwise have and shall extend, upon the same terms and conditions, to each officer, director and partner of the Bank and each agent and underwriter of the Eligible Shares and each person, if any, who controls the Bank and any such agent or underwriter within the meaning of the Securities Act; and the obligations of the Bank and any agents or underwriters contemplated by this Paragraph 4 shall be in addition to any liability that the Bank or its respective agent or underwriter may otherwise have and shall extend, upon the same terms and conditions, to each officer and director of the Company (including any person who, with his consent, is named in any registration statement as about to become a director of the Company) and to each person, if any, who controls the Company within the meaning of the Securities Act.

          5. Selection of Underwriters. If any of the Eligible Shares are to be sold pursuant to an underwritten offering, the investment banker or bankers and the managing underwriter or underwriters thereof shall be selected by the Company.

          6.  Miscellaneous.

          6.01 Remedies. In the event of a breach by the Company of its obligations under this Agreement, the Bank, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach of any of the provisions of this Agreement and hereby agrees to and hereby does waive the defense in any action for specific performance that a remedy at law would be adequate.

          6.02 Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal, or unenforceable in any respect or for any reason, the validity, legality and unenforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be in any way impaired thereby, it being intended that all of the rights and privileges of the Bank shall be enforceable to the fullest extent permitted by law.

          6.03 Attorneys' Fees. In any action or proceeding brought to enforce any provision of this Agreement, or where any provision hereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees in addition to any other available remedy.

          6.04 Notices. All notices, requests, claims, demands, waivers and other communications hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand, if delivered personally or by courier, or three days after being deposited in the mail (registered or certified mail, postage prepaid, return receipt requested) as follows: if to the Company, to Crown American Realty Trust, Pasquerilla Plaza, Johnstown, Pennsylvania 15907, attention: Mark E. Pasquerilla, fax number (814) 535-9486, and if to the Bank, to NBOC Bank, Philadelphia & Sixth Streets, Indiana, Pennsylvania 15701,
Attention: Mr. Joseph E. Dell, Jr., or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

          6.05 Parties in Interest. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the respective successors and permitted assigns of the parties hereto; provided that neither the Company nor Bank may assign its rights or obligations hereunder to any other person or entity without the prior written consent of the other party.

          6.06 Survival. The respective indemnities, agreements, representations, warranties and each other provision set forth in this Agreement or made pursuant hereto shall remain in full force and effect regardless of any investigation (or statement as to the results thereof) made by or on behalf of the Bank, any director or officer of the Bank, any agent or underwriter, or any director, officer or partner thereof, or any controlling person of any of the foregoing.

          6.07 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

          6.08 Headings. The descriptive headings of the several sections and paragraphs of this Agreement are inserted for convenience only, do not constitute a part of this Agreement and shall not affect in any way the meaning or interpretation of this Agreement.

          6.09 Entire Agreement: Amendments. This Agreement and the other writings referred to herein or delivered pursuant hereto which form a part hereof contain the entire understanding of the parties with respect to its subject matter. This Agreement supersedes all prior agreements and understandings between the parties with respect to its subject matter. This Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a written instrument duly executed by the Company and the Bank, which shall be binding on all parties.

          6.10 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


         IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first written above.

                             CROWN AMERICAN REALTY TRUST

                             By:     /s/Ronald P. Rusinak
                             Title:  Vice President



                             NBOC BANK, a division of First
                             Commonwealth Bank

                             By:     /s/Jeffrey W. Alabran
                             Title:  Vice President