Form 10-K
period 2000-12-31
CROWN AMERICAN REALTY TRUST
filed 2001-02-26
CIK 905134

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2000

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

           As of February 20, 2001, 26,207,919 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding. The registrant estimates that as of February 20, 2001 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $157.3 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 25, 2001, are incorporated by reference into
Part III of this Form 10-K.

Exhibit Index on pages 52 to 53


                                TABLE OF CONTENTS



Item No.                                                 Page No.
                                     PART I

1.   Business                                              1
2.   Properties                                            6
3.   Legal Proceedings                                    12
4.   Submission of Matters to a Vote of Security Holders  13
     Executive Officers of the Company                    13

                                     PART II

 5.  Market for Registrant's Common Shares of Beneficial
       Interest and Related Shareholder Matters           15
 6.  Selected Financial Data                              15
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                18
 7 (a).Quantitative and Qualitative Disclosures about
       Market Risk                                        27
 8.  Financial Statements and Supplementary Data          28
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                51

                                    PART III

10.  Directors and Executive Officers of the Registrant   51
11.  Executive Compensation                               51
12.  Security Ownership of Certain Beneficial Owners and
       Management                                         51
13.  Certain Relationships and Related Transactions       51

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                        51
     Signatures                                           54


                                     PART I

Item 1.   Business.

(a)       General Development of Business

          Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates was formed in 1993 and is a wholly-owned subsidiary of Crown Holding Company, which is controlled by Mark E. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer of the Company.

      On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above. The current 27.53% minority limited common partnership interests are held by Crown Investments Trust ("CIT" or "Crown Investments") and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are wholly-owned subsidiaries of Crown Holding Company. The funds raised in the initial public offering were used by the Operating Partnership to retire debt related to the Properties. As described in Note 6 to the Consolidated Financial Statements, the Company also holds 100% of the preferred partnership interests in the Operating Partnership that arose in connection with the Company's issuance of preferred shares in July 1997.

      Simultaneous with the initial public offering, Crown Associates and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership owned 99.5% by the Operating
Partnership and 0.5% by the Company. As a result of these transactions, the Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls. In addition, simultaneous with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt initially secured by 15 properties. The $300 million was used to retire existing debt related to the Properties. As described in Note 5 to the Consolidated Financial Statements, in August 1998 the remaining balance of the $300 million of mortgage debt was refinanced in its entirety.

           At the time of the initial public offering, the Company held an initial 78.00% partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest. Subsequently, the ownership interests have changed due to (i) Company shares issued for cash, issued under the Company's option plans, and issued under the dividend reinvestment plan (proceeds then reinvested by the Company in the Operating Partnership in exchange for an equivalent number of additional common Partnership Units), (ii) additional Partnership Units issued as partial consideration for the purchase of Wyoming Valley and Middletown Malls and Greater Lewistown Plaza in 1998, (iii) issuance of preferred Partnership Units in exchange for cash contributed by the Company to the Operating Partnership in connection with the Company's 1997 offering of senior preferred shares, and (iv) redemption of common and preferred Partnership Units in connection with the Company's repurchase in the open market of its common and preferred shares. While the Company, as general partner, has broad rights and authority to conduct the business, the Operating Partnership agreement provides that the consent of Crown Investments is required for certain actions, including among others, merger, consolidation, dissolution, liquidation, or sale of all or substantially all of the assets of the Operating Partnership.

           The number of common and preferred Partnership Units outstanding at December 31, 2000 were as follows:

Held by                          Common Units         Preferred Units
                                Number       %       Number          %

Crown American Realty Trust   26,207,919   72.47%   2,475,000     100.00%
Crown Investments Trust and
 its subsidiary, Crown
 American Investment Compan    9,956,398   27.53%           -           -
Totals                        36,164,317  100.00%   2,475,000     100.00%

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

(c)       Narrative Description of Business

          General

           The Company conducts all of its business activities through the Operating Partnership, the Financing Partnership and other subsidiary partnerships or limited liability corporations (collectively the "Partnerships"). Through its ownership interests in the Partnerships, as of December 31, 2000 the Company owns in fee or through leasehold interests: (i) 26 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall), (collectively, the "Malls"), (ii) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to Crown Associates hotel division, to an affiliated company and to unrelated third parties ("Pasquerilla Plaza"), (iii) a ground leasehold interest in a parcel of land with an approximate 107,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (iv) approximately 76 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). The Operating Partnership manages the 26 wholly-owned
Malls and Pasquerilla Plaza (the "Managed Properties"); the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

          The Company is self-administered and self-managed. The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed and non-enclosed shopping malls.

          The Company's executive offices are located at Pasquerilla Plaza, Johnstown, Pennsylvania 15901. Its telephone number is (814) 536-4441, and its Internet web-site is www.crownamerican.com.

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

          Marketing Support. The Company has a Vice President of Marketing and a corporate marketing director who, in conjunction with Managed Property marketing directors, develop customized marketing plans for each Managed Property, including special events, internet marketing, direct mail and television, radio and newspaper advertising.

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

          Business Objectives and Policies

          The Company's business objective is to achieve long-term capital appreciation through increases in cash flow and the value of the Company. The Company seeks to accomplish this objective through its direct and indirect ownership of the Properties, selective acquisitions and/or development of additional malls or other real estate properties in the United States, improved operations of the Properties, lease-up of unleased space and any acquired shopping centers and, where deemed appropriate, renovations and expansions of these properties. A criterion for new investments will be that they offer the opportunity for growth in Funds from Operations. As used herein, "Funds from Operations" means net income before minority interest, extraordinary items and certain non-recurring items, real estate depreciation and amortization, and additionally includes gain on sale of outparcel land sales and cash flow support earned from Crown Investments (See Note 8 to the Consolidated Financial Statements). The Company anticipates that new real estate investments will be located primarily in the Eastern United States, but it may also consider purchasing properties in other regions of the United States. All of the Company's activities will be conducted through the Partnerships, although the Company may hold temporary cash investments from time to time pending investment or distribution to shareholders.

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

          Disposition Objectives and Policies

           The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. While no properties are classified as held for sale at December 31, 2000, the Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to lower leverage levels, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

          Financing

           The Company maintains working capital and lines of credit that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of its business and investments in the ordinary course. The principal financing activities of the Company during 2000 included: (i) additional borrowings of $20.2 million under its modified line of credit facility, much of which was used to fund construction and tenant allowance costs for the Valley Mall expansion project, (ii) $8.3 million in borrowings under its construction loan for Washington Crown Center, (iii) $16.9 million in debt amortization and debt issuance costs and debt paydowns from asset sales, (iv) $43.6 million paid in common and preferred dividends, (v) $2.9 million received in Cash Flow Support (see Note 8 to the Consolidated Financial Statements), and (vi) $0.9 million in preferred stock buybacks . As further described in Note 5 to the Consolidated Financial Statements, in September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with General Electric Capital Corporation. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base, which was completed in the fourth quarter. Availability under the line is based on the level of operating income generated at the collateralized properties; at December 31, 2000, total borrowing capacity was approximately $156.6 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $141.1 million at December 31, 2000.

          In January 2001, the Company entered into an interest rate swap with a bank that effectively locks in a LIBOR rate of 5.28% for two years on $25 million of the Company's floating rate debt. The Company has designated this transaction as a cash flow hedge of a floating-rate liability.

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

          Strategy for Growth

          It is the objective of the Company's management to achieve growth in Funds from Operations by maximizing cash flow from existing Properties through increased occupancy and increased rent, expanding and/or renovating existing Properties, acquiring and, to a lesser extent, developing properties, and by selling properties that are not consistent with or essential to the Company's long-term growth strategies.

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

          Competitive Position

          The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 22 Malls are the largest enclosed malls in their trade areas, of which 11 are the only enclosed mall in their trade areas.

          Sixteen Malls are located in the state of Pennsylvania and one is located in New Jersey near the Pennsylvania border. Two of the Malls are located in Virginia, two in Maryland, two in West Virginia, two in eastern Tennessee, one in eastern North Carolina, and one in northwestern Georgia.

          The Company, and its predecessor, have continually expanded and renovated its Malls to maintain their competitive position. Twenty-two of the Malls have had at least one expansion or renovation since they were completed, and 18 of the Malls have been expanded more than once. Approximately 1.8 million square feet of remaining expansion capacity is available and can be used to maintain and enhance the quality of the Malls and their competitive position in their trade areas.

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

          Employees

          As of December 31, 2000, the Operating Partnership has 516 full-time employees in the following operational areas:

                                                        Number of
                                                        Employees

     Asset and property management (including on-site)      420
     Leasing and lease administration                        20
     Development and construction services                   12
     Financial, accounting, MIS and legal services           42
     Executive management and corporate administration       22
      Total                                                 516

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

Item 2.   Properties.

(a)       The Malls

          Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 26 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall). All of the Malls have department stores and other large space users as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail stores, and in some instances a few office or non-retail tenants (the "Mall Stores"), which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores and ground lease properties (the "Freestanding Stores") are located along the perimeter of the parking areas at 17 of the Malls. Unless otherwise indicated, the information provided in this Item 2 is stated as of December 31, 2000.

          The Company, through the Partnerships, owns all of the properties in fee, except Palmer Park Mall, Shenango Valley Mall, Uniontown Mall and Crossroads Mall. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall, Uniontown Mall and Crossroads Mall are subject to third-party ground leases.

          The total gross leasable area ("GLA") of the Malls is approximately
16.3 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including twelve anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 60%, 35% and 5%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the enclosed Malls range in size from approximately 265,000 to 848,000 square feet of GLA with an average size of approximately 570,000 square feet of GLA. Each Mall has ample surface parking with 21 of the Malls having parking ratios above 5.0 per 1,000 square feet of GLA.

          At December 31, 2000, 99% of the Company-owned anchor GLA was leased and occupied, and all twelve non-owned anchor stores were occupied. Vacant non-revenue generating anchor premises at December 31, 2000 consist of a former Proffitt's store at Oak Ridge Mall which closed in 1999 and a former J.C. Penney store at Carlisle Mall which closed in 1998.

           Mall Store GLA was 86% leased at December 31, 2000, and freestanding space was 73% occupied at December 31, 2000. All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

           There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers of 100,000 square feet to 400,000 square feet of GLA are considered "community" shopping centers, and those in excess of 400,000 square feet of GLA are considered "regional" shopping centers, and those having in excess of 800,000 square feet of GLA are considered "super-regional" shopping centers. Twenty-three of the Malls are considered regional shopping centers, two are super-regional, and two are community shopping centers.

          The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 22 are the largest, of which 11 are the only, enclosed regional shopping malls in their respective trade areas. No one Mall accounted for more than 5.6% of the total GLA of the Malls or 6.5% of total revenues for the year ended December 31, 2000.

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

          Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 2000:

                                                % of GLA               Lease or
                                               December 31,            Easement
Property/Location (1)   Square Feet of GLA(1)    2000 (2)   Anchors   Expiration

Pennsylvania

Capital City Mall      Mall            237,253      97.6%   Sears          2004
Harrisburg, PA         Anchor          324,462     100.0%   Hecht's (8)    2093
                       Freestanding     46,158     100.0%   J.C. Penney    2010
                       Total GLA       607,873      99.1%

Carlisle Plaza Mall    Mall            142,341      56.4%   Vacant (4)        -
Carlisle, PA           Anchor          154,335      74.8%   Bon-Ton        2005
                       Freestanding     44,660      84.6%   Albion
                       Total GLA       341,336      68.4%     Antiques (4)    -

Chambersburg Mall      Mall            211,401      97.0%   Sears          2010
Chambersburg, PA       Anchor          241,690     100.0%   J.C. Penney    2012
                       Total GLA       453,091      98.6%   Value City     2007
                                                            Bon-Ton        2005

Logan Valley Mall      Mall            330,009      93.0%    Kaufmann's    2005
Altoona, PA            Anchor          453,643     100.0%    Sears         2016
                       Total GLA       783,652      97.1%    J.C. Penney   2017

Lycoming Mall          Mall            314,836      84.5%    Sears         2008
Williamsport, PA       Anchor          453,936     100.0%    J.C. Penney   2005
                       Freestanding     25,857      99.9%    Bon-Ton       2006
                       Total           794,629      93.9%    Kaufmann's(3) 2093
                                                             Value City    2008

Nittany Mall           Mall            210,448      93.8%    Sears         2005
State College, PA      Anchor          317,316     100.0%    J.C. Penney   2005
                       Freestanding      3,568     100.0%    Kaufmann's(3) 2097
                       Total GLA       531,332      97.6%    Bon-Ton       2003

North Hanover Mall     Mall            131,854      92.4%    Sears         2004
Hanover, PA            Anchor          288,932     100.0%    J.C. Penney   2001
                       Freestanding     28,914      30.7%    Bon-Ton       2006
                       Total           449,700      93.3%    Black Rose
                                                              Antiques (5)    -

Palmer Park Mall       Mall            131,820      79.6%    Bon-Ton       2014
Easton, PA             Anchor          314,235     100.0%    Boscov's      2018
                       Freestanding        684     100.0%
                       Total GLA       446,739      94.0%

Schuylkill Mall        Mall            275,799      70.3%    Sears         2005
Frackville, PA         Anchor          375,583     100.0%    Kmart         2005
                       Freestanding     78,096      15.0%    Bon-Ton (8)   2032
                       Total GLA       729,478      79.9%    Phar-Mor      2006
                                                             U.S. Factory
                                                              Outlets (12) 2009

Shenango Valley Mall   Mall            105,951      79.5%    Sears         2005
Sharon, PA             Anchor          385,276     100.0%    J.C. Penney   2004
                       Freestanding     21,416       0.0%    Kaufmann's    2006
                       Total GLA       512,643      91.6%

South Mall             Mall             76,308      98.2%    Bon-Ton       2005
Allentown, PA          Anchor          188,737     100.0%    Stein Mart    2006
                       Freestanding    142,136      78.1%    Phar-Mor      2006
                       Total GLA       407,181      92.0%

Uniontown Mall         Mall            240,623      87.3%    Sears         2003
Uniontown, PA          Anchor          411,381     100.0%    J.C. Penney   2005
                       Freestanding     45,978     100.0%    Bon-Ton       2006
                       Total GLA       697,982      95.6%    Value City    2002
                                                             Teletech      2005
                                                             Roomful Express
                                                              Furniture    2005

Viewmont Mall          Mall            207,787      99.8%    Sears         2005
Scranton, PA           Anchor          532,058     100.0%    J.C. Penney   2005
                       Freestanding     31,848      99.1%    Kaufmann's(8) 2093
                       Total GLA       771,693      99.9%

Washington Crown
Center                 Mall            226,319      81.2%    Sears         2009
Washington, PA         Anchor          441,286     100.0%    Ames          2006
                       Freestanding      3,132     100.0%    Bon-Ton       2010
                       Total GLA       670,737      93.7%    Kaufmann's(3) 2097
                                                             Hollywood
                                                              Theaters     2019

West Manchester Mall   Mall            296,514      77.4%    Value City    2011
York, PA               Anchor          407,366     100.0%    Bon-Ton       2001
                       Total GLA       703,880      90.5%    Wal-Mart      2014
                                                             Hecht's  (3)  2094

Wyoming Valley Mall    Mall            237,161      93.7%    Sears         2006
Wilkes-Barre, PA       Anchor          585,676     100.0%    J.C. Penney   2002
                       Freestanding     93,647      97.2%    Bon-Ton       2002
                       Total GLA       916,484      98.1%    Kaufmann's(6) 2002
                                                             Kaufmann's(6) 2002

Maryland

Francis Scott Key Mall Mall            274,176      92.3%    Sears         2003
Frederick, MD          Anchor          435,347     100.0%    J.C. Penney   2001
                       Freestanding      2,417     100.0%    Value City    2010
                       Total GLA       711,940      97.1%    Hecht's (8)   2044

Valley Mall            Mall            252,465      98.7%    J.C. Penney   2009
Hagerstown, MD         Anchor          595,866     100.0%    Bon-Ton       2014
                       Freestanding     48,762     100.0%    Montgomery
                       Total GLA       897,093      99.6%      Ward (8)    2044
                                                             Hecht's (8)   2099
                                                             R/C Theaters  2020

New Jersey

Phillipsburg Mall      Mall            216,652      80.4%    Bon-Ton       2010
Phillipsburg, NJ       Anchor          306,541     100.0%    J.C. Penney   2010
                       Freestanding     15,065      76.8%    Kmart         2015
                       Total GLA       538,258      91.4%    Sears         2004

North Carolina

Jacksonville Mall      Mall            171,845      99.8%    Belk-Rhodes   2011
Jacksonville, NC       Anchor          242,121     100.0%    J.C. Penney   2005
                       Total GLA       413,966      99.9%    Sears         2011

Virginia

New River Valley Mall  Mall            182,879      88.1%    Sears         2008
Christiansburg, VA     Anchor          240,753     100.0%    J.C. Penney   2008
                       Total GLA       423,632      94.8%    Belk-Rhodes   2008
                                                             Peebles       2009

Patrick Henry Mall     Mall            234,644      89.9%    J.C. Penney   2015
Newport News, VA       Anchor          407,644     100.0%    Dillards (7)  2008
                       Total GLA       642,288      96.3%    Hecht's (8)   2099
                                                             Dillards (7)  2013

Georgia

Mount Berry Square     Mall            208,790      74.7%    Sears         2011
Rome, GA               Anchor          269,868     100.0%    J.C. Penney   2006
                       Total GLA       478,658      89.0%    Proffitt's    2012
                                                             Belk-Rhodes   2011

Tennessee

Bradley Square         Mall            144,510      68.4%    Sears         2005
Cleveland, TN          Anchor          258,684     100.0%    J.C. Penney   2006
                       Total GLA       403,194      88.7%    Proffitt's    2006
                                                             Kmart         2012

Oak Ridge Mall         Mall            226,869      36.7%    Sears         2005
Oak Ridge, TN          Anchor          467,460      88.6%    J.C. Penney   2007
                       Freestanding    236,671      66.5%    Wal-Mart (8),
                       Total GLA       931,000      70.3%     (10)         2099
                                                             Proffitt's    2013
                                                             Vacant (11)      -

West Virginia

Crossroads Mall        Mall            193,748      89.0%    Belk-Rhodes   2008
Beckley, WV            Anchor          256,248     100.0%    J.C. Penney   2001
                       Total GLA       449,996      95.3%    Sears         2006

Martinsburg Mall       Mall            165,125      77.5%    Sears         2011
Martinsburg, WV        Anchor          391,270     100.0%    Wal-Mart      2011
                       Total GLA       556,395      93.3%    J.C. Penney   2011
                                                             Bon-Ton       2012

Totals for all         Mall Stores   5,648,127      86.1%
Malls                  Anchor        9,747,714 (9)  99.1%
                       Freestanding    869,009      73.4%
                       Total GLA    16,264,850      93.2%

(1) Location is the major city or town nearest to the property, and is not necessarily the local jurisdiction in which the property is located. GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.
(2) Occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 2000.
(3) Tenant currently holds a long-term ground lease with nominal purchase option. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(4) Albion Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 120 antique dealers. Albion Antiques is currently generating approximately $93,000 in annual net income from these tenants and accordingly this space is considered to be occupied in the accompanying occupancy statistics. The 38,000 square foot former J.C. Penney store remains vacant.
 (5) Black Rose Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 160 antique dealers. Black Rose Antiques is currently generating approximately $250,000 in annual net income from these tenants, and accordingly this space is considered to be occupied in the accompanying occupancy statistics.
(6) Kaufmann's (a division of May Department Stores) operates two stores at Wyoming Valley Mall; one for women's and children's apparel and home furnishings and one for men's apparel.
(7) Dillards operates two stores one for women's apparel and one for men's and children's apparel.
(8) Tenant owns its store and the land under the store and operates under a reciprocal easement agreement. The lease expiration date reflects the expiration of the agreement.
(9) Includes 1,528,000 square feet of space related to 12 stores that are owned or deemed owned under long-term lease purchase agreements by their anchor occupants, which are noted under (3) and (8) above.
(10) In July 2000 Wal-Mart purchased its store and 15.4 acres of land as further described in Note 14 to the Consolidated Financial Statements.
(11) In August 1999 Proffitt's lease on their 50,000 square foot store expired, and they vacated the store. This store remained vacant at December 31, 2000. Proffitt's continues to operate its other store in this mall.
(12) In January 2001 U.S. Factory Outlet entered into a Surrender and Termination Agreement for the release of their space on or about March 15, 2001.

(b)       Other Properties

          The Company also has ownership interests in Pasquerilla Plaza and the Anchor Pad, as described below, and also owns a total of approximately 76 acres of undeveloped land in the vicinity of certain of the Malls which is available for development, lease or sale to tenants or others.

          Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 74,000 square feet as its headquarters space. Approximately 14,600 square feet is leased to Crown Associates and affiliates for annual base rent of approximately $278,000. Approximately 13,000 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than Crown Associates and affiliates was $230,000 for the year ended December 31, 2000.

          The Anchor Pad. The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company. The site encompasses 10 acres with an approximately 107,000 gross square foot anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease and the sublease expired on November 22, 2000; the Company has exercised an option to purchase the land fee interest for $500,000. In 2000, the Company commenced an action in the Court of Common Pleas of Lehigh County, PA to compel the ground lessor to complete the purchase. Currently the matter is pending before the Pennsylvania Superior Court on an appeal taken by the ground lessor to a pre-trial order entered by the lower court in favor of the Company. Rental revenue from the Anchor sublease was $387,000 in 2000.

(c)       Property Insurance

          The Company's management believes that all Properties described herein under Items 2(a) and 2(b) which are owned by the Company, in whole or in part, are adequately covered by insurance.

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

           On January 9, 2001, the plaintiffs in the Warden action and a third individual filed a complaint in the Court of Common Pleas of Philadelphia County (the Stein action) asserting state law claims against the Company which are substantially similar to the claims and allegations made in the Warden action and dismissed with prejudice by the United States District Court for the Western District of Pennsylvania and the Third Circuit Court of Appeals. The Company intends to vigorously defend the Stein action, which is currently in a preliminary stage. Based on the advice of legal counsel, the Company believes that it and the named officers have substantial defenses to the plaintiffs' claims. The Company's current and former officers are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company.

           On February 8, 2001, subject to court approval, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Agreement") in the Consolidated action. Pursuant to the terms of the Settlement Agreement, the parties agreed to settle the Consolidated action as a class action for a total payment of $1.1 million for all claims, administrative expenses, litigation costs and attorney's fees, which sum is to be paid by the Company's insurer pursuant to a liability insurance policy. The Company and its officers denied any liability. On February 14, 2001, the court issued an order preliminarily approving the Settlement Agreement, certifying the case as a class action, directing the issuance of notice to members of the class and scheduling a final hearing on the settlement for May 31, 2001. The Company believes that the Settlement Agreement should receive final approval by the Court, and that the Consolidated action should be dismissed with prejudice upon such final approval. While the final resolution of the Consolidated action and the Stein action cannot be presently determined, management does not believe that these actions will have a material adverse effect on the Company's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information with respect to the executive officers of the Company as of February 20, 2001.

       Name                Age        Office with the Company

Mark  E.  Pasquerilla      41         Chairman of the Board of Trustees,
                                      Chief Executive Officer, and President
Nicholas O. Antonazzo      63         Executive Vice President, Development
Thomas Stephenson          59         Executive Vice President, Asset Management
Terry L. Stevens           52         Trustee, Executive Vice President,
                                      Chief Financial Officer
Donato B. Zucco            60         Trustee, Senior Vice President,
                                      Chief Administrative Officer
Robert J. Griffith         54         Senior Vice President, Real Estate Leasing

          Mark E. Pasquerilla, Chairman, Chief Executive Officer and President, directs all operational activities, establishes corporate policy and provides overall strategic direction for the Company. Mr. Pasquerilla was named President in 1990, Vice Chairman in 1998 and Chairman, CEO and President in 1999. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fulbright-Hays Scholar. In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive Committee of USBANCORP, INC. and the Discount Committee of US Bank, Inc., and of the Board of Directors of Concurrent Technologies Corporation.

          Nicholas O. Antonazzo became Executive Vice President, Development, of the Company upon its formation. Mr. Antonazzo directs the expansion and redevelopment of regional malls and anchor department store relations. He has also served as Executive Vice President of Development of Crown Associates from 1987 to August 16, 1993. Mr. Antonazzo is a former state director for the International Council of Shopping Centers and is admitted to practice law before the Pennsylvania Supreme and Superior Courts.

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

          Terry L. Stevens is Trustee, Executive Vice President and Chief Financial Officer of the Company. He is responsible for all finance and treasury functions including debt and equity financing, property acquisitions and dispositions, all accounting, reporting, and MIS functions, and is also actively involved in investor relations. Mr. Stevens joined the Company in May 1994 as Vice President and Chief Accounting Officer, and he was promoted to Senior Vice President in February 1995, to CFO in September 1998, and was named Trustee and Executive Vice President in May 1999. Prior to joining the Company Mr. Stevens was Director of Financial Systems at AlliedSignal, Inc., a large multi-national manufacturer, from 1990 to 1994. He also spent 18 years with Price Waterhouse, an international accounting firm, including seven years as an audit partner. Mr. Stevens is a CPA.

          Donato B. Zucco, Ph.D., is Trustee, Senior Vice President and Chief Administrative Officer of the Company. He is responsible for a wide variety of administrative activities that support the Company's business units, which include Facilities Planning, Human Resources, Corporate Communications, Legal and Risk Management. Dr. Zucco joined the Company in January 1991 as Senior Vice President and Chief Administrative Officer and was named Trustee in October 1999. He also serves as a member of the Board of Directors of Promistar Bank. Dr. Zucco presides as the Mayor of the City of Johnstown.

          Robert J. Griffith became Senior Vice President, Real Estae Leasing in 1995. Mr. Griffith is responsible for all aspects of the Company's mall shop leasing program. He has over twenty years of experience in the leasing field. Mr. Griffith is an active member of the International Council of Shopping Centers and is licensed by the Real Estate Commission of Pennsylvania.

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


                                     PART II

Item 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

           The shares are listed on the New York Stock Exchange (symbol: CWN). As of February 20, 2001, there were 26,207,919 common shares issued and outstanding, held by 2,269 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in 2000 and 1999 were as follows:

                                    2000                          1999
                            High     Low     Dividend   High      Low   Dividend

Quarter ended March 31     $6 1/2  $5 3/16   $0.2050   $8        $6 1/8   $0.200
Quarter ended June 30      $6      $4 13/16  $0.2075   $7 13/16  $6 1/4   $0.205
Quarter ended September 30 $6 5/16 $5 3/16   $0.2075   $7 3/8    $6 5/16  $0.205
Quarter ended December 31  $6 1/16 $5 1/8    $0.2075   $6 3/4    $5 1/4   $0.205

Item 6.   Selected Financial Data

           The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Company is sole general partner in the Operating Partnership, and as of December 31, 2000 holds 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. The Operating Partnership directly owns the fee or leasehold interests in seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in the Annual Report on Form 10-K.

           Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization, and extraordinary and certain non-recurring items, and additionally includes cash flow support earned from Crown Investments (see Note 8 to the Consolidated Financial Statements). Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gains on sales of outparcel land are included in this measure of performance. Gains or losses on sales of operating properties and anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

           In 1999 the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000; all prior years' reported FFO was restated to conform to the new changes. The primary impact on the Company was that certain "non-recurring" items previously excluded from FFO are now included. As a result, the restructuring costs of $2,251,000 in 1999 and $369,000 in 2000 have been deducted from FFO.

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

           Other data that management believes is important in understanding trends in its business and properties are also included in the following table.


Item 6.  Selected Financial Data (continued)

                                             Year Ended December 31,
                                     2000     1999    1998     1997      1996
                                              (5),    (5),     (5),      (5),
                                              (10)    (10)     (10)      (10)
                                      (in thousands, except per share data)
Operating Data:
Total revenues                     $170,377 $157,875 $145,781 $130,366  $133,621
Operating costs:
Property operating costs             53,839   49,712   47,583   43,151    46,106
Depreciation and amortization        47,754   44,306   41,712   38,311    35,315
General and administrative
expenses                              5,167    4,751    5,066    4,698     4,135
Restructuring costs                     369    2,251        -        -         -
Operating income before interest     63,248   56,855   51,420   44,206    48,065
Interest                           (57,062) (51,075) (45,417) (42,663)  (45,337)
Gain on sale of property                700    1,761    1,210    1,051     5,776
Income before minority interest
and extraordinary items               6,886    7,541    7,213    2,594     8,504
Minority interest in Operating
Partnership                           (664)    1,734    8,363    1,644   (1,979)
Cumulative effect of change in
accounting method                         -        -  (1,703)        -         -
Extraordinary loss on early
extinguishment of debt                (243)        - (22,512)  (2,331)     (718)
Net income (loss)                     5,979    9,275  (8,639)    1,907     5,807
Dividends on preferred shares      (13,695) (13,750) (13,750)  (6,646)         -
Net income (loss) applicable to
common shares                     $ (7,716) $(4,475) $(22,389) $(4,739) $  5,807
Per share data (after minority
interest): (1)
Basic EPS:
Income (loss) before extraordinary
items                             $  (0.28) $ (0.17) $ (0.18) $ (0.11) $    0.23
Extraordinary items                  (0.01)        -   (0.62)   (0.06)    (0.02)
Cumulative effect of change in
accounting method                         -        -   (0.05)        -         -
Net income (loss)                 $  (0.29) $ (0.17) $ (0.85) $ (0.17) $    0.21
Diluted EPS:
Income (loss) before extraordinary
items                             $  (0.28) $ (0.17) $ (0.18) $ (0.11) $    0.23
Extraordinary items                  (0.01)        -   (0.62)   (0.06)    (0.02)
Cumulative effect of change in
accounting method                         -        -   (0.05)        -         -
Net income (loss)                 $  (0.29) $  (0.17) $(0.85) $ (0.17) $    0.21

Other Data:
EBITDA (2 & 4)                    $ 117,080 $ 108,288 $ 98,499 $ 88,028 $ 91,514
Funds from Operations (FFO): (3,
4, & 5)
Net income (loss)                 $   5,979 $   9,275 $(8,639) $  1,907 $  5,807
Adjustments:
Minority interest in Operating
Partnership                             664   (1,734)  (8,363)  (1,644)    1,979
Less gain (loss) on asset sales
other than outparcels                   224   (1,290)        -        -  (2,351)
Depreciation and amortization -
real estate                          49,427   45,925   42,992   39,682    36,678
Operating covenant amortization       2,623    2,630    2,630    2,630     2,630
Cash flow support earned              2,902    2,973    3,784    3,733     2,889
Cumulative effect of change in
accounting method                         -        -    1,703        -         -
Extraordinary loss on early
extinguishment of debt                  243        -   22,512    2,331       718
Funds from Operations before
allocations to minority interest
and Preferred shares                 62,062   57,779   56,619   48,639    48,350
Less:
Amounts allocable to preferred
shares                               13,695   13,750   13,750    6,646         -
Amounts allocable to minority
interest                             13,316   12,121   11,653   10,810    12,287
Funds from Operations applicable
to common shares                  $  35,051 $ 31,908 $ 31,216 $ 31,183 $  36,063
Weighted average common shares
outstanding - basic                  26,208   26,208   26,393   27,228    27,515
Weighted average common shares
outstanding - diluted                26,208   26,208   26,393   27,228    27,519
Weighted average common shares and
Operating Partnership units
outstanding - basic                  36,164   36,164   36,317   36,667    36,956
Weighted average common shares and
Operating Partnership units
outstanding - diluted                36,164   36,164   36,317   36,667    36,960
Cash Flows:
Net cash provided by operating
activities                        $  58,286 $ 56,939 $ 56,984 $ 38,976  $ 43,208
Net cash (used in) investing
activities                         (30,625) (49,683) (104,725) (71,012) (40,090)
Net cash provided by (used in)
financing activities               (30,219)  (3,597)   51,781   34,059   (2,408)

(1), (2), (3), (4), (5), (10) - See page 17 for explanation.




Item 6.   Selected Financial Data (continued)


                                               December 31,
Balance Sheet             2000        1999        1998        1997       1996
Data:
Income-producing
properties
(before accumulated
depreciation and
amortization)          $ 1,215,879 $ 1,184,696 $ 1,134,349 $ 1,024,641 $ 960,692
Total assets               855,501     875,208     869,288     785,949   740,638
Total debt and
liabilities                758,929     746,630     708,047     570,845   600,986
Minority interest
(debit) credit             (3,050)       2,727      11,724      25,334    35,576
Shareholders' equity        96,572     125,851     149,517     189,770   104,076

Portfolio Property Data
(6):

Number of retail
properties at end
of year                         27          28          28          26        25

Total GLA at end of year
(000 sq. ft.) (7)           16,265      16,378      15,948      14,999    14,321

Mall shop GLA at end of
year (000 sq. ft.)           5,648       5,779       5,734       5,539     5,355

Comparable store mall
shop tenant sales per
square foot (8)          $     265  $     258    $     242   $     228  $    217

Mall shop occupancy
percentage at
year end (9)                   86%        84%          82%         79%       76%


(1) All per share data are based on the weighted average common shares outstanding shown for the respective periods.
(2) EBITDA represents earnings before interest, all depreciation and amortization, and unusual items. The derivation of EBITDA is shown in Item 7 (c) herein. As a REIT, the Company is generally not subject to federal or state income taxes.
(3) Funds from Operations represents net income before minority interest, real estate depreciation and amortization, plus earned cash flow support and adjusted for extraordinary and certain non-recurring items.
(4) EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles,
     (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.
(5) Beginning in 2000, the Company adopted a revised definition of FFO as promulgated by NAREIT. FFO for 1999 and prior periods has been restated.
(6) The above data reflects the impact of the Valley Mall acquisition completed in November 1997, the acquisition of Crossroads and Jacksonville Malls and Greater Lewistown Plaza in May 1998, the sale of Middletown Mall in July
     1998, and the sale of Greater Lewistown Plaza in June 2000. See Notes 13 and 14 to the Consolidated Financial Statements.
(7) Total GLA includes anchor stores (company-owned and tenant-owned), mall shops, and freestanding space.
(8) Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $1,048 million, $1,010 million, $909 million, $721 million, and $719 million for 2000 to 1996, respectively. Sales reported for 2000 to 1996 for all owned anchor stores were $1,234 million, $1,286 million, $1,249 million, $1,132 million, and $1,112 million, respectively. The Company owns 93 of 105 anchor store premises as of December 31, 2000.
(9) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.
(10) Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report on Form 10-K. The Note references in this item can be found on pages 33 to 50. Historical results set forth in the Selected Financial Data and the Consolidated Financial Statements of Crown American Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a)       General Background and Performance Measurement

          Organization

           Crown American Realty Trust (the "Company") was formed in 1993 to acquire interests in 23 enclosed shopping malls and certain other real estate (collectively the "Properties") then owned by Crown American Corporation, a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"). The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above. The current 27.53% minority limited common partnership interests are held by Crown Investments Trust and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments Trust, both of which are wholly-owned subsidiaries of Crown Holding. The funds raised in the initial public offering were used by the Operating Partnership to retire debt related to the Properties. As described in Note 6 to the Consolidated Financial Statements, the Company also holds 100% of the preferred partnership interests in the Operating Partnership that arose in connection with the Company's issuance of preferred shares in July 1997.

            Simultaneous with the initial public offering, Crown American Associates, successor to Crown American Corporation, and an affiliate transferred the Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership owned 99.5% by the Operating Partnership and 0.5% by the Company. As a result of these transactions, the Company is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, development and financing of shopping malls. In addition, simultaneous with the above transaction, the Financing Partnership borrowed $300 million of mortgage debt initially secured by 15 properties. The $300 million was used to retire existing debt related to the Properties. As described in
Note 5 to the Consolidated Financial Statements, in August 1998 the remaining balance of the $300 million of mortgage debt was refinanced in its entirety.

           The  properties held by the Company at December 31, 2000 consist  of:
(i) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and approximately 76 acres of undeveloped land) located in Pennsylvania, New
Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (ii) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (iii) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (iv) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b)       Funds from Operations

          Year ended December 31, 2000 versus year ended December 31, 1999

           Total year 2000 FFO (before allocations to minority interest and to preferred shareholders) was $62.1 million compared to $57.8 million in 1999, a 7.4% increase. 1999's FFO has been restated, as required under NAREIT's (National Association of Real Estate Investment Trusts) revised definition of FFO, to reflect the impact of one-time restructuring costs. This restatement impacted 1999's FFO by $2.3 million. FFO allocable to common shares for the year ended December 31, 2000 was $35.0 million, a 9.8% increase over $31.9 million reported in 1999. Average common shares outstanding during both 2000 and 1999 were 26,208,000. The number of properties were the same for both years, except for the Greater Lewistown Shopping Plaza, a non-enclosed strip shopping center, which was sold in June 2000.

           The increase in FFO before allocations to minority interest and to preferred dividends compared to 1999 was due primarily to the following: (i) a $7.9 million increase in mall shop and anchor base and percentage rents, as a result of higher occupancy levels, higher average rental rates, and higher mall shop sales, (ii) $0.2 million in higher temporary and seasonal leasing income,
(iii) $0.8 million in higher net utility and miscellaneous mall income, (iv) $0.5 million in higher gain on the sale of outparcel land, (v) $0.8 million in higher net construction and fee income, (vi) $0.2 million in higher lease buyout income, and (vii) lower restructuring costs, net of other G & A increases, of $1.3 million. These positive variances were partially offset by (viii) $6.0 million in higher interest costs due to higher interest rates, higher deferred financing cost amortization, lower interest capitalized, and higher average borrowings outstanding, (ix) $0.7 million in higher property operating costs, net of recoveries, and (x) $0.7 million in lower straight-line rental income.

          Year ended December 31, 1999 versus year ended December 31, 1998

           Total 1999 FFO (before allocations to minority interest and to preferred shareholders) was $57.8 million compared to $56.6 million in 1998, a 2.0% increase. FFO for 1999 was negatively impacted from $2.3 million in one-
time restructuring costs. FFO applicable to common shareholders for the year ended December 31, 1999 was $31.9 million compared to $31.2 million in 1998, a 2.2% increase. Average common shares outstanding during 1999 and 1998 were 26,208,000 and 26,393,000, respectively.

           FFO contributed from existing mall operations (before general and administrative costs, land sales, restructuring costs, and cash flow support) was up $7.1 million before interest costs (a 7.0% increase) and $3.3 million, net of interest, compared to 1998. FFO contributed from the 1998 acquisition properties was up $2.9 million before interest and $1.1 million after interest. One property sold in 1998 produced a negative FFO impact of $0.5 million.

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

(c)       EBITDA - Earnings before Interest, Taxes, Depreciation and
          Amortization

          The computation of EBITDA is shown below for the years ended December 31, 2000, 1999, and 1998 ($000):
                                                       Year Ended December 31,
                                                      2000      1999      1998

Total revenues                                     $ 170,377 $ 157,875 $ 145,781
Add back operating covenant amortization
    deducted in minimum rent                           2,623     2,630     2,630
Net                                                  173,000   160,505   148,411

  Less recoverable costs and expenses               (47,549)  (45,346)  (42,788)
  Less other operating costs                         (3,707)   (1,991)   (2,262)
  Less property administrative costs                 (2,583)   (2,375)   (2,533)
  Less corporate general & administrative costs (5,167) (4,751) (5,066) Add back depreciation/amortization in above expense lines and joint venture depreciation
    and interest (Company's share)                     2,162     1,775     1,527
  Gain on outparcel land sales                           924       471     1,210
EBITDA, as reported                                $ 117,080 $ 108,288 $  98,499

        Year ended December 31, 2000 versus year ended December 31, 1999

           Total EBITDA for the year ended December 31, 2000 was $117.1 million, an increase of $8.8 million, or 8.1%, over 1999's EBITDA of $108.3 million. This increase was primarily due to higher rents and higher occupancy in the existing portfolio, partially offset by higher property operating costs.

        Year ended December 31, 1999 versus year ended December 31, 1998

           Total EBITDA for the year ended December 31, 1999 was $108.3 million, an increase of $9.8 million, or 9.9% over 1998's amount of $98.5 million. Of this total increase, $7.4 million was attributable to the existing properties, $2.9 million was due to the 1998 acquisition properties, and the sale of Middletown Mall in July 1998 produced a decrease of $0.5 million.

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

           Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

                                           2000      1999     1998

           Anchors (owned locations)     $ 1,234   $ 1,286  $ 1,249
           Mall shop tenants, excluding
             freestanding, theater, and
             supermarkets                  1,048     1,010      909

          The above data excludes sales from all seasonal and temporary tenants who generally do not report their sales to the Company. The Company owned 93 of 105 anchor store locations at December 31, 2000, and 97 of 108 anchor store locations at December 31, 1999.

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

                                        2000      1999      1998

           March 31                   $ 18.82   $ 17.95   $ 16.94
           June 30                      19.01     18.07     16.95
           September 30                 19.25     18.34     17.30
           December 31                  19.44     18.63     17.54

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

                                                2000      1999      1998

Comparable mall store sales per square foot     $ 265     $ 258     $ 242
Occupancy  cost percentage at period  end       10.2%     10.1%     10.3%

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

                                    Mall Shop Occupancy
                                    2000   1999    1998

           March 31                 84%    82%     79%
           June 30                  85%    82%     81%
           September 30             85%    83%     81%
           December 31              86%    84%     82%

               At December 31, 2000, anchor occupancy was 99% and total portfolio occupancy (anchors, mall stores and freestanding) was 93%.

(e)       Results of Operations

          Year ended December 31, 2000 versus year ended December 31, 1999

          Revenues

           Components of minimum rents and percentage rents for the years ended December 31, 2000, 1999 and 1998 are as follows ($000):

                                          Year Ended December 31,
                                        2000         1999       1998
Components of Minimum Rents:
  Anchors - base rents               $  24,820    $  24,307   $ 23,527
  Mall shops & freestanding -
   base rents                           80,886       74,660     67,195
  Mall shops & freestanding -
   percentage rent in lieu of
   fixed base rent                       2,612        2,489      2,908
  Straight line rental income               89          745        564
  Ground leases - base rents             1,977        2,057      1,949
  Lease buyout income                      538          350          8
  Operating covenant amortization      (2,623)      (2,630)    (2,630)
     Total Minimum Rents             $ 108,299    $ 101,978   $ 93,521

                                                 Year Ended December 31,

                                        2000         1999       1998

Components of Percentage (Overage)
 Rents:
  Anchors                            $   3,356    $   3,352   $  3,899
  Mall shops, freestanding, and
   ground leases                         4,868        3,725      3,292
     Total Percentage (Overage)
       Rents                         $   8,224    $   7,077   $  7,191

Total revenues were $170.4 million in 2000, an increase of $12.5 million, or 7.9%, over 1999's revenues of $157.9 million. Revenues increased in 2000 primarily due to higher base and percentage rents due to higher occupancy, higher average rents, and higher mall shop sales. In addition, year 2000 revenues include $1.7 million in construction income related to an anchor tenant.

          Property Operating Costs

                                Property  operating  and  administrative  costs,
excluding depreciation and amortization, increased $4.1 million in 2000, an 8.2% increase over 1999. Of this increase, $1.2 million related to construction expense incurred for an anchor tenant. Most of the remaining increase was attributable to higher operating costs at the properties, including maintenance costs, insurance, security, food court, and property administrative expenses.

          Depreciation and Amortization

           Depreciation  and amortization expense increased by $3.4  million  in
2000, primarily due to a full year's depreciation and amortization expense on the Valley Mall and Washington Crown Center redevelopments which were substantially completed in late 1999.

          General and Administrative

           General and administrative expenses, net of capitalized amounts, increased by $0.4 million in 2000 compared to 1999. Gross spending was $1.4 million lower in 2000 due to savings from the 2000 and 1999 restructurings. This reduction was largely offset by lower capitalization of construction overhead because most construction projects were completed.

          During the first quarter of 2000, the Company recorded a restructuring charge of $0.4 million related to severance and related costs for employees affected by an 8% reduction in the corporate office staff together with reductions in other corporate expenses. The restructuring involved approximately twelve home office employees, representing a cross-section of management and clerical employees.

      During the first and third quarters of 1999, the Company recorded restructuring charges of $1.0 million and $1.2 million, respectively, related to severance and related costs for employees affected by two reductions in the number of corporate office staff together with reductions in other corporate office-related expenses. The restructurings involved approximately thirty-five home office employees, representing a cross-section of management, clerical, and secretarial employees.

      The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. Approximately $0.8 million was paid out during 2000 related to the three restructuring programs outlined above. Approximately $0.2 million of liability remains at December 31, 2000 and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that the majority of this liability will be paid in 2001.

          Interest Expense, Net

           Interest expense (net of capitalized amounts and interest income) for 2000 was $57.1 million, a $6.0 million increase over 1999. This increase was due to a variety of factors, including higher average borrowings outstanding ($3.1 million), higher interest rates ($1.0 million), higher financing cost amortization ($0.6 million), and lower interest capitalization and lower interest income ($1.3 million).

          Gain on Sale of Outparcel Land

           Gain on sale of outparcel land was $0.9 million in 2000, $0.5 million higher than 1999.
          Year ended December 31, 1999 versus year ended December 31, 1998

     Total 1999 revenues were $157.9 million compared to $145.8 million in 1998, an increase of $12.1 million or 8.3%. Of this $12.1 million increase, $4.8 million came from the four properties acquired in 1997 and 1998, $8.4 million came from previously-owned centers, offset by a $1.1 million decrease from one sold property.

Property operating and administrative costs, excluding depreciation and amortization, increased by $2.1 million in 1999 compared to 1998. The composition of this $2.1 million increase was $1.5 million from the recently-acquired properties and $1.2 million from previously-owned centers, offset by $0.6 million from one sold property. Depreciation and amortization expense increased by $2.6 million in 1999 due primarily to the four properties acquired in 1997 and 1998.

           General and administrative expenses were approximately $0.3 million lower in 1999 compared to 1998. Interest expense increased by $5.7 million in 1999 compared to 1998, of which $1.8 million was associated with the purchase of the four new properties.

           Gain on the sale of outparcel land was $0.5 million in 1999, a decrease of $0.7 million compared to 1998.

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

          New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The application of this standard has had no effect on the Company's financial position and results of operations for the year ended December 31, 2000. In January 2001, the
Company entered into a $25 million interest rate swap and will apply the guidance set forth in SFAS No. 133 to this transaction.

           In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides, among other things, guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at December 31, 2000.

          Accounting for Minority Interest

      Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At December 31, 2000 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2000 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2000 has been limited to $3.1 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $2.6 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the third and fourth quarter of 2000.

           (f) Cash Flows, Liquidity and Capital Resources

      For the years ended December 31, 2000, 1999, and 1998, the Company generated $58.3 million, $56.9 million, and $57.0 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

          2000 Cash Flows

           During 2000, the Company generated $58.3 million in cash flows from operating activities, which is net of an aggregate $3.0 million negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $46.1 million in its existing properties in 2000 which included $13.0 million in the Valley Mall redevelopment project, $9.3 million in the expansion/renovation of Washington Crown Center, and $12.9 million in mall shop tenant allowances. The Company received $8.9 million in net proceeds from the sale of the Greater Lewistown Shopping Plaza and from the sale of an anchor store to its owner-occupant. The Company used a net $30.2 million in its financing activities, which included (i) additional borrowings of $26.1 million, net of debt issuance costs, (ii) $14.7 million of loan amortization and debt repayments, (iii) $43.6 million of common and preferred dividends, (iv) $2.9 million of Cash Flow Support (see Note 8 to the Consolidated Financial Statements), and (v) $0.9 million of preferred stock buybacks.

          1999 Cash Flows

           During 1999, the Company generated $56.9 million in cash flows from operating activities, which is net of an aggregate $1.4 million negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $53.2 million in its existing properties in 1999 which included $16.2 million in the Valley Mall redevelopment project, $12.3 million in the expansion/renovation of Washington Crown Center, and $13.9 million in mall shop tenant allowances. The Company received $3.4 million in cash from a note receivable in connection with the sale of Middletown Mall in 1998. The Company used a net $3.6 million in its financing activities, which included (i) additional borrowings of $29.2 million under its modified line of credit facility much of which was used for the Valley Mall expansion project (see Note 5 to the Consolidated Financial Statements), (ii) $12.7 million in borrowings under its construction loan for Washington Crown Center, (iii) $5.2 million in debt amortization and debt issuance costs, (iv) $43.2 million paid in common and preferred dividends, and (v) $3.0 million received in Cash Flow Support.

          1998 Cash Flows

           During 1998, the Company generated $57.0 million in cash flows from operating activities, which is net of $1.7 million net positive impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $63.5 million in its existing properties in 1998 which included $11.7 million in the expansion/renovation of Washington Crown Center, $9.5 million in the expansion/renovation of Patrick Henry Mall, $4.1 million in the Valley Mall redevelopment project, and $16.5 million in mall shop tenant allowances. The Company also spent $46.7 million to acquire three properties not including $14.7 million of debt assumed in connection with the Crossroads Mall and Greater Lewistown Plaza acquisitions and $4.5 million in additional partnership units issued in 1998 related to Middletown Mall and Greater Lewistown Plaza (see Notes 13 and 14 to the Consolidated Financial Statements). The Company also received $8.1 million in cash from the sale of Middletown Mall. The Company generated net $51.8 million from its financing activities, which included (i) $465.0 million from the 10-year mortgage loan with General Electric Capital Corporation offset by the related refinancing of $421.0 million of debt (see Note 5 to the Consolidated Financial Statements), (ii) $46.7 million in borrowings under the GECC lines of credit that was used for property acquisitions, (iii) $22.0 million  in  new  borrowings under the GECC general line of credit  for  general working capital purposes, (iv) $10.5 million in construction loan draws and other borrowings, (v) $9.9 million in loan paydowns and principal amortization,
(vi) $16.6 million cash portion of extraordinary losses on early extinguishment of debt, (vii) $42.8 million paid in common and preferred dividends, and (viii) $3.8 million in Cash Flow Support. These financing cash flows exclude $14.7 million of debt that was assumed as part of property acquisitions and $4.5 million in issuance of partnership units as disclosed above.

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

       Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center and an expansion at
Valley Mall. The total cost of the two projects, including capitalized construction overhead, interest, and tenant allowances, are estimated at $33 million and $35 million, respectively, of which $31 million and $33 million, respectively, had been incurred as of December 31, 2000. In addition to amounts incurred at December 31, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Washington Crown Center project was financed by a bank construction loan which was prepaid in December 2000. The Valley Mall expansion was financed under the line of credit with General Electric Capital Corporation as described in Note 5 to the Consolidated Financial Statements.

      Also,  as  more  fully  described in Note 5 to the Consolidated  Financial
Statements, on August 28, 1998 the Company closed a $465 million 10-year mortgage with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance the $280.6 million Kidder Mortgage Loans, the $110.0 million interim mortgage loan (see below), and a $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years.

      As of December 31, 2000, the scheduled principal payments on all outstanding debt are $10.9 million, $33.9 million, $9.7 million, $218.5 million, and $9.2 million for the years ended December 31, 2001 through 2005, respectively, and $440.6 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2000, 1999, and 1998 were 2.07 to 1, 2.06 to 1, and 2.14 to 1, respectively.

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

           In periods of an economic slowdown, the Company may be subject to additional risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, bankruptcy of tenants, competition, inability to rent unleased space, lower tenant sales resulting in reduced percentage rents, and higher energy and other operating costs, all resulting in placing increased strain on the Company's financial condition.

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

Item 7 (a)     Quantitative and Qualitative Disclosures About Market Risk

           Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at December 31, 2000.

           In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with $141.1 million of variable-rate debt, which represents 19.5% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):

                                                                        2006 and
                                   Year ending December 31,             There-
                           2001     2002     2003     2004     2005      after

Long-term debt
  Fixed rate debt         $10.9    $33.9     $9.7     $77.4     $9.2    $440.6
Average interest rate     7.51%    7.95%    7.33%     8.19%    7.16%     7.52%
Variable rate debt            -        -        -    $141.1        -         -
  Average interest rate       -        -        -     8.81%        -         -

           Interest rate risk for the Company increased in 2000 due to an increase in variable rate debt from $112.6 million at December 31, 1999 to $141.1 million at December 31, 2000. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company may enter into interest rate derivative instruments to mitigate such risks in the future, but as of December 31, 2000, the Company had no such instruments outstanding.

          A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.9 million based on the level of variable rate debt outstanding at December 31, 2000.

          In January 2001, the Company entered into an interest rate swap with a bank that effectively locks in a LIBOR rate of 5.28% for two years on $25 million of the Company's floating rate debt. The Company has designated this transaction as a cash flow hedge of a floating-rate liability.

Item 8.        Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown American
Realty Trust and subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included in Part IV of the 2000 Form 10-K are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
February 22, 2001



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

                                                 Year Ended December 31,
                                            2000            1999         1998

                                          (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                             $  108,299      $  101,978    $  93,521
Percentage rent                               8,224           7,077        7,191
Property operating cost recoveries           36,323          34,314       31,603
Temporary and promotional leasing            10,840          10,654        9,661
Net utility income                            3,562           3,157        2,991
Miscellaneous income                          3,129             695          814
Net                                         170,377         157,875      145,781
Property operating costs:
Recoverable operating costs                  47,549          45,346       42,788
Property administrative costs                 2,583           2,375        2,533
Other operating costs                         3,707           1,991        2,262
Depreciation and amortization                47,754          44,306       41,712
Net                                         101,593          94,018       89,295
Net                                          68,784          63,857       56,486
Other expenses:
General and administrative                   5,167         4,751           5,066
Restructuring costs                            369         2,251               -
Interest, net                               57,062        51,075          45,417
Net                                         62,598        58,077          50,483
Net                                          6,186         5,780           6,003
Property sales:
Gain on sale of outparcel land                 924           471           1,210
Gain (loss) on asset sales                   (224)         1,290               -
Net                                            700         1,761           1,210
Income before cumulative effect of
accounting change, extraordinary items
and minority interest                        6,886         7,541           7,213

Cumulative effect of change in
accounting method                                -             -         (1,703)
Extraordinary loss on early
extinguishment of debt                       (243)             -        (22,512)

Income (loss) before minority interest
in Operating Partnership                     6,643         7,541        (17,002)

Minority interest in Operating               (664)         1,734           8,363
Partnership

Net income (loss)                            5,979         9,275         (8,639)

Dividends on preferred shares             (13,695)      (13,750)        (13,750)

Net (loss) applicable to common shares   $ (7,716)     $ (4,475)      $ (22,389)

Per common share information:
Basic EPS
(Loss) before extraordinary items        $  (0.28)     $  (0.71)      $   (0.18)
Cumulative effect of a change in
accounting method                                -             -          (0.05)
Extraordinary items                         (0.01)             -          (0.62)
Net (loss)                               $  (0.29)     $  (0.17)      $   (0.85)

Weighted average shares outstanding
(000)                                       26,208        26,208          26,393

Diluted EPS
(Loss) before extraordinary items       $   (0.28)    $   (0.17)      $   (0.18)
Cumulative effect of a change in
accounting method                                -             -          (0.05)
Extraordinary items                         (0.01)             -          (0.62)
Net (loss)                               $  (0.29)    $   (0.17)      $   (0.85)

Weighted average shares outstanding
(000)                                       26,208        26,208          26,393


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

                                                             December 31,
                                                         2000            1999
                                                       (in thousands, except
                                                               share
                                                         and per share data)
Assets

Income-producing properties:
Land                                                  $   145,936    $   154,341
Buildings and improvements                              1,024,191        986,042
Deferred leasing and other charges                         45,752         44,313
Net                                                     1,215,879      1,184,696
Accumulated depreciation and amortization               (430,474)      (388,965)
Net                                                       785,405        795,731

Minority interest in Operating Partnership                  3,050              -

Other Assets:
Investment in joint venture                                 4,424          5,055
Cash and cash equivalents                                  14,613         17,171
Restricted cash and escrow deposits                         8,803         15,635
Tenant and other receivables                               18,191         15,859
Deferred charges and other assets                          21,015         25,757
Net                                                   $   855,501    $   875,208

Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties                   $   722,848    $   709,000
Accounts payable and other liabilities                     36,081         37,630
Net                                                       758,929        746,630

Minority interest in Operating Partnership                      -          2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11.00%
cumulative, $.01 par value, 2,500,000 shares
authorized and issued at both December 31,
2000 and 1999                                                  25            25
Common shares, par value $.01 per share, 120,000,000
shares authorized, 27,742,317 shares issued at both
December 31, 2000 and 1999                                    277            277
Additional paid-in capital                                317,475        316,421
Accumulated deficit                                     (205,624)      (176,220)
Net                                                       112,153        140,503

Less common shares held in treasury at cost,
1,534,398 shares at both December 31, 2000
and 1999                                                 (14,652)       (14,652)

Less preferred shares held in treasury at cost,
25,000 shares and 0 shares at December 31, 2000
and 1999, respectively                                      (929)              -
Net                                                        96,572        125,851
Net                                                   $   855,501    $   875,208

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                   Year Ended December 31,
                                                2000        1999         1998

                                                        (in thousands)

Cash flows from operating activities:
Net income (loss)                             $   5,979   $   9,275  $   (8,639)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Minority interest in Operating Partnership          664     (1,734)      (8,363)
Equity earnings in joint venture                  (210)       (235)        (360)
Depreciation and amortization                    53,991      50,071       48,411
(Gain) loss on asset sales                          224     (1,290)            -
Extraordinary loss on early extinguishment of
debt                                                243           -       22,512
Cumulative effect of a change in accounting
method                                                -           -        1,703
Restructuring costs                                 369       2,251            -
Net changes in:
Tenant and other receivables                    (2,423)       1,571      (2,147)
Restricted cash and escrow deposits                 729       (125)      (1,082)
Deferred charges and other assets                   643     (1,583)      (6,929)
Accounts payable and other liabilities          (1,923)     (1,262)       11,878
Net cash provided by operating activities        58,286      56,939       56,984

Cash flows from investing activities:
Investment in income properties                (46,115)    (53,179)     (63,479)
Change in investing escrow deposits               6,120       (475)      (2,674)
Acquisitions of enclosed malls, net of debt
assumed                                               -           -     (46,720)
Proceeds from asset sales                         8,898       3,361        8,148
Distributions from joint venture                    472         610            -
Net cash (used in) investing activities        (30,625)     (49,683)   (104,725)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan
deposits and prepayment penalties                63,916      56,349      576,037
Cost of issuance of debt                        (2,159)     (2,351)      (6,806)
Debt repayments                                (50,328)    (17,350)    (476,108)
Dividends and distributions paid on common
shares and partnership units                   (29,926)    (29,474)     (29,063)
Dividends paid on senior preferred shares      (13,695)    (13,750)     (13,750)
Net proceeds from exercise of share options
and from dividend reinvestment plan                   -           6          117
Purchase of common shares held in treasury            -           -      (2,430)
Purchase of senior preferred shares held in
treasury                                          (929)           -            -
Cash flow support payments                        2,902       2,973        3,784
Net cash (used in)  provided by financing
activities                                      (30,219)     (3,597)      51,781

Net (decrease) increase in cash and cash
equivalents                                     (2,558)       3,659        4,040

Cash and cash equivalents, beginning of period   17,171      13,512        9,472

Cash and cash equivalents, end of period      $  14,613   $  17,171  $    13,512



Supplemental Disclosures:

Interest paid (net of amounts capitalized)    $  54,765   $  49,362  $    42,674
Interest cost capitalized                     $     839   $   1,636  $     2,192

Non-cash financing activities:
Issuance of partnership units related to the
purchase of Middletown Mall and Greater
Lewistown Center                              $       -   $       -  $     4,479
Debt assumed as part of properties acquired   $       -   $       -  $    14,718


The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity




                                        Common      Senior            Additional
                                        Shares     Preferred  Common    Paid-in
                                      Outstanding  Shares     Shares    Capital

                                                  (in thousands)
Balance, December 31, 1997              26,475 $      25 $     277    $  308,571

Common shares issued under
employee option plan                        14                             117
Common shares purchased and
held in treasury                         (282)
Transfer in (out) of limited
partners' interest in the Operating
Partnership                                                              2,817
Capital contributions from Crown
Investments Trust:
Cash flow support                                                        2,747
Net (loss)
Dividends paid or accrued:
Preferred shares
Common shares

Balance, December 31, 1998              26,207       25        277     314,252

Common shares issued under
employee option plan                         1                               6
Transfer in (out) of limited
partners' interest in the Operating
Partnership                                                                  8
Capital contributions from Crown
Investments Trust:
Cash flow support                                                        2,155
Net income
Dividends paid or accrued:
Preferred shares
Common shares

Balance, December 31, 1999              26,208       25        277     316,421

Preferred shares (25) purchased and
held in treasury
Transfer in (out) of limited
partners'
interest in the Operating                                                 (57)
Partnership
Capital contributions from Crown
Investments Trust:
Cash flow support                                                        1,111
Net income
Dividends paid or accrued:
Preferred shares
Common shares

Balance, December 31, 2000              26,208 $      25 $     277    $  317,475


                                                                Senior
                                                     Common    Preferred
                                                     Shares     Shares
                                        Accumulated  Held in    Held in
                                          Deficit    Treasury   Treasury   Total
                                                      (in thousands)

Balance, December 31, 1997             $ (106,881)  $ (12,222) $   - $   189,770

Common shares issued under
employee option plan                                                        117
Common shares purchased and
held in treasury                                       (2,430)           (2,430)
Transfer in (out) of limited partners'
interest in the Operating Partnership                                     2,817
Capital contributions from Crown
Investments Trust:
Cash flow support                                                         2,747
Net (loss)                                  (8,639)                     (8,639)
Dividends paid or accrued:
Preferred shares                           (13,750)                     (13,750)
Common shares                              (21,115)                     (21,115)

Balance, December 31, 1998                (150,385)   (14,652)     -     149,517

Common shares issued under
employee option plan                                                          6
Transfer in (out) of limited partners'
interest in the Operating Partnership                                         8
Capital contributions from Crown
Investments Trust:
Cash flow support                                                         2,155
Net income                                    9,275                       9,275
Dividends paid or accrued:
Preferred shares                           (13,750)                     (13,750)
Common shares                              (21,360)                     (21,360)

Balance, December 31, 1999                (176,220)   (14,652)     -     125,851

Preferred shares (25) purchased and
held in treasury                                                (929)     (929)
Transfer in (out) of limited partners'
interest in the Operating Partnership                                      (57)
Capital contributions from Crown
Investments Trust:
Cash flow support                                                         1,111
Net income                                    5,979                       5,979
Dividends paid or accrued:
Preferred shares                           (13,695)                     (13,695)
Common shares                              (21,688)                     (21,688)

Balance, December 31, 2000              $ (205,624) $(14,652) $ (929) $   96,572


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

As described in Notes 13 and 14 to the Consolidated Financial Statements, the Company acquired three properties in 1998, and sold two properties, one each in 1998 and 2000.

As further described in Note 6 to the Consolidated Financial Statements, on July 3, 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial offering price of $50.00 per share.

Nature of Operations

The Company is a fully-integrated real estate company primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other specialty retailers. Approximately 59% of the Company's revenues were derived from malls located in Pennsylvania. The Company's top five tenants in terms of year 2000 total revenues are as follows:

                                Percent of  Total Revenues
                                      2000      1999

Sears Roebuck and Co.                 5.2%      5.6%
J C Penney, Inc.                      4.1%      4.3%
The Limited Stores, Inc.              3.1%      3.7%
The Bon-Ton Stores, Inc.              2.9%      3.1%
Gap, Inc.                             2.7%      1.5%

Amounts for Gap, Inc. include Gap, Gap Kids, and Old Navy.

The Properties currently consist of: (1) 26 wholly-owned enclosed shopping malls (and adjacent outparcels and strip centers at certain of the enclosed malls) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania,
(3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain. The Company also owns approximately 76 acres of land in the vicinity of certain of the mall properties which are held for development, ground lease, or sale to third parties.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of debt instruments, and trends in the national and local economy, including interest rates, income tax laws, governmental regulations and legislation, and population trends.

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by six partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at December 31, 2000 the Company held 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Such capitalized costs were $6.5 million, $7.3 million, and $6.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. All other repair and maintenance items are expensed as incurred. Total expensed repairs and maintenance costs were $10.9 million, $10.0 million, and $9.3 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Substantially all of the income-producing properties have been pledged to secure the Company's currently outstanding debt and the $181.0 million in lines of credit ($141.1 million borrowed under the lines of credit as of December 31, 2000).

Interest and Financing Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $0.8 million, $1.6 million, and $2.2 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Interest expense includes amortization of deferred financing costs related to completed financings (see Note 3 to the Consolidated Financial Statements) and is net of miscellaneous interest income on cash and escrow deposit balances aggregating $1.2 million, $1.7 million, and $1.3 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Financing costs are based on actual costs incurred in obtaining the financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early is written off as an extraordinary item.

Revenue Recognition

The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rents are recognized on a straight-line basis; as such, the rental revenues for leases which contain rent abatements and contractual increases are recognized on a straight-line basis over the initial term of the related lease. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the expenses are incurred. These recoveries also include certain capital expenditures that are recovered from the tenants in the period the depreciation is recognized. Percentage rent is recognized at the point in time a specific tenant's sales breakpoint is achieved.

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

The Company's taxable income (loss) (before the dividends paid deduction) for the years ended December 31, 2000, 1999, and 1998, was approximately $8.6 million, $13.6 million, and $(6.1) million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. In order to maintain REIT status, the Company must distribute to its common and preferred shareholders at least 95% of its taxable income in the form of deductible dividends. Effective for the Company's 2001 tax year, the distribution requirement declines to 90% of its taxable income. This required distribution is significantly less than the amounts actually distributed each year since 1993 when the Company elected REIT status.

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

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:

                                Total Paid         Current
                                Per Common         Taxable       Non-Taxable
                                   Share          Dividends    Return of Capital

Year ended December 31, 2000      $0.8275            0%              100%
Year ended December 31, 1999      $0.8150            5%               95%
Year ended December 31, 1998      $0.8000            0%              100%

During the years ended December 31, 2000, 1999, and 1998, the Company paid dividends of $5.50 per preferred share. The 2000 preferred dividends were 80% taxable income and 20% return of capital, the 1999 dividends were 100% taxable income, and the 1998 dividends were 100% return of capital.

Investment in Joint Venture

The Company's 50% joint venture investment in Palmer Park Mall Venture, which owns Palmer Park Mall (not managed by the Company), is accounted for under the equity method. As such, the Company's 50% share of the joint venture's net income is reflected in miscellaneous income in the period earned and distributions received from the joint venture are reflected as a reduction in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $3.6 million at
December 31, 2000, with a remaining amortization period of approximately 10 years. The Company has guaranteed $9.7 million of the total $19.4 million of mortgage debt owed by Palmer Park Mall Venture.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At December 31, 2000 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income
(loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2000 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2000 has been limited to $3.1 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $2.6 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the third and fourth quarter of 2000.

Cash and Cash Equivalents

Cash and cash equivalents includes all unrestricted cash and cash equivalent investments with original maturities of three months or less.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic loss per common share are identical for 2000, 1999, and 1998.

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregat-ed 940,720, 1,022,345, and 102,625 for the years ended December 31, 2000, 1999, and 1998, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for 2000, 1999, and 1998 would have included approximately 16,000 shares, 0 shares, and 115,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The application of this standard has had no effect on the Company's financial position and results of operations for the year ended December 31, 2000. In January 2001, the Company entered into a $25 million interest rate swap and will apply the guidance set forth in SFAS No. 133 to this transaction.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101, among other things, provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at December 31, 1999 and 2000.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):

                                         December 31, 2000     December 31, 1999

Deferred financing costs                     $   9,200            $   9,361
Deferred operating covenant costs                    0                2,623
Prepaid expenses and miscellaneous
 receivables                                     5,156                8,495
Furniture, fixtures, equipment, and other        6,659                5,278
Net                                          $  21,015            $  25,757

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 2000, consists of approximately $4.1 million related to the $465 million mortgage debt refinancing with GECC in August 1998, approximately $3.9 million related to the GECC line of credit entered into in 1997 and the modifications and expansions thereto in 1999 and 2000, and $1.2 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $2.3 million, $1.7 million, and $2.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $0.2 million and $5.9 million for the years ended December 31, 2000 and 1998, respectively. Deferred financing costs incurred and capitalized were $2.4 million, $3.7 million, and $6.8 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

Deferred Operating Covenant Costs

During fiscal year 1991, approximately $23 million was paid to three anchor tenants with respect to leases at ten of the malls and in 1992 an additional $4 million was paid in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases beyond fiscal year 2000. In April 1993, an additional $0.2 million was paid to another tenant to obtain similar rights. These costs were capitalized and are being amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million in each of the years ended December 31, 2000, 1999, and 1998. At December 31, 2000, all deferred operating covenants have been amortized in full.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregate approximately $9.0 million. As of December 31, 2000, all of these costs have been incurred and capitalized in the consolidated financial statements.

NOTE 4 - RESTRUCTURING COSTS

During the first and third quarters of 1999 and the first quarter of 2000, the Company recorded restructuring charges of $1.0 million, $1.2 million, and $0.4 million, respectively, related to severance and related costs for employees affected by three reductions in the number of corporate office staff together with reductions in other corporate office-related expenses. The restructurings involved approximately forty-seven home office employees whose positions were terminated and who represented a cross-section of management, clerical, and secretarial employees.

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. Approximately $0.8 million was paid out during 2000 related to the three restructuring programs outlined above. Approximately $0.2 million of liability remains at December 31, 2000 and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that the majority of this liability will be paid in 2001.

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):

                                  December 31, 2000        December 31, 1999

Mortgage loans                        $ 463,478                $ 465,000
Permanent loans                         118,253                  131,429
Construction loans                            -                   15,625
Secured lines of credit                 141,117                   96,946
Net                                   $ 722,848                $ 709,000

Mortgage Loans

On August 28, 1998, the Company closed a $465 million 10-year mortgage with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance the $280.6 million remaining balance of the Kidder Mortgage Loans, which were originated at the time of the Company's initial public offering, the $110.0 million interim mortgage loan (see below), and a $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110.0 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. Crown Investments has guaranteed $250 million of the GECC Mortgage Loan.

Permanent Loans

At December 31, 2000, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership or its subsidiaries. Included in permanent loans is a $2.3 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by the Company's headquarters which is being amortized through October 2006. A $1.0 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $1.0 million letter of credit. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.9 million.

Construction Loans

In September 1998 the Company entered into a $26.8 million construction and three-year permanent bank loan to finance a renovation and expansion of Washington Crown Center. The loan had an interest rate of LIBOR plus 1.90%. The construction loan was prepaid in December 2000, and $243,000 of unamortized deferred financing costs were written-off as an extraordinary loss. Washington Crown Center was added as a secured mall in the GECC line of credit in December 2000.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter. Availability under the line is based on the level of operating income generated at the properties; at December 31, 2000, total borrowing capacity was approximately $156.6 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $141.1 million at December 31, 2000.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and currently matures on April 30, 2002. There were no borrowings outstanding under this line as of December 31, 2000.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended December 31, 2000. Twenty-one of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC line of credit. Eighteen of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of the eighteen special purpose subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates

The GECC Mortgage Loans and the eight permanent loans with an aggregate principal balance of $581.7 million at December 31, 2000 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at December 31, 2000 and 1999 was 7.63%. The weighted average interest rate during the years ended December 31, 2000, 1999, and 1998 was 7.63%, 7.63%, and 7.58%, respectively. The two lines of credit with an aggregate principal balance of $141.1 million at December 31, 2000 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rate debt at December 31, 2000 and 1999 was 8.81% and 8.63%, respectively. The weighted average interest rate on the variable rate debt during the years ended December 31, 2000, 1999, and 1998 was 9.02%, 7.67%, and 7.50%, respectively.

In January 2001, the Company entered into an interest rate swap with a bank that effectively locks in a LIBOR rate of 5.28% for two years on $25 million of the Company's floating rate debt. The Company has designated this transaction as a cash flow hedge of a floating-rate liability.

Debt Maturities

As of December 31, 2000, the scheduled principal payments on all debt are as follows (in thousands):

     Year Ending
     December  31,
      2001                                    $  10,868
      2002                                       33,902
      2003                                        9,667
      2004                                      218,497
      2005                                        9,197
      Thereafter                                440,717
      Net                                     $ 722,848

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

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.50 times EBITDA, as defined, (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio computed as of December 31, 2000, is 5.91 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (defined below) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum. The Preferred Liquidation Preference Amount is equal to the sum of $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon (including any additional dividends) and whether or not earned or declared to the date of payment.

From time to time the Company's Board of Trustees has authorized the Company to make open market purchases of the Company's common and preferred shares. During 1998 and 1997, the Company had repurchased 1,534,398 common shares for an aggregate purchase price of $14.7 million, and during 2000, 25,000 preferred shares were repurchased for an aggregate purchase price of $0.9 million. All repurchased shares are currently held as treasury shares. Additional repurchases of common and preferred shares will require approval by the Board. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common and preferred Partnership Units for the equivalent repurchase costs, thus maintaining a 1.0 to 1.0 relationship between the number of the Company's outstanding common and preferred shares of beneficial interest and the number of common and preferred Partnership Units in the Operating Partnership that are owned by the Company.

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls and the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 2000, are as follows (in thousands):

     Year Ending
     December  31,

      2001                                   $ 108,853
      2002                                      98,484
      2003                                      82,515
      2004                                      74,565
      2005                                      66,541
      Thereafter                               251,640
      Net                                    $ 682,598

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):

                     Beginning                                       Ending
   Year Ended        Balance   Additions   Amortization    Other     Balance

December 31, 2000    $ 15,807  $ 2,673     $ 3,331         $ (142)   $ 15,007
December 31, 1999      16,474    2,705       3,372               -     15,807
December 31, 1998      16,348    4,550       3,673           (751)     16,474

NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments, and its subsidiary, Crown American Investment Company, have certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their common Partnership Units for a price equal to the equivalent value of the common shares of the Company (on a one-for-one basis). Crown Investments currently owns 8,169,939 common Partnership Units and Crown American Investment Company owns 1,786,459 common Partnership Units. The obligation to redeem these Partnership Units may be assumed by the Company in exchange for, at the Company's election, either shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 16.0% of the outstanding shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with shares to the extent  that  Crown Investments and its affiliates own less than  16.0%  of  the outstanding shares. Crown Investments and its subsidiary have pledged substantially all their Partnership Units (the "Pledged Units") as collateral for a loan made by an unrelated third party. In June 1995 and in August 1999 the Company filed Registration Statements on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Shelf Registration is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

The Company manages certain retail properties for Crown Associates and its affiliate pursuant to a management agreement. For its services, the Company receives management and leasing fees which amounted to $0.04 million, $0.04 million, and $0.06 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.4 million, $0.1 million, and $0.1 million for the years ended December 31, 2000, 1999, and 1998, respectively, and are included in miscellaneous income.

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

The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis, up to a maximum of $1.0 million per quarter, that each of these four malls will generate a stipulated aggregate amount of base rents from each such mall. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. The 1997 amendment provided that the quarterly support amounts after 1997 shall be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with a fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement presently continue as to all four malls and will terminate as to a mall when the aggregate base rents at such mall achieve the stipulated amount over four consecutive quarters (as determined by the independent trustees of the Company). No support payments were required for Mt. Berry Square for the third and fourth quarter of 2000, and none are expected for the first and second quarters of 2001. If that occurs, Crown Investments' support obligation shall cease for Mt. Berry Square at the end of the second quarter 2001.

Total cash flow support earned by the Company was $2.9 million, $3.0 million, and $3.8 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Earned support payments and funded tenant improvements under the Support Agreement are accounted for as capital contributions made by the minority owner in the Operating Partnership. As a result of the above transactions, the Company had a receivable of $0.6 million from Crown Investments at December 31, 2000.

Crown Associates Lease at Pasquerilla Plaza

Approximately 14,600 square feet of Pasquerilla Plaza is leased to Crown Associates and an affiliate for annual base rent of approximately $0.28 million. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease with Crown Associates ends July 31, 2003 and includes a five-year renewal option at then market rents. The lease with the affiliate ends March 31, 2009, but the affiliate has the right to cancel the lease at the end of March 31, 2004. Total rent earned by the Company for the years ended December 31, 2000, 1999, and 1998 was $0.29 million, $0.28 million, and $0.26 million, respectively.

Lease at Logan Valley Mall between the Company and Crown American Enterprises

Crown American Enterprises (CAE) entered into a lease for a 1,962 square foot mall shop space at the Company's Logan Valley Mall. CAE subsequently assigned this lease to Crown Max LLC, a company which is owned by CAE and an unrelated third party. The lease began on January 1, 1998 and had a ten-year term with an annual base rent of $44,000 plus contributions to common area maintenance and real estate taxes. Management believes the terms were comparable to rates for similar space rented to third parties at this property. CAE used this space to operate a virtual-reality entertainment facility. In addition to the rental income, the Company was interested in determining the economic feasibility of adding similar entertainment facilities to other Company malls. CAE closed the entertainment facility on December 31, 1998, and the Company and CAE negotiated a lease surrender and termination agreement whereby CAE paid an additional $22,000 to the Company as consideration for the lease termination as of December 31, 1998. The total amounts received by the Company under the lease, including the lease termination payment, exceeded the Company's non-recoverable investment in the leased premises.

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs related to its administration, communications, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. Conversely, Crown Associates and its affiliates charge the Company for use of their corporate aircraft, hotel and dining services. Such costs totaled $0.1 million, $0.4 million, and $0.8 million for the years ending December 31, 2000, 1999, and 1998, respectively. There were no amounts due to or from Crown Associates and Crown Holding at December 31, 2000 as a result of the above transactions.

NOTE 9 - LEASES

The Company is the lessee under third-party ground leases for Shenango Valley Mall and Crossroads Mall and is the lessee under two third-party ground leases for Uniontown Mall. The Shenango Valley Mall lease expires on July 24, 2017. The Crossroads lease expires in October, 2027 with a 49 year option period. One lease for Uniontown Mall expires on March 30, 2038 with up to seven five-year renewal options and the other lease expires on April 30, 2039 with up to four five-year renewal options. All four leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 2000, 1999, and 1998 was $0.23 million, $0.30 million, and $0.25 million, respectively. Future minimum lease payments on these leases are $0.17 million per year through 2005 and $4.5 million for all years thereafter.

Under the Uniontown Mall lease additional rents are paid based on mall tenant percentage rents. These additional rents were $0.10 million, $0.08 million, and $0.06 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

Capital Leases

Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. Capital lease obligations amounted to $2.4 million and $0.9 million at December 31, 2000 and 1999, respectively, and are included in accounts payable and other liabilities.

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

The receipt of benefits attributable to the Operating Partnership's Matching Contribution and Supplemental Employer Contribution is subject to the vesting and forfeiture provisions of the Retirement Savings Plan. Supplemental Employer Contributions become 100% vested after five years of service is credited to the employee. Matching Contributions become vested 20% after two years of service and an additional 20% becomes vested per year thereafter. Other amounts are fully vested at all times. Total plan costs for the years ended December 31, 2000, 1999, and 1998, were $0.58 million, $0.55 million, and $0.60 million respectively.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings Plan. The plan became effective January 1, 1997, and $0.09 million, $0.10 million, and $0.13 million  was  deferred in 2000, 1999, and 1998, respectively,  under  the  plan.
Amounts deferred are charged to expense in the current period; as such, all compensation expense under the above plans is being fully recognized as it is earned.

Share Incentive Plans

Prior to the initial public offering, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"), and the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan"). Under the Employee Option Plan, options to purchase a total of 2,200,000 common Partnership "Units" of the Operating Partnership are currently available for grant to officers and key employees. The Company's Chairman and CEO currently does not participate in any share incentive plan. Under the Employee Option Plan, options are to be granted at not less than the market value of the common shares on the date of grant.

Under the Employee Option Agreements, an option first becomes exercisable to the extent of 20% of the total number of Units subject to the option on each of the second, third, fourth, fifth and sixth anniversaries of the date of the grant of the option. If employment is terminated after the option has partially or fully vested, the option may be exercised to the extent it was exercisable at the time of termination of employment. There are certain limitations on the timing of exercise of the option after termination of employment. Currently, all the Option Agreements provide that options expire five years after the date they first become exercisable.

Option transactions under the Employee Option Plan are as follows:



FT NOTE 10

                                            Year Ended December 31,
                                     2000            1999            1998
                                        Weighted        Weighted        Weighted
                                         Average         Average         Average
                                 Number   Exer-  Number   Exer-   Number   Exer-
                                  of      cise     of     cise      of     cise
                                 Units    Price   Units   Price    Units   Price
Options outstanding, beginning
of period                      968,095 $ 8.12  1,179,870 $ 8.14  1,126,000 $8.13
Granted                        532,500   5.48     65,000   7.27    150,000  8.84
Canceled                     (292,000)    7.9  (276,000)   8.02   (88,800)  9.13
Exercised                            -      -      (775)   7.75    (7,330)  7.83
Options outstanding, end of
period                       1,208,595 $ 7.00    968,095 $ 8.12  1,179,870 $8.14

Range of option exercise     $5.19 to           $6.06 to         $7.75 to
prices                          $9.25              $9.25            $9.25
Weighted average fair value
of options granted during
the year                        $0.09              $0.52            $0.30
Weighted average contractual
life at end of period
(in years)                        6.1                5.1              5.9
Options exercisable at period
end                           368,076            393,522          187,974
Total compensation expense
recognized during the period $      0          $       0        $       0


Option transactions under the Trustees' Option Plan are as follows:


                                            Year Ended December 31,
                                    2000             1999            1998
                                       Weighted         Weighted        Weighted
                                        Average          Average         Average
                                Number   Exer-    Number  Exer-  Number   Exer
                                  of     cise       of    cise     of     cise-
                                Units    Price     Units  Price   Units   Price
Options outstanding, beginning
of period                       62,000   $ 7.58   43,500  $ 8.74  30,000  $10.27
Granted                         20,000     5.31   20,000    5.50  25,000    8.19
Expired/Canceled               (1,000)     7.87  (1,500)    8.02 (4,500)   15.22
Exercised                            -        -        -       - (7,000)    8.85
Options outstanding, end of
period                          81,000   $ 7.01   62,000  $ 7.58  43,500   $8.74

Range of option exercise
prices                        $9.94 to          $9.94 to        $13.50 to
                                 $5.31             $5.50            $7.50
Weighted average fair value
of options granted during the
year                             $0.13             $0.34           $0.32
Weighted average contractual
life at end of period
(in years)                        4.35              3.97            3.50
Options exercisable at period
end                             81,000            62,000          43,500
Total compensation expense
recognized during the period        $0                $0              $0


The Trustees' Option Plan was amended and restated effective as of December 30, 1997. As amended, options to purchase a total of 125,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Each non-employee Trustee automatically is granted on December 31 of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant. The amended Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares at the date of grant upon the appointment or election of each new non-employee Trustee to the Board. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant. Options under the Trustees' Option Plan expire five years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 14.67%, 11.30%, and 9.06%; expected volatility of 23%, 30%, and 16%; risk-free interest rates of 6.4%, 5.6%, and 5.1% for Employee options and 5.1%, 6.5%, and 5.0% for Trustee options; and expected lives of 9.0 years, 9.0 years, and 7.4 years for Employee options and 5.0 years for all Trustee options.

The Company measures compensation expense in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, at the time the options are granted no compensation cost was recognized in the accompanying Consolidated Financial Statements. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the years ended December 31, 2000, 1999, and 1998 would have been reduced by approximately $0.03 million, $0.05 million, and $0.10 million, respectively, or $0.001, $0.002, and $0.004 per share, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND MARKET RISKS

Statement  of  Financial Accounting Standards No. 107, Fair Value  of  Financial
Instruments, requires disclosures about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the estimated fair value of the Company's fixed rate debt approximates its $581.7 million carrying amount at December 31, 2000. The remaining $141.1 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

At December 31, 1999, the carrying amount of the Company's $596.4 million of fixed rate debt had an estimated fair value of $560.5 million. The remaining $112.6 million of debt at December 31, 1999 was at floating rates which approximated current rates then available to the Company, and accordingly the fair value of such floating rate debt approximated the carrying amount at that date.

Accounts receivable and accounts payable carrying amounts approximate the fair value of accounts receivable and accounts payable balances, respectively, at both December 31, 2000 and 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for worker's compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 2000, 1999, and 1998 was $4.3 million $3.9 million and $4.0 million, respectively, and is included in accounts payable and other liabilities.

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

Shareholder litigation

On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint ("the Consolidated action") was filed on July 30, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

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

On January 9, 2001, the plaintiffs in the Warden action and a third individual filed a complaint in the Court of Common Pleas of Philadelphia County (the Stein action) asserting state law claims against the Company which are substantially similar to the claims and allegations made in the Warden action and dismissed with prejudice by the United States District Court for the Western District of Pennsylvania and the Third Circuit Court of Appeals. The Company intends to vigorously defend the Stein action, which is currently in a preliminary stage. Based on the advice of legal counsel, the Company believes that it and the named officers have substantial defenses to the plaintiffs' claims. The Company's current and former officers are covered under a liability insurance
policy paid for by  the Company.   The Company's officers also have
indemnification agreements with  the Company.

On February 8, 2001, subject to court approval, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Agreement") in the Consolidated action. Pursuant to the terms of the Settlement Agreement, the parties agreed to settle the Consolidated action as a class action for a total payment of $1.1 million for all claims, administrative expenses, litigation costs and attorney's fees, which sum is to be paid by the Company's insurer pursuant to a liability insurance policy. The Company and its officers denied any liability. On February 14, 2001, the court issued an order preliminarily approving the Settlement Agreement, certifying the case as a class action, directing the issuance of notice to members of the class and scheduling a final hearing on the settlement for May 31, 2001. The Company believes that the Settlement Agreement should receive final approval by the Court, and that the Consolidated action should be dismissed with prejudice upon such final approval. While the final resolution of the Consolidated action and the Stein action cannot be presently determined, management does not believe that these actions will have a material adverse effect on the Company's results of operations or financial condition.

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $3.9 million as of December 31, 2000, excluding amounts committed in connection with mall expansions as described in Note 13 to the Consolidated Financial Statements.

NOTE 13 - MALL ACQUISITIONS AND EXPANSIONS

In May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 415,000 and 450,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which included 10 acres of vacant land at Jacksonville Mall. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties. Each property is held in a limited partnership or a limited liability corporation.

The Company has substantially completed construction of an expansion and redevelopment of Washington Crown Center in Washington, PA and an expansion at Valley Mall in Hagerstown, MD. The total costs of the two projects, including capitalized construction overhead, interest, and tenant allowances, will approximate $33 million and $35 million, respectively, of which $31 million and $33 million, respectively, had been incurred as of December 31, 2000. In addition to amounts incurred at December 31, 2000, the Company is committed for future payments under various construction purchase orders and certain leases. The Washington Crown Center expansion was largely financed under a bank construction loan that was refinanced in December 2000. The Valley Mall expansion was largely financed under the line of credit with GECC as described in more detail in Note 5 to the Consolidated Financial Statements.

NOTE 14  -  PROPERTY SALES AND DISPOSALS

In June 2000 the Company sold Greater Lewistown Plaza, a non-enclosed shopping center (which had been purchased from Crown Associates in 1998) located in Lewistown, Pennsylvania, to a third party at a price of $5.0 million. After selling expenses and commissions and after paying off the related first mortgage, this sale generated approximately $1.2 million in net cash proceeds for the Company. The sale did not result in a material gain.

In July 2000 the Company sold a 115,000 square foot anchor store building and related parking aggregating approximately 15.4 acres, located at Oak Ridge Mall in Oak Ridge, Tennessee, to Wal-Mart to accommodate a 95,700 square foot expansion of this store into a Wal-Mart Supercenter. This anchor store had been occupied by Wal-Mart under an operating lease. The sales proceeds of $4.25 million and an additional $1.3 million payment were applied by the Company to reduce the outstanding principal balance on the existing mortgage loan on Oak Ridge Mall. The sale resulted in a loss of $0.2 million.

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

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

NOTE 15 - SHAREHOLDER RIGHTS PLAN

In January 2000, the Company's Board of Trustees adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders and to assure that they receive fair treatment in the event of any proposed takeover of the Company. The intent of the Rights Plan is to encourage negotiation with the Company's Board of Trustees prior to any takeover attempt and to give the Board increased leverage in such negotiations. The Plan was not adopted in response to any specific offer or takeover threat.

In connection with the Rights Plan, the Company distributed one Preferred Share Purchase Right (a "Right") for each outstanding Common Share to common shareholders of record at the close of business on February 4, 2000. Each Right initially entitled the holder to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Shares at an exercise price of $20.00. The Rights will become exercisable after a person or group has acquired twenty percent or more of the Company's outstanding Common Shares or has announced a tender offer that would result in the acquisition of twenty percent or more of the Company's outstanding Common Shares. The Company's Board of Trustees has the option to redeem the Rights for $0.001 per Right prior to their becoming exercisable.

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

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 is shown below (in thousands, except per share data):


                                       First      Second      Third       Fourth
                                      Quarter     Quarter    Quarter     Quarter

Year ended December 31, 2000:

Revenues                            $  41,393  $  40,065   $  40,785   $  48,134
Operating income before interest,
asset sales and adjustments, and
extraordinary items                    14,640     14,532      14,999      19,077
Extraordinary (losses)                      -          -           -       (243)
Income before minority interest
in Operating Partnership                  737        728         803       4,375
Net (loss) allocated to common
shares                              $ (1,955)  $  (1,958)   $ (3,236)   $  (567)
Net (loss) per share:
Basic                               $   (.07)  $   (.08)    $   (.12)   $  (.02)
Diluted                             $   (.07)  $   (.08)    $   (.12)   $  (.02)

Year ended December 31, 1999:

Revenues                            $  37,850  $  37,305    $  37,874   $ 44,846
Operating income before interest,
asset sales and adjustments, and
extraordinary items                    12,455     13,336      12,779      18,285
Income (loss) before minority
interest in Operating Partnership         249        911       (116)       6,497
Net income (loss) allocated to
common shares                       $ (2,266)  $ (1,867)    $(2,570)    $  2,228
Net income (loss) per share:
Basic                               $   (.09)  $   (.07)   $   (.10)    $    .09
Diluted                             $   (.09)  $   (.07)   $   (.10)    $    .09


Earnings per share amounts for each quarter are required to be computed independently, and therefore, may not equal the amount computed for the year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable

                                    PART III

Items 10 through 13.

          In accordance with the provisions of General Instruction G (3) to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein
(except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2001, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


          The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                      Page No.

(a)      (1)   Financial Statements

               Report of Independent Public Accountants                  28

               Consolidated Statements of Operations of Crown
                 American Realty Trust for the years ended
                 December 31, 2000, 1999 and 1998.                       29

               Consolidated Balance Sheets of Crown American
                 Realty Trust as of December 31, 2000 and 1999.          30

               Consolidated Statements of Cash Flows of Crown
                 American Realty Trust for the  years  ended
                 December 31, 2000, 1999 and 1998.                       31

               Consolidated Statements of Shareholders' Equity
                 of Crown American Realty Trust for the years
                 ended December 31, 2000, 1999 and 1998.                 32

               Notes to Consolidated Financial Statements             33-50

          (2)  Financial Statement Schedules
               Schedule II - Valuation and Qualifying Accounts
                 and  Reserves                                           55
               Schedule III - Consolidated Real Estate and
                 Accumulated Depreciation                             56-57

 (b)      Reports on Form 8-K

          No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended December 31, 2000.

(c)       Exhibits
3.1       Second Amended and Restated Declaration of Trust of the Company. (c)
3.2       Bylaws of the Company. (c)
4.1 See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (c)
4.2 Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment
          No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3 Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement on Form S-3,
          filed on June 27, 1997
10.1 Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (a) First Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (b) Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (c) Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (d) Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (f)
10.2 (e)   Fifth  Amendment  to  Amended  and  Restated  Agreement  of
          Limited Partnership of Crown American Properties, L.P. (g)
10.2 (f)  Sixth  Amendment  to  Amended  and  Restated  Agreement  of
          Limited Partnership of Crown American Properties, L.P. (g)
10.2 (g)  Amendment dated September 10, 1998, to the Sixth Amendment to
          Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.3 Amended and Restated Partnership Agreement of Crown American Financing Partnership. (b)
10.4 Certificate of Incorporation and Bylaws of Crown American Financing Corporation. (b)
10.5      Real Estate Management  Agreements between the Operating Partnership
          and the following   entities:
          (a)   Financing Partnership (g)
          (b)   Crown American Associates (b)
          (h)   Crown American WL Associates, L.P., as amended (g)
          (i)   Crown American Acquisition Associates I, L.P. (f)
          (j)   Crown American Lewistown Associates, L.P. (g)
          (k)   Crown American Acquisition Associates II, L.P. (g)
          (l)   Crown American Crossroads LLC (g)
          (m)   Washington Crown Center Associates, L.P. (g)
10.6      Key Executive Bonus Incentive Plan. (c) #
10.6 (a)  Amended and Restated Key Executive Capital Incentive Plan dated
          July 25, 2000. (i) #
10.7       Retirement Savings Plan. (c) #
10.8 Sample Indemnification Agreement between the Company and its Trustees and officers (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
10.9 Permanent Loan Agreement between Crown American Financing, L.P. and Crown American W L Associates, L.P. and General Electric Capital Corporation (g)
10.10 Amended and Restated Credit Agreement with General Electric Capital Corporation, dated September 8, 1999 (h)
10.10 (a)  Second Amended and  Restated  Credit Agreement with General Electric
           Capital Corporation dated December 4, 2000. (i)
10.11      Amended and Restated Cash Flow Support Agreement, dated May 9, 1994
           (a)
10.11 (a)  Amendment dated December 3, 1997, to the Amended and Restated Cash
           Flow Support Agreement dated May 9, 1994. (f)
10.12      1993 Crown American Realty Option Plan. (c) #
10.13 Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997 (f) #
10.14 Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b) #
10.15      Sample Option Agreement for Trustees (together with a schedule
           identifying the other agreements    not being filed and material
           differences therein). (b)#
10.16      Not used
10.17 Registration Rights Agreement, dated as of August 13, 1999 between the Company and PNC Bank National Association (h)
10.18 Exchange Agreement, dated as of August 13, 1999, among PNC Bank, National Association, the Company, Crown American Properties, L.P., Crown Investments Trust, and Crown American Investment Company (h)
10.19      Crown American Properties L.P. Savings Restoration Plan (e) #
21         List of subsidiaries of the Company. (g)
21 (a)     Amended List of subsidiaries of the Company.  (i)
23         Consent of Arthur Andersen LLP (i)
24         Powers of Attorney (i)
99 (a)     Press release dated February 6, 2001 (i)
99 (b) Fourth Quarter 2000 Supplemental Financial and Operational Information Package (i)
(a) Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b) Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c) Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.
(d) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-91880, effective as of June 9, 1995.
(e) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1997.
(g) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1998.
(h) Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1999.
(i)        Filed herewith
#          Indicates management contract or compensatory plan or arrangement.


SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN AMERICAN REALTY TRUST

                                           By  /s/  Mark E. Pasquerilla
                                               Mark E. Pasquerilla
                                               Chief Executive Officer &
                                               President

Date:   February   26, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature                   Title                              Date

/s/ Mark E. Pasquerilla     Trustee, Chairman of the Board     February 26, 2001
Mark  E.  Pasquerilla       CEO and President

/s/  Terry L. Stevens       Trustee, Executive Vice President  February 26, 2001
Terry L. Stevens            and Chief Financial Officer

/s/ John A. Washko          Vice President and                 February 26, 2001
John A. Washko              Chief  Accounting  Officer

       *                    Trustee                            February 26, 2001
Clifford A. Barton

       *                    Trustee                            February 26, 2001
Donald F. Mazziotti

       *                    Trustee                            February 26, 2001
Peter J. Siris

       *                    Trustee                            February 26, 2001
Zachary  L.  Solomon



*By:  /s/ Terry L. Stevens
     Terry L. Stevens
     as Attorney-in-Fact




                                                                     Schedule II




CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)




                                         Additions
                                    Charged
                         Beginning     to                             Ending
    Description           Balance   Expense   Other    Deductions     Balance


December 31, 2000:

Allowance for doubtful
accounts                $   961    $  2,213   $     -   $   (601)   $   2,573

Restructuring costs         664         369         -       (802)         231

December 31, 1999:

Allownce for doubtful
accounts                  1,117       1,477         -     (1,633)         961

Restructuring costs           -       2,251         -     (1,587)         664

December 31, 1998:

Allowance for doubtful
accounts                  1,966         629         -     (1,478)       1,117




                                                                    Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2000
(Dollars in Thousands)

                                                          Costs Capitalized
                                 Initial Cost         Subsequent To Acquisition
                                        Buildings             Buildings
                                           and       Land       and       Carry-
                  Encum-                 Improve-   Improve-   Improve-    ing
Properties        brances       Land      ments      ments     ments      Costs
                                           (A)        (B)       (B)        (C)
Bradley Square
Cleveland, TN  $  12,701 (E)  $  7,012  $  29,385  $  (281)  $   3,400  $      0

Capital City
Harrisburg, PA    38,998         1,580     11,269     (193)     12,061       216

Carlisle
Carlisle, PA      10,922 (D)       379        611         9     10,274       139

Chambersburg
Chambersburg,     19,935 (F)     2,363     14,063        38     13,377       271
PA

Crossroads
Beckley, WV       14,040         2,732     19,941         8      1,906         0

Francis Scott
Key
Frederick, MD     34,885 (F)     3,784     12,170     (636)     21,654       100

Jacksonville
Jacksonville,     31,046 (E)    11,062     26,835     (220)      3,894         0
NC

Logan Valley
Altoona, PA       56,813 (F)     2,138        954     2,086     79,587     7,411

Lycoming
Williamsport,     34,885 (F)     2,110     14,204      (33)     19,272       638
PA

Martinsburg
Martinsburg,WV    17,443 (F)     8,375     37,547     (653)      4,359        22

Mt. Berry
Square
Rome, GA          18,345 (E)     6,260     37,434     (209)      6,135         0

New River
Valley
Christiansburg,   16,944 (F)     3,923     27,094        38      7,284         0
VA

Nittany
State College,    29,902 (F)     6,683      6,204     (895)     33,394     5,834
PA

North Hanover
Hanover, PA       19,935 (F)     1,272      1,325       591     16,832       194

Oak Ridge
Oak Ridge, TN     17,501         9,393     31,323   (1,980)      3,646     1,371

Pasquerilla
Plaza
Johnstown, PA      2,263         3,289     23,010         3      1,117         0

Patrick Henry
Newport News,     50,335 (F)     3,953     22,432     (603)     19,102       541
VA

Phillipsburg
Phillipsburg,     29,902 (F)    11,169     50,368        36      5,604         0
NJ

Schuylkill
Frackville, PA    34,527        10,332     24,843       105     12,652         5

Shenango
Valley
Sharon, PA        12,701 (E)         0      6,403        22      9,775       151

South
Allentown, PA     14,951 (F)     3,465      2,331        23     15,568         0

Uniontown
Uniontown, PA     23,921 (F)         0      6,635     1,384     34,262     2,540

Valley Mall
Hagerstown, MD    45,157 (E)    12,036     19,945     2,999     30,954        40

Viewmont
Scranton, PA      29,902 (F)     1,696      4,602     6,806     42,005     7,701

Washington
Crown Ctr
Washington, PA    21,168 (E)     2,977      3,915     4,244     44,540       355

West
Manchester
York, PA          26,912 (F)     7,694     24,122       931     23,585       777

Westgate
Anchor Pad
Bethlehem, PA          0             0      3,219         0          8         0

Wyoming Valley
Wilkes-Barre,     56,814 (F)     6,825     52,057      (186)      5,385       12
PA


Total          $722,848      $132,502   $514,241   $ 13,434   $481,632  $ 28,318





                   Gross Amounts at Which Carried
                         at Close of Period
                             Buildings
                               and
                             Improve-               Accum.     Date of    Date
Properties          Land      ments      Total      Deprec.   Construc-    Ac-
                                                                tion      quired
Bradley Square
Cleveland, TN   $  6,731  $   32,785  $  39,516  $  (12,734)      1991

Capital City
Harrisburg, PA     1,387      23,546     24,933     (13,257)      1974

Carlisle
Carlisle, PA         388      11,024     11,412      (6,422)      1964

Chambersburg
Chambersburg,      2,401      27,711     30,112     (15,280)      1982
PA

Crossroads
Beckley, WV        2,740      21,847     24,587      (3,608)                1998

Francis Scott
Key
Frederick, MD      3,148      33,924     37,072     (18,726)      1978

Jacksonville
Jacksonville,      10,842      30,729     41,571     (4,715)                1998
NC

Logan Valley
Altoona, PA        4,224      87,952     92,176     (24,546)     1965,
                                                               1995-96

Lycoming
Williamsport,      2,077      34,114     36,191     (17,956)     1978,
PA                                                               1990

Martinsburg
Martinsburg,WV     7,722      41,928     49,650     (15,606)      1991

Mt. Berry
Square
Rome, GA           6,051      43,569     49,620     (16,144)      1991

New River
Valley
Christiansburg,    3,961      34,378     38,339     (12,002)      1988
VA

Nittany
State College,     5,788      45,432     51,220     (19,426)     1968,
PA                                                               1970,
                                                                 1991
North Hanover
Hanover, PA        1,863      18,351     20,214     (12,156)     1967

Oak Ridge
Oak Ridge, TN      7,413      36,340     43,753     (17,550)                1989

Pasquerilla
Plaza
Johnstown, PA      3,292      24,127     27,419      (9,055)      1989

Patrick Henry
Newport News,      3,350      42,075     45,425     (15,042)      1987
VA

Phillipsburg
Phillipsburg,      11,205      55,972     67,177    (22,812)      1989
NJ

Schuylkill
Frackville, PA     10,437      37,500     47,937    (21,061)       1980

Shenango
Valley
Sharon, PA            22      16,329     16,351     (10,061)     1967,
                                                                 1995

South
Allentown, PA      3,488      17,899     21,387      (7,224)                1980

Uniontown
Uniontown, PA      1,384      43,437     44,821     (23,178)     1969,
                                                                 1984
                                                                 1989
Valley Mall
Hagerstown, MD     15,035      50,939     65,974     (5,998)     1999       1997

Viewmont
Scranton, PA       8,502      54,308     62,810     (20,203)     1968,
                                                              1994-95

Washington
Crown Ctr
Washington, PA     7,221      48,810     56,031     (14,960)     1969,
                                                                 1999

West
Manchester
York, PA           8,625      48,484     57,109     (18,486)     1981,
                                                                 1995

Westgate
Anchor Pad
Bethlehem, PA          0       3,227      3,227      (1,193)                1988

Wyoming Valley
Wilkes-Barre,      6,639      57,454     64,093     (21,866)                1995
PA


Total         $ 145,936   $1,024,191  $1,170,127  $(401,267)

See the following page for note references (A) to (F).




                                                        Schedule III (continued)


CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2000
(Dollars in Thousands)

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

Base Building                                 45 years
Building Components                           10 - 20 years
Tenant Improvements                           Terms of Leases or useful lives,
whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,132 million at December 31, 2000.

The changes in total real estate assets and accumulated depreciation and amortization for the years ended December 31, 1996, 1997, 1998, 1999, and 2000 are as follows:

                                       Total Real Estate Assets

                                        Years ended December 31,
                           2000        1999        1998        1997       1996
Balance, beginning of
period                  $1,140,383 $1,091,880  $  984,729  $ 919,469   $ 880,279
Additions and
improvements                44,283     50,904      59,988     34,230      50,245
Acquisitions                     -          -      65,602     31,981           -
Cost of real estate       (12,795)      (482)    (16,270)      (341)     (9,612)
sold
Other writeoffs            (1,744)    (1,919)     (2,169)      (610)     (1,443)
Balance, end of period  $1,170,127 $1,140,383  $1,091,880  $ 984,729   $ 919,469


                                 Accumulated Depreciation & Amortization

                                         Years ended December 31,
                            2000        1999       1998       1997        1996

Balance, beginning of
period                  $  362,115 $  323,425  $  292,375  $  259,099  $ 232,771
Depreciation and
amortization                43,954     40,609      38,979      33,886     29,987
Acquisitions                     -          -           -          -           -
Cost of real estate sold   (3,058)          -     (5,760)          -     (2,216)
Other writeoffs            (1,744)    (1,919)     (2,169)      (610)     (1,443)
Balance, end of period  $  401,267  $ 362,115  $  323,425 $  292,375   $ 259,099


(A) Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
(B) Improvements are reported net of dispositions.
(C) Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(D) Includes $980 secured only by a bank letter of credit.
(E) Shenango Valley, Mt. Berry Square, Bradley Square, Jacksonville,
    Washington Crown Center, and Valley Mall are mortgaged to secure the $175.0 million GECC working capital line of credit. These six properties are cross-defaulted and cross-collateralized. Amounts shown for each property represent the allocated amount of the total loan outstanding based on their relative net operating income at December 31, 2000, as defined in the loan agreement. These amounts do not represent the loan release amounts should the properties be sold.
(F) Thirteen malls in the Financing Partnership and Logan Valley and Wyoming
    Valley Malls are all cross-defaulted and cross-collateralized under the $465 million mortgage loan with GECC. Amounts shown for each property represent the allocated amount of the total loan outstanding.




EXHIBIT 10.6 (a)



                         CROWN AMERICAN PROPERTIES, L.P.


                                  Johnstown, PA



                              Amended and Restated
                      Key Executive Capital Incentive Plan







Table of Contents

          Section                                                   Page

I.   Plan Purposes                                                   1

II.  Compensation Philosophy                                         2

III. Participation                                                   2

IV.  Incentive Awards

     a.   Participant Award Opportunities                             2

     b.   Participants' Bases for Earning Incentives                  3

V.   Incentive Award Distribution

     a.   Distribution of Incentive Awards                            3

     b.   Deferral of Incentive Awards

     c.   Vesting                                                     3

     d.   Deferral Accumulation                                       3

     e./f.     Deferral Payouts                                       4

VI.  Plan Management

     a./b.     Management Prerogatives                                5

     c.   Status Reporting to Participants                            5

Exhibits

     1.   Illustration of Participant Performance Plan

     2.   Deferral Election, Disclosure Statement and Beneficiary Designation
          Form


              AMENDED AND RESTATED CROWN AMERICAN PROPERTIES, L.P.
                      KEY EXECUTIVE CAPITAL INCENTIVE PLAN


     THIS AMENDED AND RESTATED CROWN AMERICAN PROPERTIES, L.P. KEY EXECUTIVE CAPITAL INCENTIVE PLAN (hereinafter referred to as the "Plan"), made as of this 25th day of July, 2000, by CROWN AMERICAN PROPERTIES, L.P., a Delaware Limited Partnership (the "Company"), by CROWN AMERICAN REALTY TRUST, its sole General Partner ("CART"), with offices located at Pasquerilla Plaza, Johnstown, Pennsylvania 15901,

                              W I T N E S S E T H:


     WHEREAS, the Board of Trustees of CART adopted the Plan in 1993;

     WHEREAS, the Initiation Date of the Plan was January 1, 1994;

      WHEREAS, the Company established an irrevocable trust with USBANCORP ("Trustee") on November 1, 1994, for the purpose of funding deferred compensation for plan participants for the purposes of Title I of the Employee Retirement Income Security Act of 1974 (the "Rabbi Trust");

      WHEREAS, the Compensation Committee of the Board of Trustees of CART ("Compensation Committee") has heretofore approved subsequent amendments to the Plan;

      WHEREAS, the Compensation Committee desires to further amend and restate the Plan pursuant to Article VI of the Plan;

     NOW, THEREFORE, the Plan shall be amended and restated in the manner and to the extent as hereinafter provided.


                         CROWN AMERICAN PROPERTIES, L.P.

                      Key Executive Capital Incentive Plan

                                Plan Description


I.   PLAN PURPOSES

     The purposes of the Plan are to foster achievement of the Company's performance objectives and to financially reward participating executives for their role in achieving such objectives. Participating executives will receive incentive awards when their individual and collective performances result in attainment of predetermined Company goals for growth, profitability and cash flow.

II.  COMPENSATION PHILOSOPHY

     The Company maintains a competitive compensation program (including salary, health and welfare benefits and long-term financial security plans) for its management and professional personnel. The Plan is an enhancement to other compensation program elements and will be utilized as an adjunct, not an offset, to other compensation vehicles.

III. PARTICIPATION

     Participation in the Plan is open to any employee of the Company deemed to have significant impact on the business and a high potential for long term professional growth within the Company. Typically, participation will be limited to those senior level managers who have broad operations responsibility or who bring critical expertise to the business, and have demonstrated their ability to contribute to the business over time.

     The Chief Executive Officer of the Company will, at his discretion recommend employees for participation to the Compensation Committee, which is solely responsible for the operation of the Plan. Once selected, participation is intended to be on-going, but it is not guaranteed. Changes in organization role and/or personal performance levels may affect future participation

IV.  INCENTIVE AWARDS

     The Plan is an annual incentive program providing opportunities for participants to earn cash incentives based upon the achievement of overall Company and specific individual performance goals for a defined operating period.

     For each Plan year, which shall be the fiscal year of the Company ("Plan Year"), executive management will define appropriate measures of Company, functional and individual performance, consistent with the Plan purposes of fostering Company growth and profitability. The specific performance measures and the methodology and degree to which participant awards will be granted for each Plan Year will be recommended by executive management to the Compensation Committee for its review and approval. It is contemplated that the performance measures and other details on how participant awards will be determined may vary from time to time as executive management and the Compensation Committee may deem appropriate.

     a.   Participant Award Opportunities

          The   range  of  incentive  award  opportunities  available  to   each
          participant will be set at a competitive level for comparable positions in other organizations. The award opportunities will be expressed as a percent of the participant's base salary as approved by the Compensation Committee for that Plan Year. The actual award amount will be calculated using the participant's base salary on the last day of the Plan Year.

     b.   Participants' Bases for Earning Incentives

          Each participant's incentive award is based on performance against goals and contribution standards agreed upon at the beginning of the Plan Year.

          The goals established for each participant will be reflective of the role which he or she plays in the organization and the operating priorities of the organization for the Plan Year.

          Management and the Compensation Committee reserve the prerogative to modify or adjust goals during the course of the Plan year to reflect changed business conditions or priorities and/or unanticipated events or opportunities.

          Exhibit I provides an illustration of a participant performance plan.

V.        INCENTIVE AWARD DISTRIBUTION

     a.   Distribution of Incentive Awards

          Incentive Awards earned by participants will be paid in cash to the participant no later than 90 days following the end of a Plan Year, unless the participant has made an effective election to defer all or a portion of any Incentive Awards for the current Plan Year pursuant to Paragraph V (b).

     b.   Deferral of Incentive Awards

          Prior to the start of each Plan Year, participants may elect to defer some or all of his or her incentive award. Participants shall indicate their intentions by completing a deferral election form at least 30 days prior to the start of a Plan Year (See Exhibit 2.), hereinafter referred to as the "Election").

     c.   Vesting

          All incentive awards will be immediately vested in the participant.

     d.   Deferral Accumulation

          Amounts deferred by participants, net of tax withholdings, will be funded in cash by the Company into the Rabbi Trust account for the exclusive benefit of the participants. The funds will be invested by the Trustee for the exclusive benefit of the participants.

          All earnings of the fund investments, including interest, dividends, realized capital gains or losses and unrealized capital gains or losses (market value appreciate/depreciate) will be credited to each participant's account balance at least quarterly by the Trustee. The amounts so credited will reflect the actual performance for each participant's account. The performance of any participant's account is not guaranteed by either the Company or the Trustee.

     e.   Payouts For Deferrals Made  Prior to July 25, 2000

          Upon election of early or normal retirement: (i) all deferred incentive award amounts and accumulated interest, of non-Common Shares of beneficial interest of CART will be distributed to a participant as a lump-sum payment within ninety (90) days following retirement, and
          (ii) all deferred incentive award amounts of Common Shares of beneficial interest of CART will be distributed to a participant by delivery of said Common Shares within ninety (90) days following retirement, hereinafter collectively referred to as "the Deferral Payout".

          In the event of death prior to retirement, proceeds will be paid to the participant's designated beneficiary(ies) hereinafter referred to as "beneficiary" within ninety (90) days following the participant's death (See the Beneficiary Designation section in Exhibit 2.)

          The Deferral Payout will be made to a permanently disabled participant within ninety (90) days following cessation of disability income benefits.

          Former participants, no longer in the employ of Crown American Properties, L.P., will be eligible to receive the Deferral Payout at age 60 - early retirement age for this plan. Payment will be made within ninety (90) days following receipt of written request for such distribution. The plan will automatically pay the Deferral Payout to the former participant, or the participant's beneficiary, upon attainment of age 62.
          The Deferral Payout will be the only form of distribution available to a participant or beneficiary. The Company may, at its option, elect to pay proceeds earlier than scheduled or to alter the payout form noted.

     f.   Payouts For Deferrals  Made After July 25, 2000

          All deferred incentive award amounts and earnings (as defined in Paragraph 5 {d}, supra) of non-Common Shares of beneficial interest of CART will be distributed in cash to a participant pursuant to his or her Election within thirty (30) days of the distribution date(s) specified in the Election, and (ii) all deferred incentive award amounts of Common Shares of beneficial interest of CART will be distributed to a participant by delivery of said Common Shares within thirty (30) days of the distribution date(s) specified in the Election, hereinafter collectively referred to as "the Election Payout".

          In the event of death prior to retirement or complete distribution of the Election Payout, as set forth herein, the balance of the Election Payout will be distributed to the participant's designated beneficiary within ninety (90) days following the participant's death upon written request from the participant's designated beneficiary for such distribution (See the Beneficiary Designation section in Exhibit 2). Absent such a written request, the Election Payout shall be distributed according to the Election.
          The Election Payout will be distributed to a permanently disabled participant within ninety (90) days following cessation of disability income benefits, upon written request from the participant. Absent such a written request the Election Payout shall be distributed according to the Election.

          The Company may, at its option, elect to distribute the Election Payout earlier than scheduled or to alter the Election Payout as hereinabove described.

VI.  PLAN MANAGEMENT

     Management Prerogatives

          a. The Compensation Committee is solely responsible for the design and management of this plan. The Compensation Committee delegates operational and administrative responsibilities to the Chief Executive Officer of the Company and his senior staff as appropriate or necessary for effective management of the Plan.

          b. All terms, conditions and features of the plan are subject to review and possible modification at the discretion of Compensation Committee.

          c. The Company will deliver a statement prepared by the Trustee to each participant at least quarterly showing in reasonable detail the current value of his or her account balance for all deferred awards, including the activity during the quarter (new awards, interest, gains/losses, distributions).



                   (Signatures appear on the following page.)




      IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned has caused this Amended and Restated Key Executive Capital Incentive Plan of Crown American Properties, L.P. to be duly executed the day and year first above written.



(Corporate Seal)                   CROWN AMERICAN PROPERTIES, L.P.,
                                   A DELAWARE LIMITED PARTNERSHIP
                                   BY:  CROWN AMERICAN REALTY TRUST,
                                   ITS SOLE GENERAL PARTNER



ATTEST: /s/Ronald P. Rusinak        By: /s/ Donato B. Zucco

        Ronald P. Rusinak               Donato B. Zucco
        Secretary                       Senior Vice President and
                                        Chief Administrative Officer




EXHIBIT 10.10 (a)


                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT



                                      among



                          CROWN AMERICAN REALTY TRUST,
 CROWN AMERICAN PROPERTIES, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P.,
   CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES III, L.P., CROWN AMERICAN ACQUISITION ASSOCIATES IV, L.P., CROWN
AMERICAN ACQUISITION ASSOCIATES V, L.P., and WASHINGTON CROWN CENTER ASSOCIATES,
                               L.P. as Borrowers,

                                       and

                            The Lenders Party Hereto,
                                   as Lenders,

                                       and

                      GENERAL ELECTRIC CAPITAL CORPORATION,
                             as Administrative Agent


                          Dated as of December 4, 2000


                           ___________________________


                              REVOLVING CREDIT LOAN






                                TABLE OF CONTENTS
                                                           Page

SECTION 1. DEFINITIONS                                        3
     1.1  Defined Terms                                       3
     1.2  Other Definitional Provisions                       25

SECTION 2. AMOUNT AND TERMS OF COMMITMENT                     25
     2.1  The Commitments, Loans and Notes                    25
     2.2  Procedure for Borrowing                             26
     2.3  Additional Properties                               28
     2.4  Release of Properties                               28
     2.5  Servicing Fee, Commitment Fee, Extension Fee,
          Exit Fee;  Agency Fee                               28
     2.6  Sale of Secured Line Properties                     29
     2.6  Intentionally Omitted                               29
     2.7  Release of Out-Parcel                               29
     2.8  Release of Option Parcels                           33
     Release of Previous Existing Borrowers                   35

SECTION 3. GENERAL PROVISIONS APPLICABLE TO LOAN              35
     3.1  Interest Rates and Payment Dates                    35
     3.2  Optional Prepayments                                36
     3.3  Mandatory Prepayments                               37
     3.4  Payments.                                           37
     3.5  Payments; Pro Rata Treatment                        37
     3.6  Yield Protection; Etc.                              40
     3.8  Reserves                                            46

SECTION 4. REPRESENTATIONS AND WARRANTIES                     46
     4.1  Financial Condition                                 46
     4.2  No Change                                           47
     4.3  Existence; Compliance with Law                      47
     4.4  Power; Authorization; Enforceable Obligations       47
     4.5  No Legal Bar                                        48
     4.6  No Material Litigation                              48
     4.7  No Default                                          48
     4.8  Ownership of Property; Liens                        48
     4.9  Intellectual Property                               49
     4.10 No Burdensome Restrictions                          49
     4.11 Taxes                                               49
     4.12 Federal Regulations                                 49
     4.13 ERISA                                               50
     4.14 Investment Company Act; Other Regulations           50
     4.15 Security Documents                                  50
     4.16 Accuracy and Completeness of Information            50
     4.17 Labor Relations                                     50
     4.18 Solvency                                            51
     4.19 Compliance with Laws                                51
     4.20 Condemnation                                        52
     4.21 Brokers                                             52
     4.22 FIRPTA                                              52
     4.23 Purpose of Loans                                    52
     4.24 No Conflicts                                        52
     4.25 Taxes and Assessments                               53
     4.26 Location of Borrowers                               53
     4.27 Forfeiture                                          53
     4.28 Flood Zone                                          53
     4.29 No Prior Assignment                                 53
     4.30 Insurance                                           53
     4.31 Certificate of Occupancy; Licenses                  53
     4.32 Physical Condition                                  54
     4.33 Boundaries                                          54
     4.34 Filing and Recording Taxes                          54
     4.35 Property Management                                 54
     4.36 Ground Lease Representations and Warranties         55
     4.37 Reciprocal Easement Agreements                      57
     4.38 Leases                                              57
     4.39 Cross Default                                       57
     4.40 Revenue Deposits.                                   57

SECTION 5. CONDITIONS TO ADVANCES                             57

SECTION 6. AFFIRMATIVE COVENANTS                              61
     6.1  Financial Statements                                61
     6.2  Certificates; Other Information                     62
     6.3  Payment of Obligations                              63
     6.4  Conduct of Business and Maintenance of Existence    63
     6.5  Maintenance of Property; Insurance                  63
     6.6  Inspection of Property; Books and Records;
          Discussions                                         64
     6.7  Notices                                             64
     6.8  Intentionally Omitted                               65
     6.9  Condemnation                                        65
     6.10 Use of Loan Proceeds                                65
     6.11 Funding Threshold                                   66
     6.12 Status as REIT                                      66
     6.13 Easements and Agreements                            66
     6.14 Compliance with Laws                                66
     6.16 Loan Documents                                      66
     6.17 Single Purpose Entity/Separateness                  66
     6.18 Estoppel Certificates                               68
     6.19 Forfeiture                                          68
     6.20 Property Management                                 68
     6.21 Alterations                                         68
     6.22 Leasing                                             69
     6.23 Estoppel                                            70
     6.24 Handicapped Access                                  70

SECTION 7.  NEGATIVE COVENANTS                                71
     7.1  Financial Condition Covenants                       71
     7.2  Intentionally Omitted                               72
     7.3  Limitation on Liens                                 72
     7.4  Intentionally Omitted                               73
     7.5  Limitation on Fundamental Changes                   73
     7.6  Limitation on Sale of Assets                        73
     7.7  Limitation on Investments, Loans and Advances       74
     7.8  Intentionally Omitted                               74
     7.9  Limitation on Transactions with Affiliates          74
     7.10 Limitation on Changes in Fiscal Year                74
     7.11 Limitation on Lines of Business                     74
     7.12 Limitation on Use of Loan                           75
     7.13 Limitation on Transfer and Further Encumbrance      75
     7.14 Limitation on Restrictions                          77
     7.15 Limitations of ERISA                                77

SECTION 8.  ENVIRONMENTAL MATTERS                             77
     8.1 Certain Definitions                                  77
     8.2 Representations and Warranties on Environmental
         Matters                                              78
     8.3 Covenants on Environmental Matters                   78
     8.4 Allocation of Risks and Indemnity                    79
     8.5 No Waiver                                            81

SECTION 9.  EVENTS OF DEFAULT                                 81

SECTION 10. EVENTS OF DEFAULT                                 84

SECTION 10. MISCELLANEOUS                                     85
     11.1  Amendments; No Novation                            85
     11.2  Notices                                            85
     11.3  Amendments, Waivers, Etc.                          86
     11.4  Survival                                           87
     11.5  Payment of Expenses and Taxes                      87
     11.6  Secondary Market Transactions                      87
     11.7  Counterparts                                       88
     11.8  Severability                                       89
     11.9  Integration                                        89
     11.10 Governing Law                                      89
     11.11 Submission To Jurisdiction; Waivers                90
     11.12 Acknowledgments                                    90
     11.13 Waivers of Jury Trial                              91
     11.14 Public Disclosure                                  91
     11.15 Recourse Obligations                               91
     11.16 Approvals; Third Parties; Conditions               91
     11.17 Further Assurances                                 92
     11.18 Name Changes                                       92
     11.19 Assignments and Participations                     92
     11.19 Assignments and Participations                     94

ARTICLE 12  THE ADMINISTRATIVE AGENT                          95
     12.1    Appointment, Powers and Immunities               96
     12.2    Reliance by Administrative Agent                 96
     12.3    Defaults                                         97
     12.4    Rights as a Lender                               97
     12.5    Standard of Care; Indemnification                97
     12.6    Non-Reliance on Administrative Agent and
             Other Lenders                                    98
     12.7    Failure to Act                                   98
     12.8    Resignation of Administrative Agent              98

SCHEDULES

     Schedule 1          Closing Deliveries
     Schedule 2          Loan Data Checklist
     Schedule 2.7 Minimum Required Occupancy Rates and Underwritten NOI for Out-Parcel Releases
     Schedule 3          Description of Pending or Threatened Litigation
     Schedule 3.5(d)     Retirement Accounts Not Subject to Set-off
     Schedule 4.38       Schedule of Defaulted and/or Terminating Leases
     Schedule 4.39       Schedule of Cross-Defaulted Obligations
     Schedule 5.2(n)     Requirements for Future Construction Loan Advances

          Exhibit 1      Form of Request For Construction Loan Advances
          Exhibit 2      Architect's Initial Certification, Consent And
                         Agreement
          Exhibit 3      Major Trade Contractor Affidavit
          Exhibit 4      Major Trade Contractor Consent And Agreement
          Exhibit 5      Engineer's Initial Certification, Consent and Agreement
          Exhibit 6      Form of Borrower's Affidavit
          Exhibit 7      Form of Completion Guaranty
     Schedule 8.2        Schedule of Site Assessments

EXHIBITS

     Exhibit A           Insurance Coverage
     Exhibit B           Restoration
     Exhibit C           Form of Mortgage
     Exhibit D           Form of Assignment of Leases and Rents
     Exhibit E           Form of SNDA
     Exhibit F           Delineation of Mt. Berry Square Mall Out-Parcel
     Exhibit G           Delineation of Valley Mall Out-Parcel
     Exhibit H           Delineation of Jacksonville Mall Out-Parcel
     Exhibit I           Washington Crown Center Out-Parcels, Option Parcels
                         and Proposed Road Dedications
                         (A)  May Option
                         (B)  Bon-Ton Option Legal Description
                         (C)  Out-Parcels
                         (D)  Road Dedications
     Exhibit J           Valley Mall May Option Legal Description
     Exhibit K           Individual Property Values
     Exhibit L           Conditions to Release to Mt. Berry Square Mall
                         Multi-Family Parcel
     Exhibit M           Washington Crown Center May Option
                         (A)  Legal Description
                         (B)  Subdivision Plan
     Exhibit N           Form of Note
     Exhibit O           Form of Assignment and Acceptance
     Exhibit P           Form of Confidentiality Letter

                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

          THIS CREDIT AGREEMENT (this "Agreement") is made as of December __, 2000, among CROWN AMERICAN REALTY TRUST, a real estate investment trust organized and existing under the laws of the State of Maryland, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN PROPERTIES, L.P., a Delaware limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES I, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES II, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES III, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES IV, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901, CROWN AMERICAN ACQUISITION ASSOCIATES V, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901 (collectively, the "Remaining Existing Borrowers"), and WASHINGTON CROWN CENTER ASSOCIATES, L.P., a Pennsylvania limited partnership, having an address at Pasquerilla Plaza, Johnstown, Pennsylvania 15901 (each of the Remaining Existing Borrowers and
Washington Crown Center Associates, L.P., a "Borrower" and, together, the "Borrowers"), and each of the lenders that is a signatory hereto identified under the caption "LENDERS" on the signature pages hereof and each lender that becomes a "Lender" after the date hereof pursuant to Section 11.19 (individually, a "Lender" and, collectively, the "Lenders"); and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation, as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

     WHEREAS, the Remaining Existing Borrowers, Crown American Acquisition Associates VI, L.P., a Pennsylvania limited partnership, Crown American Acquisition Associates VII, L.P., a Pennsylvania limited partnership, Crown American Acquisition Associates VIII, L.P., a Pennsylvania limited partnership, Crown American Acquisition Associates IX, L.P., a Pennsylvania limited partnership, and Crown American Acquisition Associates X, L.P., a Pennsylvania limited partnership (collectively, the "Previous Existing Borrowers") (the Remaining Existing Borrowers and the Previous Existing Borrowers being herein sometimes called the "Existing Borrowers", and General Electric Capital Corporation, a New York corporation ("GECC"), entered into that certain Credit Agreement dated as of November 17, 1997, as amended by that certain First Amendment to Credit Agreement (the "First Amendment"), dated December 12, 1997, between the Existing Borrowers and GECC, as further amended by that certain Second Amendment, dated May 13, 1998 (the "Second Amendment"), between the Existing Borrowers and GECC, as further modified and amended by that certain Amended and Restated Credit Agreement dated September 8, 1999 between Existing Borrowers and GECC (the "Third Amendment"), and as further amended by that certain Fourth Amendment dated September 29, 2000 (the "Fourth Amendment"), between the Existing Borrowers and GECC (such original Credit Agreement as so amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, being the "Existing Credit Agreement"), pursuant to which GECC agreed to lend and the Borrowers agreed to borrow a revolving credit loan in the amount of up to One Hundred Fifty Million and No/100 Dollars
($150,000,000.00) (such revolving credit loan, as existing prior to the modifications effected by this Agreement, being herein sometimes called the "Existing Secured Credit Line"), all pursuant to and in accordance with the terms of the Existing Credit Agreement;

     WHEREAS, the Borrowers, the Lenders that are parties hereto and the Administrative Agent are executing this Second Amended and Restated Credit Agreement (a) to increase the maximum principal amount of the revolving credit loan to One Hundred Seventy-Five Million and No/100 Dollars ($175,000,000.00),
(b) to add the Washington Crown Center, located in Washington, Pennsylvania (the "Washington Crown Center"), as an Additional Secured Line Property (as defined in the Existing Credit Agreement), and to add Washington Crown Center Associates, L.P., the owner of the Washington Crown Center, as a Borrower,
(c) to eliminate the Previous Existing Borrowers as Borrowers, and to release them from any liability in connection with the Loans (hereinafter defined),
(d)  to  modify the funding covenants, (e) to modify the prepayment  provisions,
(f) to modify the partial release provisions, (g) to substitute the Lenders for GECC as Lenders thereunder, and to appoint the Administrative Agent as agent for the Lenders, (h) under certain circumstances, to provide financing for construction of any expansion of a Secured Line Property (hereinafter defined),
(i) to extend the termination date of the Fourth Amendment, and (ii) to make certain additional modifications and amendments, as further described herein; and

     WHEREAS, the Borrowers, Lenders and the Administrative Agent wish to modify, amend and restate the Existing Credit Agreement to reflect the terms of the revised structure, to be effective as of the date of this Agreement.

     NOW, THEREFORE, in consideration of the mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrowers, Lenders and the Administrative Agent, intending to be legally bound, hereby agree that the Existing Credit Agreement is hereby amended and restated in its entirety to read as follows:


                                    RECITALS

          The Borrowers have requested that the Lenders make available to the Borrowers credit in the form of a revolving line of credit in the aggregate principal amount at any one time outstanding not to exceed $175,000,000, to finance or refinance the acquisition of real property by the Borrowers, to finance the Borrowers' investment in non-Borrower affiliates and subsidiaries of the REIT (hereinafter defined) and/or the Operating Partnership (hereinafter defined) that will acquire and own other properties, for the Borrowers' general corporate purposes, and under certain circumstances, to provide financing for the construction of any expansion of the Improvements at any Secured Line
Properties. The Lenders are willing to make such credit available to the Borrowers, but only on the terms, and subject to the conditions, set forth in this Agreement.

          The parties hereto hereby agree as follows:

                             SECTION 1.  DEFINITIONS

          1.1 Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

          "Additional Costs":  has the meaning assigned in Section 3.6.

          "Additional Percentage Rent" as used herein shall mean, with respect to tenants in place and paying rent for less than twelve months and only for such tenants that are credit worthy national retailing chains, (a) if such tenant's lease requires payment of a base rent with percentage rent above a specified break point, an amount equal to 50% of the earned percentage rent during any measurement period (without annualizing same), and (b) if such tenant's lease requires only a payment of percentage rents based on a percentage of the gross revenues of such tenant, an amount equal to 75% of the lesser of (i) the actual amount of percentage rent actually earned during the measurement period, (ii) the market rent for such space during the measurement period, and (iii) with respect to any such lease that, at some point in time during the lease term (whether upon the happening of an event or otherwise) converts to a lease that provides for payments of base rent, the amount of the initial base rent payments that would have been earned during the measurement period had the base rent provisions been in effect, in each case, without annualizing such amounts.

          "Additional Secured Line Property": any real property owned by the Operating Partnership or by a Borrower that is a Single Purpose Entity upon which the Administrative Agent, for the benefit of the Lenders, is granted a Mortgage subsequent to the Fifth Modification Date, all in accordance with the terms of this Agreement.

          "Adjusted Libor Rate": for any Interest Period for any Eurodollar Loan, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to the Libor Base Rate for such Interest Period divided by 1 minus the Reserve Requirement (if any) for such Interest Period.

          "Advance Date":  has the meaning specified in Section 3.5(c).

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

          "Agency  Fee":   the  agency  fee  agreed  to  by  Borrower  and   the
     Administrative Agent pursuant to the Fee Letter.

          "Aggregate Mechanics Lien Indemnities": shall mean the total aggregate indemnity from all Borrowers to the Title Insurer required by the Title Insurer to insure over mechanics liens at the Secured Line Properties.

          "Aggregate Property Value": the sum of the Individual Property Values for all Secured Line Properties.

            "Agreement":   this  Credit Agreement, as amended,  supplemented  or
     otherwise modified from time to time.

          "Alternate Base Rate": for any day, a rate per annum equal to the Federal Funds Rate in effect for such day plus twenty-five basis points (0.25%) plus the Applicable Margin, or such other rate as determined by the Administrative Agent to provide a market rate comparable to the Contract Rate immediately prior to such unavailability.

          "Alternate Base Rate Loans": Loans that bear interest at rates based upon the Alternate Base Rate.

          "Applicable Lending Office": for each Lender and for each Type of Loan, the "Lending Office" of such Lender (or of an affiliate of such Lender) designated for such Type of Loan on the respective signature pages hereof or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and Borrower as the office by which its Loans of such Type are to be made and maintained.

          "Applicable  Margin":   a rate per annum  equal  to  two  hundred
     twenty-five (225) basis points (i.e., 2.25%).

          "Appraisal": an appraisal of a Secured Line Property prepared by an MAI appraiser satisfactory to the Administrative Agent, which appraisal must also (a) satisfy the requirements of Title XI of the Federal Institution Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder (including the appraiser with respect thereto) and (b) be otherwise in form and substance satisfactory to the Administrative Agent.

          "Assignment and Acceptance" an Assignment and Acceptance, duly executed by the parties thereto, in substantially the form of Exhibit O hereto and consented to by the Administrative Agent in accordance with Section 11.19(b) .

          "Assignment of Leases and Rents": each assignment of leases and rents to be given by a Borrower for the benefit of the Administrative Agent (for the benefit of the Lenders), as security for the payment of the Obligations and constituting a first lien on all of the applicable Borrower's right, title and interest now owned or hereafter acquired in and to all Leases and Rents pertaining to or derived from a Secured Line Property, substantially in the form of Exhibit D hereto, and with such modifications thereto as may be necessary or advisable to permit the recording thereof in any relevant jurisdiction, as the same may be amended, supplemented or otherwise modified from time to time.

          "Basle Accord": the proposals for risk-based capital framework described by the Basle Committee on Banking Regulations and Supervisory
     Practices in its paper entitled "International Convergence of Capital Measurement and Capital Standards" dated July 1988, as amended, modified and supplemented and in effect from time to time or any replacement thereof.

          "Bon-Ton Option": means that certain option to purchase granted in that certain First Amendment to Lease dated as of September 30, 1994 between Crown American Financing Partnership, predecessor successor-in-interest to Washington Crown Center Associates, L.P. and The Bon-Ton
     Department Stores, Inc., wherein Crown American Financing Partnership, granted The Bon-Ton Department Stores, Inc. an option to purchase the Bon-Ton Option Parcel.

          "Bon-Ton Option Parcel": means the property subject to the Bon-Ton Option, as more particularly described on Exhibit I(B) attached hereto.

          "Borrower Affiliate": a Single Purpose Entity that is a subsidiary or affiliate of the REIT or the Operating Partnership.

          "Borrowers":    means,   collectively,   the   REIT,   the   Operating
     Partnership, and all other entities identified as "Borrowers" in this Agreement.

          "Borrowing Base": all Secured Line Properties subject to the lien of a Mortgage at any time.

          "Borrowing Base Deficiency":  as defined in Section 3.3(a).

          "Borrowing Base Restoration Plan":  as defined in Section 3.3(a).

          "Borrowing Date": any Business Day specified in a Notice of Borrowing pursuant to Section 2.2 as a date on which the Borrowers request the Administrative Agent to make an advance by Lenders hereunder.

          "Bradley Square Mall": that certain shopping mall known as the Bradley Square Mall, Cleveland, TN.

          "Business Day": (a) any day other than a Saturday, a Sunday, or other day on which commercial banks located in the New York City are authorized or required by law to remain closed, and (b) in connection with a borrowing of, a payment or prepayment of principal of or interest on, a Conversion of or into, or an Interest Period for, a Eurodollar Loan or a notice by the Borrowers with respect to any such borrowing, payment, prepayment or Conversion, the term "Business Day" shall also exclude a day on which banks are not open for dealings in Dollar deposits in the London interbank market.
          "COC": a ratio as of the date for which the calculation is being made, expressed as a percentage, in which:
               (a) the numerator is the Underwritten Net Operating Income of the Secured Line Properties; and

               (b) the denominator is the Principal Balance (assuming that the full amount of the proposed available funds is outstanding) as of such date.

     If the COC is calculated for the purpose of determining whether Borrowers are entitled to an advance hereunder or for increasing the amount of funds available or for determining whether the Borrowers are in compliance with the Funding Threshold after the release of any Secured Line Property, the Underwritten Net Operating Income of the Secured Line Properties shall be determined as of the end of each calendar quarter (unless the Administrative Agent or the Lenders have exercised their right to re-audit such Underwritten Net Operating Income pursuant to Section 2.2(e) of this Agreement) and the Principal Balance shall be determined by assuming that such Principal Balance includes (i) the increase being requested by the Borrowers, and
     (ii) the Release Premium for each Secured Line Property that has been released from the lien of its Mortgage.

          "Capital Stock": any and all shares, interests, participations or other equivalents (however designated) of capital stock of a corporation, any and all similar ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.

          "Cash Equivalents": (i) securities with maturities of 90 days or less from the date of acquisition issued or fully guaranteed or insured by the United States Government or any agency thereof, (ii) certificates of deposit with maturities of 90 days or less from the date of acquisition and overnight bank deposits of the Administrative Agent or of any commercial bank having capital and surplus in excess of $500,000,000, (iii) repurchase obligations of the Administrative Agent or of any commercial bank satisfying the requirements of clause (ii) of this definition, having a term of not more than seven days with respect to securities issued or fully guaranteed or insured by the United States Government, (iv) commercial paper of a domestic issuer rated at least A-2 or the equivalent thereof by S&P or P-2 or the equivalent thereof by Moody's and in either case maturing within 90 days after the day of acquisition, (v) securities with maturities of 90 days or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States, by any political subdivision or taxing authority of any such state, commonwealth or territory or by any foreign government, the securities of which state, commonwealth, territory, political subdivision, taxing authority or foreign government (as the case may be) are rated at least A by S&P or A by Moody's, (vi) securities with maturities of 90 days or less from the date of acquisition backed by standby letters of credit issued by the Administrative Agent or any commercial bank satisfying the requirements of clause (ii) of this definition, or (vii) shares of money market mutual or similar funds which invest exclusively in assets satisfying the requirements of clauses (i) through (vi) of this definition.

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

          "Collateral": all property (real and personal) upon which a Lien has been or is purported or intended to have been granted to the Administrative Agent or the Lenders under any Security Document.

          "Commitment": as to each Lender, the obligation of such Lender to make a Loan in a principal amount up to but not exceeding the amount set opposite the name of such Lender on Schedule 3 under the caption "Commitment" or, in the case of a Person that becomes a Lender pursuant to an assignment permitted under Section 11.19(b), as specified in the respective instrument of assignment pursuant to which such assignment is effected. The original aggregate principal amount of the Commitments is $175,000,000.

          "Commitment Letter": the commitment letter dated September 29, 2000 pursuant to which GECC agreed to make the Loans to Borrowers upon the terms and conditions contained therein.

          "Commitment Period": the period from and including the date hereof to, but not including, the Termination Date or such earlier date on which the Commitment shall terminate as provided herein.

          "Confidentiality  Agreement":   a  confidentiality  agreement  to   be
     executed by the Administrative Agent and each Lender in substantially the form attached hereto as Exhibit P.

          "Consolidated Fixed Charges": means, with respect to the Borrowers and their Subsidiaries, for any fiscal period, the sum of (a) Consolidated Interest Expense, (b) the aggregate of all required scheduled principal payments (other than balloon payments due at maturity) of the Borrowers and their Subsidiaries with respect to the Indebtedness of any of them for such period determined on a consolidated basis in accordance with GAAP, and shown on the Borrowers' quarterly financial statements, and (c) the aggregate of all scheduled payments on the Borrowers' or any of their Subsidiaries' preferred stock or any other type of preferred equity issued by such Person (including, without limitation, any preferred distributions or dividends issued by the REIT), as applicable.

          "Consolidated Interest Expense": means, for any fiscal period, the total interest expense of the Borrowers and their Subsidiaries for such period and shown on the Borrowers' quarterly financial statements determined on a consolidated basis in accordance with GAAP (excluding amortization of paid deferred costs, discounts or premiums, if any, and including interest expense attributable to capital leases in accordance with GAAP and all interest payments made by the Borrowers under the Loans based on the Contract Rate).

          "Construction Costs": hard and soft costs exceeding $3,000,000 in the case of each Project (as defined in Schedule 5(n) attached hereto), associated with any new construction at any Secured Line Property in connection with any expansion of a Secured Line Property or the construction of a stadium theater (but not costs incurred in connection with tenant improvements).

          "Construction Event of Default": shall have the meaning given such term in Schedule 5(n) attached hereto.

          "Construction Loan": any portion of the proceeds of the Loans not to exceed $10,000,000 (or such higher amount as may be approved by the Majority Lenders) with respect to any individual Secured Line Property at any time, to be used to pay for Construction Costs.

          "Construction Loan Requirements": the requirements for advances of Construction Loan proceeds set forth on Schedule 5(n).

          "Continue" "Continuation" and "Continued": the continuation pursuant to Section 3.1 of a Eurodollar Loan from one Interest Period to the next Interest Period for such Loan.

          "Contract Rate": a rate per annum equal to the Applicable Margin plus the Adjusted LIBOR Rate applicable to such Interest Period. Each determination of the Contract Rate applicable to a particular Interest Period shall be made by the Administrative Agent and shall be conclusive and binding upon the Borrowers absent manifest error.

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

          "Convert" "Conversion" and "Converted": a conversion pursuant to the terms of this Agreement of one Type of Loans into another Type of Loans, which may be accompanied by the transfer by a Lender (at its sole discretion) of a Loan from one Applicable Lending Office to another.

          "Debt Service Coverage Ratio": means the ratio, expressed as a percentage, as of the date for which the calculation is being made, of
     (a) the Underwritten Net Operating Income of the Secured Line Properties, to (b) the aggregate interest to be due under the Loans for such period (assuming that the full amount of the proposed available funds had been outstanding, and calculated at the interest rate in effect at the time of calculation). If the Debt Service Coverage Ratio is calculated for the purpose of determining whether Borrowers are entitled to an advance under the Loans or for increasing the amount of funds available under the Loans or for determining whether the Borrowers are in compliance with the Funding Threshold after the release of any Secured Line Property, the Underwritten Net Operating Income of the Secured Line Properties shall be determined as of the end of each calendar quarter (unless the Administrative Agent or the Lenders have exercised their right to re-audit such Underwritten Net Operating Income pursuant to Section 2.2(e) of this Agreement) and the aggregate interest due under the Loans shall be determined by assuming the that outstanding principal balance of the Loans include (i) the increase being requested by Borrowers, and (ii) the Release Premium for each Secured Line Property that has been released from the lien of its Mortgage. The Debt Service Coverage Ratio shall be as determined by the Administrative Agent based upon the most recent reports required to have been submitted by Borrowers under Section 7.1 (or, if no such reports have been so submitted, such other information as the Administrative Agent shall determine in its sole discretion), which determination shall be conclusive in the absence of manifest error.

          "Default": any of the events specified in Section 9, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Default  Rate":   the  lesser of (a) the  maximum  rate  of  interest
     allowed by applicable law, and (b) five percent (5%) per annum in excess of the Federal Funds Rate.

          "Dollars" and "$": dollars in lawful currency of the United States of America.

          "EBITDA": with respect to the REIT and its consolidated subsidiaries for any period, income (loss) before minority interest in Operation Partnership of the REIT and its consolidated subsidiaries for such period plus, to the extent deducted in computing income (loss) before minority interest in Operating Partnership, interest, taxes, depreciation and amortization expense, all as determined on a consolidated basis with respect to the REIT and its consolidated subsidiaries in accordance with GAAP; provided, however, EBITDA shall exclude earnings or losses resulting from (i) cumulative changes in accounting practices, (ii) discontinued operations, (iii) extraordinary items, (iv) net income of any entity acquired in a pooling of interest transaction for the period prior to the acquisition, (v) net income of any consolidated subsidiary of the REIT that is unavailable to the REIT, (vi) net income not readily convertible into Dollars or remittable to the United States, (vii) gains and losses from the sale of assets or changes in the carrying value of long-lived assets as required under GAAP (other than out-parcel sales), and (viii) net income from corporations, partnerships, associations, joint ventures or other entities in which the REIT or any consolidated subsidiaries have a minority interest and in which neither the REIT nor its consolidated subsidiaries has Control, except to the extent actually received.

          "Environmental Laws":  as defined in Section 8.1(a) hereof.

          "ERISA":   the  Employee Retirement Income Security Act  of  1974,  as
     amended from time to time.

          "Eurodollar Loans": Loans that bear interest at rates based on rates referred to in the definition of "LIBOR Base Rate".

          "Event  of  Default":   any  of the events  specified  in  Section  9;
     provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Existing Mortgage": the mortgage, deed of trust, deed to secure debt, or similar instrument covering each Secured Line Property, other than the Washington Crown Center, immediately prior to the Fifth Modification Date.

          "Existing Secured Credit Line": the Loans as they existed prior to the Fifth Modification Date.

          "Exit  Fee":   0.5% multiplied by the greater of (a) $135,000,000,  or
     (b) the amount by which the highest Principal Balance under the Loans at any time has exceeded $135,000,000.

          "Extension Fee": a fee in the amount of $612,500 paid by the Borrowers in consideration of GECC's extending the Commitment through the Termination Date.

          "Federal Funds Rate": for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to Bankers Trust Company on such Business Day on such transactions as determined by the Administrative Agent, or such other commercial bank as selected by the Administrative Agent.

          "Fee Letter": the letter agreement, dated the date hereof, between Borrowers and the Administrative Agent with respect to certain fees payable by Borrower in connection with the Loans, as the same may be modified or amended from time to time.

          "Fifth Modification": collectively, the modifications and amendments to the Existing Secured Credit Line made pursuant to this Agreement.

          "Fifth Modification Date":  the date of this Agreement.

          "Financing  Lease":   any lease of property,  real  or  personal,  the
     obligations of the lessee in respect of which are required in accordance with GAAP to be capitalized on a balance sheet of the lessee.

          "Financing Statements": Uniform Commercial Code Financing Statements, in form and content acceptable to the Administrative Agent in its sole and absolute discretion.

          "Fixed Charge Coverage Ratio": means, as of the date of any calculation, the ratio of (a) consolidated EBITDA to (b) Consolidated Fixed Charges for the corresponding period.

          "Funding Threshold": means at any time the maximum principal amount that: (a) will not cause the Principal Balance to exceed the Maximum Loan Amount, (b) results in a Debt Service Coverage Ratio equal to at least the Minimum Debt Service Coverage Ratio Requirement, (c) results in a Loan-to-Value Ratio not in excess of the Maximum Loan-to-Value Ratio, (d) satisfies the applicable Minimum COC Requirements, and (e) if a Construction Loan is outstanding or an Initial Construction Loan Advance (as defined in
     Schedule   5(n))   is  being  requested,  satisfies  the  requirements   of
     Section 2.1(c) of Schedule 5(n).

          "GAAP": generally accepted accounting principles in the United States of America in effect from time to time.

          "GECC":  General Electric Capital Corporation.

          "Governing Documents": as to any Person, its articles or certificate of incorporation and by-laws, its partnership agreement, its certificate of formation and operating agreement, and/or the other organizational or governing documents of such Person.

          "Governmental Authority": any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government having jurisdiction over any Borrower and/or the Secured Line Properties.

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

          "Hazardous Materials Indemnity Agreement": that certain Amended and Restated Hazardous Materials Indemnity Agreement of even date herewith made by the Borrowers and the GECC, and all modifications and amendments thereto.

          "Indebtedness": means, for any Person, without duplication: (a) all indebtedness of such Person for borrowed money, for amounts drawn under a letter of credit, or for the deferred purchase price of property for which such Person or its assets is liable (excluding current trade payables incurred in the ordinary course of business) and excluding leased assets accounted for as operating leases, (b) all unfunded amounts under a letter of credit for which such Person would be liable, if such amounts were drawn under the letter of credit, (c) all amounts required to be paid by such Person as a guaranteed payment to partners, members (or other equity holders) or a preferred or special dividend, including any mandatory redemption of shares or interests, (d) all indebtedness guaranteed by such Person, directly or indirectly, (e) all obligations under leases that constitute capital leases for which such Person is liable, (f) all obligations of such Person under interest rate swaps, caps, floors, collars and other interest hedge agreements, in each case whether such Person is liable contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations such Person otherwise assures a creditor against loss, (g) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (h) all obligations of such Person upon which interest charges are customarily paid, (i) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (j) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured
     by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (k) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

            "Individual Property Value": with respect to any Secured Line Property existing on the date of this Agreement, the value of such Secured Line Property, determined in accordance with the provisions set forth on Exhibit K attached hereto and, with respect to each Additional Secured Line Property, the value for such Property determined by the Administrative Agent in a similar manner in its sole discretion.

          "In-Line Space": the gross leasable area at a Secured Line Property occupied or to be occupied by tenants other than anchor and theater tenants.

          "Insurance Policies" or "Policies":  as defined in Exhibit A.

          "Insurance Premiums":  as defined in Exhibit A.

          "Interest Period": for any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Loan of another Type or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan, and ending on the numerically corresponding day in the next calendar month; provided, that (a) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (b) any Interest Period that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period, and
(c) if any Interest Period would otherwise end after the Termination Date, such Loan shall not be Continued as, or Converted into, a Eurodollar Loan and shall bear interest at the Alternate Base Rate. In no event may the Borrowers, in the aggregate, have more than one Interest Period in respect of Eurodollar Loans from all Lenders outstanding at any one time and to the extent any Loan does not qualify for such Interest Period, such Loan shall bear interest at the Alternate Base Rate. For purposes hereof, the date of a Loan initially shall be the date on which such Loan is made and thereafter shall be the effective date of the most recent conversion or continuation of such Loan.

          "Interest Rate": the rate of interest payable from time to time on the Principal Balance, as determined in accordance with the terms of this Agreement and the Notes.

          "Jacksonville  Mall":  that  certain  shopping  mall  known   as   the
     Jacksonville Mall, Jacksonville, North Carolina.

          "Leases":   all leases, licenses and other agreements now or hereafter entered into and affecting or relating to the use or occupancy of the Secured Line Properties.

          "LIBOR Base Rate": for any Interest Period for any Eurodollar Loan, the rate per annum appearing on Page 3750 of the Dow Jones Markets (Telerate) Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to Dollar deposits in the London interbank market) at approximately 11:00 a.m. London time on the date two Business Days prior to the first day of such Interest Period as the rate for the offering of Dollar deposits having a term comparable to such Interest Period, provided that if such rate does not appear on such page, or if such page shall cease to be publicly available, or if the information contained on such page, in the reasonable judgment of the Administrative Agent shall cease accurately to reflect the rate offered by leading banks in the London interbank market as reported by any publicly available source of similar market data selected by the Administrative Agent, the LIBOR Base Rate for such Interest Period shall be determined from such substitute financial reporting service as the Administrative Agent in its discretion shall determine.

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

          "Loans": the loans to be made by the Lenders to the Borrowers under this Agreement and all other amounts evidenced or secured by the Loan Documents, in the aggregate principal amount at any one time outstanding not to exceed the Maximum Loan Amount.

          "Loan Documents": this Agreement, the Notes, the Security Documents, the Hazardous Materials Indemnity Agreement, the Reserve Agreement, and all other documents executed or to be executed in connection with the Loans and all amendments, modifications, renewals, substitutions or replacements of any of the foregoing.

          "Loan-to-Value Ratio": as of the date such calculation is being made, the ratio of the Principal Balance to the Aggregate Property Value of the Secured Line Properties. If the Loan-to-Value Ratio is calculated for the purpose of determining whether the Borrowers are entitled to an advance under the Loans or for increasing the amount of funds available under the Loans or for determining whether the Borrowers are in compliance with the Funding Threshold after the release of any Secured Line Property, the Principal Balance shall be determined by assuming that such Principal Balance includes (a) the increase being requested by the Borrowers, and
     (b) the Release Premium for each Secured Line Property that has been released from the lien of its Mortgage.

          "Lockout Period": the period beginning on the Fifth Modification Date and ending on the earlier of (a) September 29, 2002, or (b) any date on which either Valley Mall or Jacksonville Mall previously has been released from the lien of its Mortgage and the other of such two (2) Secured Line Properties becomes the subject of a bona fide arms-length contract of sale with an unrelated third party.

          "Major Lease(s)" with respect to each Secured Line Property, (a) any lease for a stadium theater, and (b) any lease that is for greater than or equal to ten thousand (10,000) square feet of gross leaseable area of such Secured Line Property, or greater than or equal to ten (10%) of the total gross rental revenues of such Secured Line Property, and having an initial term of not less than three (3) years.

          "Majority Lenders": Lenders holding at least 51% of the aggregate outstanding principal amount of the Loans or, if no Loans are outstanding, at least 51% of the Commitments.

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

          "Maximum Loan Amount": $175,000,000 minus (a) the following amounts in the event of any sale of any Secured Line Property and release of any such Secured Line Property from the lien of its Mortgage: (i) in the event that either Valley Mall or Jacksonville Mall is sold and released from the lien of its Mortgage, 120% of the Individual Property Value of such Secured Line Property, as applicable, (ii) in the event that either Washington Crown Center or Mt. Berry Square Mall is sold and released from the lien of its Mortgage, 110% of the Individual Property Value of such Secured Line Property, as applicable, (iii) in the Event that the Bon-Ton Option Parcel is transferred pursuant to the Bon-Ton Option and released from its Mortgage, all net proceeds received pursuant to the terms of the Bon-Ton Option, and (iv) in the event that either Bradley Square Mall or Shenango Valley Mall is sold and released from the lien of its Mortgage, 100% of the Individual Property Value of such Secured Line Property, as applicable, plus (b) the Individual Property Value of each Additional Secured Line Property upon its addition to the Borrowing Base, minus (c) the Release Premium for each Additional Secured Line Property released from the lien of its Mortgage.

          "Maximum Loan-to-Value Ratio: a Loan-to-Value Ratio equal to no greater than 75%.

          "May Option" shall mean (a) with respect to Valley Mall, that certain option to purchase granted in that certain Lease and Contract to Purchase Real Estate to be entered into by and between Crown American Acquisition Associates I, L.P. and The May Department Stores Company, wherein Crown American Acquisition Associates I, L.P. granted The May Department Stores Company an option to purchase a certain parcel of real property as more particularly described and shown on Exhibit J attached hereto and (b) with respect to Washington Crown Center, that certain option to purchase granted in that certain Lease Purchase Agreement by and between Washington Crown Center Associates, L.P. and The May Department Stores Company, wherein Washington Crown Center Associates, L.P. granted The May Department Stores Company an option to purchase a certain parcel of real property as more particularly described and shown on Exhibit I(A) and Exhibit M attached hereto.

          "Mechanics Lien Indemnification Limit" shall mean $750,000.

          "Minimum COC Requirements": (a) for the period beginning on the Fifth Modification Date and ending November 1, 2003, a COC equal to or greater than 13.5%, and (b) for the period beginning on November 2, 2003 and ending on the Termination Date, a COC equal to or greater than 14.0%.

          "Minimum Debt Service Coverage Ratio Requirement": 1.30 to 1.0.

          "Moody's":  Moody's Investor Service, Inc.

          "Mortgage Amendments": the amendments of even date herewith to all Existing Mortgages to increase the maximum principal amount of the Loans secured thereby and to reflect certain other modifications made pursuant to this Agreement.

          "Mortgage": each Existing Mortgage, as modified and amended by the Mortgage Amendments, and each mortgage, deed of trust, deed to secure debt, or similar instrument providing for the granting in favor of the
     Administrative Agent (on behalf of the Lenders) of a first Lien on any Secured Line Property, substantially in the form of Exhibit C hereto, and with such modifications thereto as may be necessary or advisable to permit the recording thereof in any relevant jurisdiction, as the same may be amended, supplemented or otherwise modified from time to time.

          "Mt. Berry Square Mall": that certain shopping mall known as the Mt. Berry Square Mall, Rome, Georgia.

          "Net Cash Flow": with respect to any property for any period, Net Cash Flow shall be Net Operating Income less (a) all replacement reserves required to be paid for such period by the Borrowers pursuant to the terms of this Agreement and (b) tenant improvement costs and leasing commissions actually paid by the Borrowers for such period.

          "Net Operating Income": with respect to any Secured Line Property for any period, all revenues of such Property for such period, including all base, storage and percentage rents, all escalation charges, overage, temporary tenant income, promotional rent, seasonal rental income, net utility revenues and all miscellaneous tenant charges, reimbursements (but specifically excluding (a) proceeds from dispositions of assets constituting any part of such Secured Line Property, and (b) Rents paid by any anchor or theater tenant at such Secured Line Property which has "gone dark", and (c) any revenue received on account of reimbursable management fees) less any and all costs and expenses of a non-capital nature, including but not limited to operating expenses, maintenance, taxes, ground rents, management fees in an amount equal to 3.5% of revenue, administrative, promotional, marketing, legal and accounting costs and expenses, incurred in connection with the Secured Line Properties (as adjusted by such pro forma additions and deductions as shall be approved by the Administrative Agent to reflect such Secured Line Property on a stand-alone basis). For purposes of this definition, revenues and expenses will be accounted for using the accrual method in accordance with GAAP, adjusted for the following: (i) revenues shall exclude all non-cash free rent, tenant improvements, abatements, (ii) revenues shall be reduced for bad debt/ uncollectible accounts receivables by the greater of (A) 1%, and (B) actual experience for the prior 12 months, (iii) revenues shall exclude amortization of operating covenant payments previously made to tenants (which amortization the Borrowers currently record as a reduction to revenues), and (iv) expenses shall exclude (i) all interest expense and interest income related to the Loans, and (ii) non-cash amortization and depreciation of capitalized real estate, tenant allowances, leasing commissions, equipment, and capitalized repairs or replacements.

          "Notes": means the promissory notes dated the Fifth Modification Date made by the Borrowers as provided for in Section 2.1(d) and all promissory notes delivered in substitution or exchange therefor, in each case as the same may be consolidated, replaced, severed, modified, amended or extended from time to time.

          "Notice of Borrowing":  as defined in Section 2.2 hereof.

          "Obligations": the unpaid principal amount of, and interest (including, without limitation, interest accruing after the maturity of the Loans and interest accruing after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to the Borrowers, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding) on the Loans, and all other obligations and liabilities of the Borrowers to the Administrative
     Agent and/or the Lenders, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred, which may arise under, or out of or in connection with this Agreement, the Notes, the Security Documents and any other Loan Documents and any other document made, delivered or given in connection therewith or herewith, whether on account of principal, interest, reimbursement obligations, fees, indemnities, costs, expenses (including, without limitation, all reasonable fees and disbursements of counsel to the Administrative Agent and/or the Lenders that are required to be paid by the Borrowers pursuant to the terms of the Loan Documents) or otherwise.

          "Occupancy Cost Percentage": for any twelve month period the ratio of the sum of minimum rent, percentage rent, common area charges, real estate tax charges, and all other amounts (other than utility charges) paid or payable by a tenant under its Lease with respect to such twelve month period, divided by the tenant's total sales, exclusive of sales taxes or similar taxes, for such twelve month period.

          "Operating Partnership": Crown American Properties, L.P., a Delaware limited partnership, together with its successors and assigns.

          "Option Parcel": collectively (a) with respect to the Washington Crown Center, covering the real property subject to the May Option, as more particularly described on Exhibit I(A) attached hereto and the Bon-Ton Option Parcel; and (b) with respect to Valley Mall, the real property subject to the May Option, as more particularly described on Exhibit J attached hereto.

          "Original Ground Lessee": Crown Construction Company, now known as Crown American Associates, a Pennsylvania business trust.

          "Other Taxes":  as defined in Section 3.7(b).

          "Out-Parcels": those certain parcels of real property (or the remaining portions thereof owned by any Borrower as of the Fifth Modification Date) located upon or adjacent to (a) the Mt. Berry Square Mall, as more particularly delineated on the survey attached hereto as Exhibit F, (b) the Valley Mall, as more particularly delineated on the survey attached hereto as Exhibit G, (c) the Jacksonville Mall located in Jacksonville, North Carolina, as more particularly delineated as the "Out-Parcel" on the survey attached hereto as Exhibit H, and (d) Washington Crown Center, as more particularly delineated as the "Out-Parcel" on the survey attached hereto as Exhibit I(c).

          "Participant":  has the meaning assigned in Section 11.19(c).

          "Partnership": any general or limited partnership, joint venture, corporation, limited liability company or limited liability partnership in which the Borrowers or any Subsidiary has an ownership interest, but which does not constitute a Subsidiary of the Borrowers.

          "Payment Date":  has the meaning assigned in Section 3.1(b).

          "Payor":  has the meaning assigned in Section 3.5(c).

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

          "Potential  Default":      the occurrence of any  event  or  condition
     which, with the giving of notice, the passage of time, or both, would constitute an Event of Default.

          "Principal Balance": the outstanding principal balance of the Loans from time to time (after taking into account any requested advance, if so required hereby).

          "Proposed Lender":  has the meaning assigned in Section 3.6(g).

          "Regulation D": Regulation D of the Board of Governors of the Federal Reserve System of the United States of America (or any successor), as the same may be modified and supplemented and in effect from time to time.

          "Regulatory Change": with respect to any Lender, any change after the date hereof in Federal, state or foreign law or regulations (including, without limitation, Regulation D) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks including such Lender of or under any Federal, state or foreign law or regulations (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

          "REIT":   Crown American Realty Trust, a real estate investment  trust organized and existing under the laws of the State of Maryland, together with its successors and assigns.

          "Release Premium": means the amount (if any) in excess of 75% of the Individual Property Value of any Secured Line Property, by which the Maximum Loan Amount is required to be reduced in the event that such Secured Line Property is released from the lien of its Mortgage.

          "Rents": all rents, royalties, issues, profits, rent equivalent income, security deposits, insurance proceeds, tax refunds, any other revenues, income benefits or proceeds of any nature whatsoever generated by, arising from or otherwise relating to the Secured Line Properties.

          "Requesting Lender":  has the meaning assigned in Section 3.6(g).

          "Required Payment":  has the meaning assigned in Section 3.5(c).

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

          "Reserve Agreement": that certain Amended and Restated Loan Reserves and Security Agreement of even date herewith between the Borrowers and the Administrative Agent (on behalf of Lenders), and any and all supplements or amendments thereto made in connection with the addition of Additional Secured Line Property to the Borrowing Base.

          "Reserve  Requirement":  for any Interest Period  for  any  Eurodollar
     Loan, the average maximum rate at which reserves (including, without limitation, any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding $1,000,000,000 against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall include any other reserves required to be maintained by such member banks by reason of any Regulatory Change with respect to (i) any category of liabilities that includes deposits by reference to which the Eurodollar Base Rate for any Interest Period for any Eurodollar Loans is to be determined as provided in the definition of "Libor Base Rate" or (ii) any category of extensions of credit or other assets that includes Eurodollar Loans.

          "Reserves":  as defined in Section 3.7.

          "Responsible  Officer":   the chief executive  officer,  president  or
     general partner of a Borrower or, with respect to financial matters, the chief financial officer of such Borrower.

          "Road Dedication Agreement": means the Development Agreement dated November 19, 1998 between United Washington Associates, L.P., a Pennsylvania limited partnership, Crown American Associates, successor by merger to Crown American Corporation, Crown American Financing Partnership, L.P., and the New Borrower and that certain Highway Occupancy Permit 118574, issued December 16, 1998.

          "Road Dedication Parcel(s)" means the Parcel(s) of land at the Washington Crown Center that are the subject of proposed road dedications, as delineated on Exhibit I(D).

          "Rollover Reserve":  as defined in the Reserve Agreement.

          "S&P":   Standard & Poor's Ratings Services, a division of The McGraw-
     Hill Companies, Inc.

          "Secondary Market Transaction": has the meaning assigned in Section 11.6(b).

          "Secured Line Properties": (a) each of the following properties on which the Administrative Agent (on behalf of Lenders) holds a Mortgage on the fee simple interest of the applicable Borrower that owns such property (other than the Shenango Valley Mall, in which case the Mortgage covers such Borrower's leasehold interest): (i) the Mount Berry Mall; (ii) the Bradley Square Mall; (iii) the Shenango Valley Mall; (iv) the Jacksonville Mall; (v) the Valley Mall; and (iv) the Washington Crown Center; and (b) the Additional Secured Line Properties.

          "Security Documents": the collective reference to the Mortgages, the Assignments of Leases and Rents, the Financing Statements and all other security documents hereafter delivered to the Administrative Agent (on behalf of Lenders) granting a Lien on any asset or assets of any Person to secure any of the Obligations or to secure any guarantee of any such Obligations.

          "Shenango  Valley  Mall":   that  certain  shopping  mall  located  in
     Hermitage, Pennsylvania.

          "Single Purpose Entity": a Person, other than an individual, a government or any agency or political subdivision thereof, which (a) exists solely for the purpose of owning an Additional Secured Line Property,
     (b) observes corporate, company or partnership formalities independent of any other Person, (c) is owned entirely by the REIT and/or the Operating Partnership, and (d) otherwise complies in all material respects with the covenants set forth in Section 6.17 hereof.

          "Site Assessment" an environmental engineering report for each Secured Line Property prepared at the Borrowers' expense by an engineer engaged by the Borrowers and approved by the Administrative Agent, and in a manner satisfactory to the Administrative Agent, based upon an investigation relating to and making appropriate inquiries concerning the existence of Hazardous Materials on or about each such Secured Line Property, and the past or present discharge, disposal, release or escape of any such substances, all consistent with ASTM Standard E1527-93 or any successor thereto published by ASTM and good customary and commercial practice. A list of Site Assessments in existence as of the Fifth Modification Date is attached hereto as Schedule 8.2.

          "Subsidiary: means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held, or (b) that is, as of such date, otherwise controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

          "Taxes":  as defined in Section 3.7(a).

          "Termination Date": November 17, 2004.

          "Threshold Amount": has the meaning ascribed in Section 6.21.

          "Total Interest Expense" means, for any period, the sum of (a) interest expense of the Consolidated Businesses paid during such period, and (b) interest expense of the Consolidated Businesses accrued and/or capitalized for such period, in each case including participating interest expense but excluding extraordinary interest expense, in each case excluding all current and future amortization of deferred financing costs associated with new financings or refinancings of existing and/or new Indebtedness.

          "Total Liabilities": consolidated debt from all properties owned by each Borrower (including its Subsidiaries) determined as a weighted average based on the number of days such debt was outstanding.

          "Type": as used hereunder to distinguish "Types of Loans" refers to whether a Loan is an Alternate Base Rate Loan or a Eurodollar Loan, each of which constitutes a Type.

          "Underwritten Net Operating Income": as of the date of determination, a calculation of Net Operating Income (as determined and adjusted pursuant to the definition thereof) annualized for the succeeding twelve (12) month period, based upon tenants in place as of such date (i.e., tenant has taken possession and has commenced paying rent, provided that if all related unpaid leasing commissions and tenant and capital improvement allowances and work have not been paid, the availability under the Loans shall be reduced by an amount necessary to pay for such costs not yet paid until such time as such costs have been paid), as of the date of such determination and as further adjusted as follows:

     (a) Revenues shall be (i) adjusted for a maximum occupancy of In-Line Space of not more than 95% for Jacksonville Mall and Valley Mall and not more than 85% for the other Secured Line Properties, (ii) reduced by an amount of all replacement reserves required to be maintained by the Borrowers pursuant to the terms of the Reserve Agreement (including, without limitation, replacement reserves equal to the greater of the amount of actual reserves required to be maintained pursuant to the Reserve Agreement, or $0.15 per square foot of owned gross leaseable area contained in the Secured Line Properties in the aggregate), (iii) reduced to exclude all income from any tenants that are more than 90 days past due in payment of any of their lease obligations other than payment of "CAM" charges and related reimbursement charges which a tenant may be disputing in good faith (except as the Administrative Agent may determine in its discretion to include), (iv) in the Administrative Agent's reasonable discretion, reduced for all Major Leases expiring within the next three (3) months succeeding the determination date (the Administrative Agent's reasonable discretion to be exercised taking into account, among other things, the length of time that such tenant has been at the Property, its credit history, past renewal history, the sales per square foot of such tenant at the Property and the availability of competitive space to such tenant in the related market), (v) reduced to reflect a 12% Occupancy Cost Percentage under any Lease at Washington Crown Center if either (A) in the year prior to the determination year for any Lease termination clause in favor of the tenant the sales for the tenant under such Lease have not achieved at least 90% of the sales termination threshold, or (B) in the year during a sales termination period, the sales for any such tenant are less than 100% of the sales termination threshold, unless and until in either case the tenant has waived the Lease termination right or it has expired unexercised, (vi) reduced by 25% in the case of rent paid by the theater tenant at Washington Crown Center, (vii) in Administrative Agent's reasonable discretion, reduced for reserves or deductions for anchor leases that have not previously been approved as creditworthy (the Administrative Agent hereby acknowledging that all existing anchor tenants have been approved as of the date hereof) or have delivered termination notices or declined to exercise renewal options or have defaulted on lease obligations, declared bankruptcy, or has had a material adverse change in its financial or operating condition such that its ability to perform its lease obligations will be materially impaired, (viii) with respect to the portion thereof derived from temporary tenants, promotional income and miscellaneous mall income, based on 95% of the immediately preceding four quarters (the "T12"), (ix) with respect to percentage rents and percentage rents in lieu of base rent, (A) for tenants in place at least twelve (12) months, based on 95% of the actual percentage rent from such tenants adjusted for inflation at a rate equal to the consumer price index for the preceding twelve month period (provided that the amount of such adjustment shall not exceed the inflation adjustment for expenses below), and (B) for tenants in place for less than 12 months, based on the Additional Percentage
          Rent, and (x) expense recoveries shall be based on applying the recovery rate for the T12 and adjusting same for the change in in-place occupancy (as adjusted above) but no more than what is then currently being billed for in-place tenants on an annualized basis subject to adjustment for inflation (to the extent that leases allow for increases in the expense recoveries for inflation); and

     (b) Expenses shall be based on the T12 (as adjusted for reserves, management fees and other items as expressly set forth in this definition and in the definition of Net Operating Income) and shall
          (i) be adjusted for actual known changes at the date of determination in taxes, insurance, and other contractually fixed expenses, (ii) increased for inflation at a rate equal to the consumer price index for the preceding twelve month period (unless adjusted pursuant to clause (i) hereof), and (iii) adjusted, in the Administrative Agent's reasonable determination, for significant non-recurring credits or charges included in the expenses for the T12.

          "Valley  Mall":   that  certain shopping mall located  in  Hagerstown,
     Maryland.

          "Washington Crown Center": that certain shopping mall located in Washington, Pennsylvania.

          1.2 Other Definitional Provisions. (a) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in the Notes or any certificate or other document made or delivered pursuant hereto.

          (b) As used herein and in the Notes, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Borrowers and their respective Subsidiaries not defined in Section 1.1 and accounting terms partly defined in Section 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.

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


                   SECTION 2.  AMOUNT AND TERMS OF COMMITMENT

          2.1   The  Commitments, Loans and Notes. (a) Subject to the terms  and conditions hereof, each Lender severally agrees to make the Loans to the Borrowers during the Commitment Period in Dollars in an aggregate principal amount at any one time outstanding which does not exceed the Funding Threshold, each Lender agreeing to make Loans to the Borrowers in Dollars in a principal amount up to but not exceeding the amount of the Commitment of such Lender. During the Commitment Period the Borrowers may use the Commitment by borrowing, prepaying the Loans in whole or in part at such times, and under such conditions, as permitted under this Agreement, and reborrowing, all in accordance with the terms and conditions hereof.

          (b) The Loans of each Lender shall be made and maintained at such Lender's Applicable Lending Office for Loans of such Type.

          (c) The failure of any Lender to make any Loan to be made by it on the date specified therefor shall not relieve any other Lender of its obligation to make its Loans, but neither any Lender nor the Administrative Agent shall be responsible for the failure of any other Lender to make a Loan to be made by such other Lender.

          (d) (i) The Loans made by each Lender shall be evidenced by a single promissory note of the Borrowers substantially in the form of Exhibit N, payable to such Lender in a principal amount equal to the amount of its Commitment as originally in effect and otherwise duly completed.

          (ii) The date, amount, Type, interest rate and duration of Interest Period (if applicable) of each Loan made by each Lender to the Borrowers, and each payment made on account of the principal thereof, shall be recorded by such Lender on its books and, prior to any transfer of the Note held by it, endorsed by such Lender on the schedule attached to such Note or any continuation thereof; provided that the failure of such Lender to make any such recordation or endorsement shall not affect the obligations of the Borrowers to make a payment when due of any amount owing hereunder or under such Note in respect of such Loans.

          (iii) No Lender shall be entitled to have its Note substituted or exchanged for any reason, or subdivided for promissory notes of lesser denominations, except in connection with a permitted assignment of all or any portion of such Lender's Commitment, Loans and Note pursuant to Section 11.19 (and, if requested by any Lender, the Borrowers agree to so substitute or exchange any Note and enter into note splitter agreements in connection therewith).

          (iv) In the event of the loss, theft or destruction of any Note, upon the Borrowers' receipt of a reasonably satisfactory indemnification agreement executed in favor of the Borrowers by the holder of such Note, or in the event of the mutilation of any Note, upon the surrender of such mutilated Note by the holder thereof to the Borrowers, the Borrowers shall execute and deliver to such holder a new replacement Note in lieu of the lost, stolen, destroyed or mutilated Note.

          2.2 Procedure for Borrowing. (a) The Borrowers may borrow during the Commitment Period in an aggregate principal amount not exceeding the Funding Threshold then in effect; provided that the Borrowers shall give the Administrative Agent notice of such borrowing in a form reasonably satisfactory to the Administrative Agent (a "Notice of Borrowing"), which notice must be received by the Administrative Agent prior to 10:00 a.m., New York time, at least 10 Business Days prior to the requested Borrowing Date (provided, however, that (1) if the Administrative Agent elects pursuant to the provisions of subparagraph (e) below to re-audit the Underwritten Net Operating Income of the Secured Line Properties, the Administrative Agent shall have 30 days from the request for an advance to make such advance and (2) any request for an advance of Construction Loan Proceeds shall be governed by the Construction Loan Requirements). The Notice of Borrowing shall include a certification of a Responsible Officer specifying (i) the amount to be borrowed, (ii) the requested Borrowing Date, (iii) the calculation of the Funding Threshold, and a certification that the Funding Threshold will not be exceeded by such requested borrowing, (iv) the purpose for which such advance is requested (which purpose shall be a permitted purpose hereunder), and (v) a certification that all other conditions for such advance, including conditions set forth in Article V hereof, have been satisfied. In the event the Borrowers revoke such Notice of Borrowing prior to the Lenders' disbursement of an advance, the Borrowers shall reimburse the Administrative Agent on behalf of the Administrative Agent, the Lenders and their agents and contractors for all reasonable expenses actually incurred by such parties in connection with such proposed advance and all amounts due pursuant to Section 3.6(e).

          (b) Beginning on the Fifth Modification Date, pursuant to and in accordance with the terms of this Agreement, borrowings shall only be permitted hereunder for the purposes set forth in Section 4.23, and not for payment of any Construction Costs, unless the Construction Loan Requirements are satisfied.

          (c) Each borrowing (other than advances under a Construction Loan) shall be in an amount equal to or greater than $3,000,000. No borrowings shall be permitted more than once in any calendar month, except that in the month in which the Fifth Modification Date occurs, borrowings shall be permitted (i) on the Fifth Modification Date, and (ii) at one other time, as designated by the Borrowers, during such month. Advances under any Construction Loan shall be in minimum amounts of $300,000 each and governed by the terms of the Construction Loan Requirements.

          (d) Notwithstanding anything to the contrary contained herein, the Borrowers shall not be permitted to borrow hereunder at any time after the first day of the last full calendar month immediately preceding the Termination Date, and any advance during the last 120 days prior to the Termination Date shall be based on the Funding Threshold in effect as of the end of the previous calendar quarter.

          (e) The Administrative Agent shall have the right to condition an advance upon a re-audit of the Underwritten Net Operating Income of the Secured Line Properties, in scope and substance as reasonably determined by the Administrative Agent, (i) if the Borrowers have requested an increase in the amount of funds available under the Loan since the date of the last audit of the Underwritten Net Operating Income, (ii) at the end of each calendar year, and
(iii) if the Administrative Agent reasonably determines that a material adverse change may have occurred in the business or financial condition or management of the Borrowers, the Secured Line Properties or any anchor or theater tenant or non-tenant anchor since the date of the last audit of the Underwritten Net Operating Income, provided, however, that the Administrative Agent may require that any such re-audit be performed by an outside third-party accountant at the Borrowers' expense only if the audit is initiated after the occurrence and during the continuance of an Event of Default (any additional re-audits permitted hereunder to be performed internally by, or otherwise at the expense of, the Administrative Agent).

          (f) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 12:00 noon, New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders. The Administrative Agent will promptly make such Loans available to the Borrowers by wire transfer of immediately available funds to an account in the United States designated by the Borrowers.

          2.3 Additional Properties. If the Borrowers desire to obtain funds in excess of the amount then available pursuant to the Funding Threshold (but in no event in excess of $175,000,000), the Borrowers may from time to time identify to the Administrative Agent one or more properties to secure the Loans in addition to the then existing Secured Line Properties, which will be subject to approval by the Administrative Agent and all of the Lenders in their sole and absolute discretion following the performance by the Administrative Agent and each Lender of its customary underwriting procedures. Neither the Administrative Agent nor any Lender shall be under any obligation to accept any such property as collateral for the Loans. If the Borrowers wish to submit a proposed property for inclusion as an Additional Secured Line Property, the Borrowers shall, at the Borrowers' sole cost and expense, submit to the Administrative Agent for the review and approval of the Administrative Agent and the Majority Lenders, all of the due diligence materials more particularly set forth in Schedules 1 and 2 attached hereto (including, without limitation, a Subordination, Non-Disturbance and Attornment Agreement substantially in the form of Exhibit E hereto from each of the tenants under leases at such proposed property, as requested by the Administrative Agent or the Lenders, or evidence satisfactory to the Administrative Agent and the title insurance company issuing a commitment to insure the Mortgage covering such Additional Secured Line Property that such leases are subordinate by their terms). The Administrative Agent and the Lenders shall endeavor, but shall not be obligated, to complete their underwriting procedures with respect to such proposed Additional Secured Line Property and, in the event the Administrative Agent and all of the Lenders grant their approval to such property, to cause the Lenders to complete the funding of an advance hereunder for the purpose of acquiring such proposed Additional Secured Line Property, within forty-five (45) days following the Administrative Agent's receipt of all documentation required hereunder (excluding any estoppels and Subordination, Non-Disturbance and Attornment Agreements).

          2.4 Release of Properties. Except as provided in Sections 2.6, 2.7 and 2.8 below with respect to sale of Secured Line Properties, Out-Parcels, Option Parcels and Road Dedication Parcels, respectively, no Secured Line
Property or any portion thereof will be released from the Lien of its corresponding Security Documents (a "Release") until such time as the Loans and all other amounts (including, without limitation, the Exit Fee) payable under the Loan Documents have been paid in full (subject in all respects to the prepayment prohibition in Section 3.2) and this Agreement has been terminated in accordance with the provisions hereof.

          2.5 Servicing Fee, Extension Fee, Exit Fee; Agency Fee. (a) The Administrative Agent may, at its option, enter into such sub-servicing arrangements as the Administrative Agent deems appropriate for purposes of servicing the Loan. The Administrative Agent shall be responsible for any obligations to CB Servicing, Inc. under that certain Amended and Restated Subservicing Agreement dated September 24, 1998 between GECC and CB Servicing, Inc., as amended prior to date of the execution and delivery of this Agreement.

          (b)  GECC acknowledges receipt of the Extension Fee.

          (c) The Borrowers agree to pay to the Administrative Agent (pro rata on behalf of the Lenders) the Exit Fee on the date of payment in full of the Loans, whether on or prior to the Termination Date. In addition, in the event that the Maximum Loan Amount is reduced as a result of the release of any Secured Line Property prior to the Termination Date, the Borrowers shall pay to the Lenders a pro rated portion of the Exit Fee based on the amount of the reduction in the Maximum Loan Amount.

          (d) Until payment in full of all obligations under this Agreement and the other Loan Documents, Borrower shall pay to the Administrative Agent, for its sole account, the Agency Fee and other fees payable to the Administrative Agent, if any, in accordance with the Fee Letter.

          2.6 Sale of Secured Line Properties. Notwithstanding any other terms or provisions of this Agreement, upon the arms-length sale of any Secured Line Property to an unrelated third party, (a) such Secured Line Property shall be released by the Administrative Agent (and the Administrative Agent is hereby authorized to execute such releases on behalf of the Lenders) from the lien of its Mortgage, provided that (i) at all times the Loans are secured by at least three (3) Secured Line Properties, at least one of which is either Valley Mall or Jacksonville Mall, and (ii) the Funding Threshold will not be exceeded as a result of such release, (b) all or a portion of the net proceeds of sale may be applied to the prepayment of the Loans, even if the Lockout Period has not yet terminated, provided that in the case of any prepayment the applicable Exit Fee is paid, together with any amounts due pursuant to Section 3.6(e), and (c) the Borrower that owns the Secured Line Property being released shall be released from its obligations under the Notes and this Agreement (other than obligations that, pursuant to the provisions of this Agreement or any other Loan Document, survive the termination of this Agreement), unless such Borrower owns any other Secured Line Property still encumbered by a Mortgage.

          2.7   Release  of Out-Parcel.  At any time after the date hereof,  the
Borrowers may obtain a release from the Administrative Agent (and the Administrative Agent is hereby authorized to execute such releases on behalf of the Lenders) of an Out-Parcel, or a portion of an Out-Parcel, from the lien of the related Mortgage upon sixty (60) days prior written notice, provided that such release shall only be granted if the following conditions have been met or satisfied:

               (i) The Borrowers shall reimburse the Administrative Agent for any reasonable costs and expenses the Administrative Agent actually incurs arising from the transfer of the Out-Parcel and any release of the Out-Parcel from the lien of the related Mortgage (including, without limitation, reasonable attorneys fees and expenses);

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

              (vii) All  requirements under all laws, statutes, rules  and regulations (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Secured Line Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Administrative Agent which in form and substance would be acceptable to a prudent lender;

             (viii) As  a  result of the lot split, the remaining  Secured
                    Line Property and the Out-Parcel each considered alone will not be in violation of any applicable law, statute, rule or regulation (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetland requirements) and all necessary variances, if any, shall have been obtained and evidence thereof has been delivered to the Administrative Agent which in form and substance would be acceptable to a prudent lender;

               (ix) The   Administrative  Agent  shall  have  received  evidence
                    reasonably satisfactory to it that the Out-Parcel has been transferred to a Person who is not an Affiliate of the Borrowers, except in the case of any Valley Mall Out-Parcel which is intended to be used for the development of a strip shopping center;

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

               (xi) The  occupancy  rate  (including  anchor  tenants)  of  such
                    Secured  Line Property shall be greater than the greater  of
                    (A) 80% and (B) the occupancy rate set forth on Schedule 2.7 (provided that if the occupancy rate set forth on Schedule
                    2.7 is 90% or greater it shall not be necessary that such property have an occupancy rate greater than 90%);

              (xii) The Underwritten Net Operating Income as of the date of the Out-Parcel release allocable to the remaining Secured Line Properties shall not be less than the Underwritten Net Operating Income for the Secured Line Properties set forth on Schedule 2.7;

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

              (xvi) Approval of such release by the Administrative  Agent,
                    which   approval   shall   not  be  unreasonably   withheld,
                    conditioned or delayed;

             (xvii) The  Borrowers  shall  execute  such  documents   and
                    instruments and obtain such opinions of counsel as a prudent lender would require;

            (xviii) The   Borrowers  shall  deliver  evidence  reasonably
                    satisfactory to the Administrative Agent that the release of the Out-Parcel will not have a Material Adverse Effect;

              (xix) The Borrowers shall deliver to the Administrative Agent all net proceeds of the sale of the Out-Parcel (such proceeds, in the case of Valley Mall, to be net of up to $1,220,000 reimbursement to the Borrowers for Out-Parcel development costs, which have been incurred and hereby approved by the Administrative Agent prior to the Fifth Modification Date, in addition to other customary sales transaction costs) for deposit by the Administrative Agent into the Rollover Reserve, to be used to pay for leasing commissions and tenant improvements at any Secured Line Property, in accordance with the provisions of the Reserve Agreement;

               (xx) The Borrowers deliver to the Administrative Agent a site plan or other satisfactory evidence that no portion of such Out-Parcel is required for the construction of a stadium theater at Bradley Square Mall;

              (xxi) If the Out-Parcel is the 20-acre Out-Parcel at Mt. Berry
                    Square Mall for which the Borrowers requested GECC to approve a change in zoning, all requirements of GECC's approval set forth in Exhibit N have been satisfied;

             (xxii) Any sale commission payable to the REIT or any of its
                    Affiliates does not exceed 15%, unless otherwise approved by the Administrative Agent;

            (xxiii) Such Out-Parcel is not an income-producing property (the release of any income-producing Out-Parcel to be subject to the approval of the Administrative Agent in its sole discretion); and

             (xxiv) The Borrowers shall deliver to the Administrative Agent such information as may be available to Borrowers to verify satisfaction of the foregoing requirements, and, for informational purposes only, if available, information regarding comparable sales.

     2.8 Release of Option Parcels and Road Dedication Parcels. At any time, the Borrowers may obtain the release of an Option Parcel or a Road Dedication Parcel (and the Administrative Agent is hereby authorized to execute such releases on behalf of the Lenders) from the lien of the applicable Mortgage, provided that such release is made in accordance with the applicable May Option, Bon-Ton Option or Road Dedication Agreement, as applicable, and shall only be granted if the following conditions have been met or satisfied:

          (i) the Borrowers shall reimburse the Administrative Agent for any reasonable costs and expenses it actually incurs arising from the release of the Option Parcel or Road Dedication Parcel, as applicable, from the lien of the applicable Mortgage (including, without limitation, reasonable attorneys fees and expenses);

          (ii) At the time the Borrowers request such release and at the time such release is granted there is no Default or Event of Default continuing;

         (iii) Each applicable municipal authority exercising jurisdiction over the Option Parcel or Road Dedication Parcel, as applicable, shall have approved, or shall be prepared to approve, as part of its standard approval process, a lot-split ordinance or other applicable action under local law dividing the Option Parcel or Road Dedication Parcel, as applicable, from the remainder of the applicable Secured Line Property and assigning separate tax identification numbers to each;

          (iv) Upon the release of the Option Parcel or Road Dedication Parcel, as applicable, and after the completion of the standard approval process for tax lot-splits by the applicable municipal authority exercising jurisdiction over the Option Parcel or Road Dedication Parcel, as applicable,, no part of the remaining applicable Secured Line Property shall be part of a tax lot affecting any portion of the Option Parcel;

          (v) The Administrative Agent shall have received appropriate title endorsements to the title policies issued to insure the lien of the Mortgage confirming the priority of the lien of the Mortgage on the remaining portion of the Secured Line Property;

          (vi) A metes and bounds description of the Option Parcel or Road Dedication Parcel has been delivered to the Administrative Agent, together with, if previously not delivered to the Administrative Agent, an ALTA survey meeting the requirements of this Agreement or other evidence reasonably satisfactory to the Administrative Agent describing the remaining Secured Line Property, and a site plan for all construction intended to be financed at such Secured Line Property with proceeds of a Construction Loan hereunder, demonstrating that the conveyance of such Option Parcel or Road Dedication Parcel will not negatively affect the operation of the Secured Line Property;

         (vii) All requirements under all laws, statutes, rules and regulations (including, without limitation, all zoning and subdivision laws, setback requirements, sideline requirements, parking ratio requirements, use requirements, building and fire code requirements, environmental requirements and wetlands requirements) applicable to the Secured Line Property necessary to accomplish the lot split shall have been fulfilled, and all necessary variances, if any, shall have been obtained, and evidence thereof has been delivered to the Administrative Agent which in form and substance is appropriate for the jurisdiction in which the Secured Line Property is located;

        (viii) The Administrative Agent shall receive evidence that the Option Parcel or Road Dedication Parcel is transferred to a Person who is not an Affiliate of the Borrowers, and that such Option Parcel or Road Dedication Parcel will be used for the purposes set forth in the applicable May Option, the Bon-Ton Option or the Road Dedication Agreement, as applicable;

          (ix) Appropriate reciprocal easement agreements or such other evidence for the benefit and burden of the remaining Secured Line Property and the Option Parcel or Road Dedication Parcel regarding the use of common facilities of such parcels, including, but not limited to, roadways, parking areas, utilities and community facilities by the occupants of the remaining Secured Line Property and the Option Parcel or Road Dedication Parcel, in form and substance reasonably acceptable to the Administrative Agent, shall be declared and recorded. In addition, all operating covenants, if any, of the tenants under the applicable May Option Agreement or Bon-Ton Option Agreement, as applicable, and the parties to the Road Dedication Agreement, remain in full force and effect after such release;

          (x) The remaining portion of the Secured Line Property and the Option Parcel or Road Dedication Parcel shall be in compliance with all applicable covenants under all anchor leases and Major Leases (including, but not limited to, parking requirements) and all easements and property agreements contained in the Permitted Encumbrances for such Secured Line Property;

          (xi) In the case of any release of the Bon-Ton Option Parcel, the Borrowers shall deliver to the Administrative Agent all net proceeds of the sale of such Option Parcel for application to the prepayment of the Loans; and

        (xii) the Borrowers shall execute such documents and instruments and obtain such opinions of counsel as are typical for similar transactions.

          2.9 Release of Previous Existing Borrowers. None of the Previous Existing Borrowers owns a Secured Line Property, and none of them intends to own an Additional Secured Line Property. Accordingly, such Previous Existing Borrowers have requested to be released from all liability in connection with the Loans, and Administrative Agent, on behalf of Lenders, hereby agrees to such release, beginning on the Fifth Modification Date.

          2.10 Extension of Fourth Amendment. The Fourth Amendment provides that it shall expire automatically on December 1, 2000. Such extension date is hereby extended to the date of this Agreement, effective as of December 1, 2000.

          2.11 Re-Grant of Security. The Borrowers hereby assign, pledge and grant a security interest to the Administrative Agent, on behalf of the Lenders, of all security previously granted by the Existing Borrowers to GECC, in its capacity as "Lender" under the Existing Credit Agreement.

          SECTION 3.  GENERAL PROVISIONS APPLICABLE TO LOAN

          3.1 Interest Rates and Payment Dates. (a) The Loans shall bear interest at a rate per annum equal to the Contract Rate determined for such
Interest Period, provided that each advance made prior to January 1, 2001 and each other Loan that is made on any Business Day other than the first day of an Interest Period shall bear interest at the Alternate Base Rate until the first day of the next Interest Period, at which time such Alternate Base Rate Loan(s) automatically shall be converted to Eurodollar Loans unless otherwise provided herein. Subject to any other provisions of this Agreement which, in certain instances, require payment of interest at the Alternate Base Rate, such Eurodollar Loans shall Continue from one Interest Period to the next Interest Period. Interest shall be computed on the basis of a fraction, the denominator of which is three hundred sixty (360) and the numerator of which is the actual number of days elapsed (including the first day but excluding the last day) during the period for which payable. If the Borrowers fail to pay any installment of interest or principal within five (5) days after the date on which the same is due, the Borrowers shall pay to the Administrative Agent (on behalf of the Lenders) a late charge on such past-due amount, as liquidated damages and not as a penalty, equal to the greater of (a) interest at the Default Rate on such amount from the date when due until paid, or (b) five percent (5%) of such amount, but not in excess of the maximum amount of interest allowed by applicable law. While any Event of Default exists, the Loans shall bear interest at the Default Rate; provided, that during the continuance of an Event of Default the Administrative Agent may suspend the right of the Borrowers to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day(s) of the respective Interest Periods therefor) into Alternate Base Rate Loans and, thereafter, the Default Rate shall be computed using the Alternate Base Rate.

          (b)       The Loans shall be payable as follows:

               (i) the Borrowers shall pay interest in arrears on the last day of each Interest Period, or if the Alternate Base Rate is applicable, the first Business Day (assuming clause (b) of such definition applies) of each month (each a "Payment Date") in accordance with the wire transfer instructions set forth in Schedule 2.3(1) hereto (or such other instructions as the Administrative Agent may from time to time provide) until all amounts due under the Loan Documents are paid in full.

          (c) Notwithstanding anything to the contrary contained herein, the entire Principal Balance and all other Obligations due and payable under the Loan Documents, if not sooner paid or required to be paid pursuant to the terms of this Agreement, shall be immediately due and payable by the Borrowers on the Termination Date.

          3.2 Optional Prepayments. The Loans may not be prepaid, in whole or in part, during the Lockout Period, other than (a) prepayments made in the ordinary course of business that may be reborrowed under the revolving features of the credit facility and, (b) prepayment of all or any portion of the Loans on any Payment Date in connection with an arm's-length sale by the Borrowers to a non-affiliated entity of one or more Secured Line Properties or transfer of the Bon-Ton Option Parcel pursuant to the terms of the Bon-Ton Option or from proceeds of the sale of an Out-Parcel (such proceeds to be deposited in the Rollover Reserve, as provided in Section 2.7), provided that in the case of any prepayment made to this Section 3.2(b), the Borrowers (i) provide the Administrative Agent with at least fifteen (15) Business Days irrevocable notice of such prepayment, (ii) pay the Administrative Agent (A) the Exit Fee upon any prepayment in full and termination of this Agreement, and (B) the pro rata portion of the Exit Fee on any reduction on the Maximum Loan Amount upon any partial prepayment, and (iii) in the case of a partial prepayment, satisfy the requirements of Section 2.6. After expiration of the Lockout Period, the Loans may be prepaid, in whole or in part on any Payment Date or other date mutually satisfactory to the Borrowers and the Administrative Agent, upon at least fifteen (15) Business Days irrevocable notice to the Administrative Agent, subject to payment of the Exit Fee upon any prepayment in full and termination of this Agreement, and subject to payment of the pro rata portion of the Exit Fee on any reduction on the Maximum Loan Amount upon any partial prepayment. If following the occurrence of any Event of Default, the Borrowers shall tender payment of an amount sufficient to satisfy all or any portion of the Obligations, such tender by Borrower shall be deemed to be voluntary and may be accepted or rejected by the Administrative Agent in its sole discretion. If the Administrative Agent accepts such tender, the Borrowers shall pay, in addition to the Obligations, the Exit Fee. If any such notice is given, the amount specified in such notice shall be due and payable on the Payment Date specified therein, together with the Exit Fee. Partial prepayments pursuant to this
Section 3.2 (other than prepayments made from the proceeds of sale of an Out-Parcel) shall be in an aggregate principal amount of $1,000,000 or multiples of $100,000 in excess thereof. Subject to the limitations set forth above, if the Loans are prepaid, in whole or in part, including, without limitation, pursuant to a casualty or condemnation, each such prepayment shall be made to the Administrative Agent on the prepayment date specified in the applicable notice to the Administrative Agent pursuant hereto, and (in every case) together with
(i) the accrued and unpaid interest on the principal amount prepaid, (ii) any amounts payable to a Lender pursuant to Section 3.6 as a result of such prepayment while a Eurodollar Loan is in effect, and (iii) the Exit Fee upon any prepayment in full and termination of this Agreement, and the pro rata portion of the Exit Fee applied to the amount of any reduction in the Maximum Loan Amount.

          3.3 Mandatory Prepayments. (a) If on any date the Principal Balance exceeds the Funding Threshold in effect on such date or the Funding Threshold is exceeded as calculated (such condition, a "Borrowing Base Deficiency"), the Borrowers shall, (i) within thirty (30) days of the first date on which a Borrowing Base Deficiency existed which has not been subsequently cured, submit to the Administrative Agent a plan (a "Borrowing Base Restoration Plan"), in reasonable detail, and in form and substance satisfactory to the Administrative Agent, pursuant to which the Borrowers propose to eliminate such Borrowing Base Deficiency whether by prepayment or designation of Additional Secured Line Properties, which Borrowing Base Restoration Plan shall be certified by a Responsible Officer as having been approved and adopted on behalf of the Borrowers and which approval remains in effect, and (ii) within 60 days after the submission by the Borrowers of the Borrowing Base Restoration Plan with respect to such Borrowing Base Deficiency to the Administrative Agent (or, if no Borrowing Base Restoration Plan is submitted, 30 days after the deadline for submission of such plan), eliminate the Borrowing Base Deficiency.

          (b) If such Borrowing Base Deficiency is not eliminated within the time period required by subparagraph (a)(ii) above, then the entire outstanding principal balance of the Loans, together with all accrued interest, shall be immediately due and payable, together with the Exit Fee and all other amounts payable hereunder, including amounts due under Section 3.6(e).

          3.4 Application of Payments. All payments received by the Administrative Agent under the Loan Documents shall be applied: first, to the Exit Fee and any other fees or expenses due to the Administrative Agent and/or the Lenders under the Loan Documents; second, to any Default Rate interest or late charges; third, to accrued and unpaid interest; and fourth, to the principal sum and other amounts due under the Loan Documents; provided, however, that, if an Event of Default exists the Administrative Agent shall apply such payments in any order or manner as the Administrative Agent shall determine.

          3.5  Payments; Pro Rata Treatment; Etc.

          (a)  Payments Generally,

          (i) Payments by Borrowers. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrowers under this Agreement and the Notes, and, except to the extent otherwise provided therein, all payments to be made by the Borrowers under any other Loan Document, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account designated by the Administrative Agent by notice to the Borrowers, not later than 1:00 p.m., New York City time, on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day).

          (ii) Application of Payments. Subject to the provisions of Section 3.4, the Borrowers shall, at the time of making each payment under this Agreement or any Note for the account of any Lender, specify to the Admin-istrative Agent (which shall so notify the intended recipient(s) thereof) the Loans or other amounts payable by the Borrowers hereunder to which such payment is to be applied (and in the event that the Borrowers fail to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may distribute such payment to the Lenders for application in such manner as it may determine to be appropriate, subject to
Section 3.5(b) and any other agreement among the Administrative Agent and the Lenders with respect to such application).

          (iii) Forwarding of Payments by the Administrative Agent. Except as otherwise agreed by the Administrative Agent and the Lenders, each payment received by the Administrative Agent under this Agreement or any Note for account of any Lender shall be paid by the Administrative Agent promptly to such Lender, in immediately available funds, for account of such Lender's Applicable Lending Office for the Loan or other obligation in respect of which such payment is made.

          (iv) Extensions to Next Business Day. If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

          (b) Pro Rata Treatment. Except to the extent otherwise provided herein: (i) each advance of a Loan from the Lenders under Section 2.1 shall be made from the Lenders, and any termination of the obligation to make an advance of the Loans shall be applied to the respective Commitments of the Lenders, pro rata according to the amounts of their respective Commitments; (ii) except as otherwise provided in Section 3.6(d), Loans shall be allocated pro rata among the Lenders according to the amounts of their respective Commitments (in the case of the making of Loans) or their respective Loans (in the case of Conversions or Continuations of Loans); (iii) each payment or prepayment of principal of Loans by the Borrowers shall be made for account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Loans held by them; and (iv) each payment of interest on Loans by the Borrowers shall be made for account of the Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders.

          (c) Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Lender or the Borrowers (in either case, the "Payor") prior to the date on which the Payor is to make payment to the Administrative Agent of (in the case of a Lender) the proceeds of a Loan to be made by such Lender hereunder or (in the case of the Borrowers) a payment to the Administrative Agent for account of any Lender hereunder (in either case, such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to (i) the Federal Funds Rate for such day in the case of payments returned to the Administrative Agent by any of the Lenders or (ii) the applicable interest rate due hereunder with respect to payments returned by the Borrowers to the Administrative Agent and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three
(3) Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

          (A) if the Required Payment shall represent a payment to be made by Borrower to the Lenders, the Borrowers and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Default Rate (without duplication of the obligation of the Borrowers under Section 3.1(a) to pay interest on the Required Payment at the Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of the Borrowers under Section 3.1(a) to pay interest at the Default Rate in respect of the Required Payment, and

          (B) if the Required Payment shall represent proceeds of a Loan to be made by the Lenders to the Borrowers, the Payor and the Borrowers shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in Section 3.1(a) is applicable to the Type of such Loan, it being understood that the return by the Borrowers of the Required Payment to the Administrative Agent shall not limit any claim the Borrowers may have against the Payor in respect of such Required Payment.

          (d)  Sharing of Payments, Etc.

          (i) Right of Set-off. The Borrowers agree that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim a Lender may otherwise have, each Lender shall be entitled, at its option (to the fullest extent permitted by law), to set off and apply any deposit (general or special, time or demand, provisional or final), or other indebt-edness, held by it for the credit or account of the Borrowers at any of its
offices  (other  than  the retirement   accounts  listed  on  Schedule  3.5(d)
or otherwise specifically designated in writing by Borrowers to Administrative Agent from time to time), in Dollars or in any other currency, against any principal of or interest on any of such Lender's Loans or any other amount payable to such Lender hereunder, that is not paid when due (regardless of whether such deposit or other indebtedness is then due to the Borrowers), in which case it shall promptly notify the Borrowers and the Administrative Agent thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof.

          (ii) Sharing. If any Lender shall obtain from the Borrowers payment of any principal of or interest on any Loan owing to it or payment of any other amount under this Agreement or any other Loan Document through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Lender shall have received a greater percentage of the principal of or interest on the Loans or such other amounts then due hereunder or thereunder by the Borrowers to such Lender than the
percentage  received  by any   other  Lender,  it  shall  promptly  purchase
from  such  other   Lenders participations  in  (or, if and to the extent
specified by such Lender, direct interests in) the Loans or such other amounts, respectively, owing to such other Lenders (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Lenders shall share the benefit of such excess payment (net of any expenses that may be incurred by such Lender in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans or such
other amounts, respectively, owing to each of  the Lenders.   To such end all
the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

          (iii) Consent by Borrowers. The Borrowers agree that any Lender so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other amounts (as the case may be) owing to such Lender in the amount of such participation.

          (iv) Rights of Lenders; Bankruptcy. Nothing contained herein shall require anyLender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Borrowers. If, under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a set-off to which this Section 3.5(d) applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders entitled under this Section 3.5(d) to share in the benefits of any recovery on such secured claim.

          3.6  Yield Protection; Etc.

          (a)  Additional Costs.

          (i) Costs of Making or Maintaining Eurodollar Loans. The Borrowers shall pay directly to each Lender from time to time such amounts as such Lender may determine to be necessary to compensate such Lender for any costs that such Lender determines are attributable to its making or maintain-ing of any Eurodollar Loans or its obligation to make any Eurodollar Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any of such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change that:

               (A) shall subject such Lender (or its Applicable Lending Office for any of such Loans) to any tax, duty or other charge in respect of such Loans or its Note or changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Note in respect of any of such Loans (excluding changes in the rate of tax on the overall net income of such Lender or of such Applicable Lending Office by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office); or

               (B) imposes or modifies any reserve, special deposit or similar requirements (other than the Reserve Requirement used in the determination of the Adjusted Libor Rate for any Interest Period for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including, without limitation, any of such Loans or any deposits referred to in the definition of "Libor Base Rate"), or any commitment of such Lender (including, without limitation, the Commitment of such Lender hereunder); or

               (C) imposes any other condition affecting this Agreement or its Note (or any of such extensions of credit or liabilities) or its Commitment.

If any Lender requests compensation from the Borrowers under this paragraph (i), the Borrowers may, by notice to such Lender (with a copy to the Administrative Agent), suspend the obligation of such Lender thereafter to make or Continue Eurodollar Loans, or to Convert Loans into Eurodollar Loans, until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 3.6(d) shall be applicable), provided that such suspension shall not affect the right of such Lender to receive the compensation so requested.

          (ii) Costs Attributable to Regulatory Change or Risk-Based Capital Guidelines. Without limiting the effect of the foregoing provisions of this
Section 3.6(a) (but without duplication), the Borrowers shall pay directly to each Lender from time to time on request such amounts as such Lender may determine to be necessary to compensate such Lender (or, without duplication, the bank holding company of which such Lender is a subsidiary) for any costs that it determines are attributable to the maintenance by such Lender (or any Applicable Lending Office or such bank holding company), pursuant to any law or regulation or any interpretation, directive or request having the force of
law) of  any  court  or governmental   or   monetary  or  other  regulatory   or
governing authority (A) following any Regulatory Change or (B) implementing any risk-based capital guideline or other requirement having the force of law hereafter issued by any government or governmental or supervisory or other regulatory or governing authority implementing at the national level the Basle Accord, of capital in respect of its Commitment or Loans (such compensation to include, without limitation, an amount equal to any reduction of the rate of return on assets or equity of such Lender (or any Applicable Lending Office or such bank holding company) to a level below that which such Lender (or any Applicable Lending Office or such bank holding company) could have achieved but for such law, regulation, interpretation, directive or request.

          (iii) Notification and Certification. Each Lender shall notify the Borrowers of any event occurring after the date hereof entitling such Lender to compensation under paragraph (i) or (ii) of this Section 3.6(a) as promptly as practicable, but in any event within 45 days, after such Lender obtains actual knowledge thereof; provided that (i) if any Lender fails to give such notice within 45 days after it obtains actual knowledge of such an event, such Lender shall, with respect to compensation payable pursuant to this Section 3.6(a) in respect of any costs resulting from such event, only be entitled to payment under this Section 3.6(a) for costs incurred from and after the date 45 days prior to the date that such Lender does give such notice and (ii) each Lender will designate a different Applicable Lending Office for the Loans of such Lender affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Lender, be disadvantageous to such Lender, except that such Lender shall have no obligation to designate an Applicable Lending Office located in the United States of America. Each Lender will furnish to the Borrowers a certificate setting forth the basis and amount of each request by such Lender for compensation under paragraph (i) or (ii) of this Section 3.6(a). Determinations and allocations by any Lender for purposes of this Section 3.6(a) of the effect of any Regulatory Change pursuant to paragraph (i) of this Section 3.6(a), or of the effect of capital maintained pursuant to paragraph (ii) of this Section 3.6(a), on its costs or rate of return of maintaining Loans or its obligation to make Loans, or on amounts receivable by it in respect of Loans, and of the amounts required to compensate such Lender under this Section 3.6(a), shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

          (b) Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, on or prior to the determination of the Libor Base Rate for any Interest Period for any Eurodollar Loan:

          (i) the Administrative Agent determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of Libor Base Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Eurodollar Loans as provided herein; or

          (ii) the Majority Lenders determine, which determination shall be con-clusive, and notify the Administrative Agent that the relevant rates of interest referred to in the definition of Libor Base Rate upon the basis of which the rate of interest for Eurodollar Loans for such Interest Period is to be de-termined are not likely adequately to cover the cost to such Lenders of making or maintaining Eurodollar Loans for such Interest Period;

then the Administrative Agent shall give the Borrowers and each Lender prompt notice thereof and, so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Eurodollar Loans, to Continue Eurodollar Loans or to Convert Loans of any other Type into Eurodollar Loans, and the Borrowers shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Loans or such Loans shall be automatically Converted into Alternate Base Rate Loans.

          (c) Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to honor its obligation to make or maintain Eurodollar Loans hereunder (and, in the sole opinion of such Lender, the designation of a different Applicable Lending Office would either not avoid such unlawfulness or would be disadvantageous to such Lender), then such Lender shall promptly notify the Borrowers thereof (with a copy to the Administrative Agent) and such Lender's obligation to make or Continue, or to Convert Loans of any other Type into, Eurodollar Loans shall be suspended until such time as such Lender may again make and maintain Eurodollar Loans (in which case the provisions of Section 3.6(d) shall be applicable).

          (d) Treatment of Affected Loans. If the obligation of any Lender to make Eurodollar Loans or to Continue, or to Convert Alternate Base Rate Loans into, Eurodollar Loans shall be suspended pursuant to Section 3.6(a) or 3.6(c), such Lender's Loans shall be automatically Converted into Alternate Base Rate Loans on the last day(s) of the then current Interest Period(s) for Loans (or, in the case of a Conversion resulting from a circumstance described in Section 3.6(c), on such earlier date as such Lender may specify to the Borrowers with a copy to the Administrative Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 3.6(a) or 3.6(c) that gave rise to such Conversion no longer exist:

          (i) to the extent that such Lender's Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's Loans shall be applied instead to its Alternate Base Rate Loans; and

          (ii) all Loans that would otherwise be made or Continued by such Lender as Eurodollar Loans shall be made or Continued instead as Alternate Base Rate Loans, and all Loans of such Lender that would otherwise be Converted into Eurodollar Loans shall remain as Alternate Base Rate Loans.

If such Lender gives notice to the Borrowers with a copy to the Administrative Agent that the circumstances specified in Section 3.6(a) or 3.6(c) that gave rise to the Conversion of such Lender's Loans pursuant to this Section 3.6(d) no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Loans made by other Lenders are outstanding, such Lender's Alternate Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Loans, to the extent necessary so that, after giving effect thereto, all Alternate Base Rate Loans and Eurodollar Loans are allocated among the Lenders ratably (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.

          (e) Compensation. the Borrowers shall pay to the Administrative Agent for account of each Lender, upon the request of such Lender through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense that such Lender determines is attributable to:

          (i) any payment, prepayment or Conversion of a Eurodollar Loan made by such Lender for any reason (including, without limitation, the acceleration of the Loans pursuant to the Administrative Agent's or the Lenders' rights referred to in Section 9) on a date other than the last day of the Interest Period for such Loan; or

          (ii) any failure by the Borrowers for any reason to borrow a Euro-dollar Loan from such Lender on the date for such borrowing specified in the relevant notice of borrowing given to the Administrative Agent in accordance with the terms of this Agreement.

Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (A) the amount of interest that otherwise would have accrued on the principal amount so paid, prepaid, Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan that would have commenced on the date specified for such borrowing) at the applicable rate of interest for such Loan provided for herein over (B) the amount of interest that otherwise would have accrued on such principal amount at a rate per annum equal to the interest component of the amount such Lender would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by such Lender), or if such Lender shall cease to make such bids, the equivalent rate, as reasonably determined by such Lender, derived from Page 3750 of the Dow Jones Markets (Telerate) Service or other publicly available source as described in the definition of Libor Base Rate.

          (f)  U.S. Taxes.

          (i) Gross-up for Deduction or Withholding of U.S. Taxes. the Borrowers agrees to pay to each Lender that is not a U.S. Person such add-itional amounts as are necessary in order that the net payment of any amount due to such non-U.S. Person hereunder after deduction for or withholding in respect of any U.S. Taxes imposed with respect to such payment (or in lieu thereof, payment of such U.S. Taxes by such non-U.S. Person), will not be less than the amount stated herein to be then due and payable, provided that the foregoing obligation to pay such additional amounts shall not apply:

               (A) to any payment to any Lender hereunder unless such Lender is, on the date hereof (or on the date it becomes a Lender hereunder as provided in Section 11.19) and on the date of any change in the Applicable Lending Office of such Lender, either entitled to submit a Form W-BEN (relating to such Lender and entitling it to a complete exemption from withholding on all interest to be received by it hereunder in respect of the Loans) or Form W-8ECI (relating to all interest to be received by such Lender hereunder in respect of the Loans), or

               (B) to any U.S. Taxes imposed solely by reason of the failure by such non-U.S. Person to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connections with the United States of America of such non- U.S. Person if such compliance is required by statute or regulation of the United States of America as a pre-condition to relief or exemption from such U.S. Taxes.

For the purposes hereof, (1) "U.S. Person" means a citizen, national or resident of the United States of America, a corporation, limited liability company, partnership or other entity created or organized in or under any laws of the United States of America or any State thereof, or any estate or trust that is subject to Federal income taxation regardless of the source of its income, (2) "U.S. Taxes" means any present or future tax, assessment or other charge or levy imposed by or on behalf of the United States of America or any taxing authority thereof or therein, (3) "Form W-8BEN" means Form W-8BEN of the Department of the Treasury of the United States of America and (4) "Form W-8ECI" means Form W-8ECI of the Department of the Treasury of the United States of America. Each of the Forms referred to in the foregoing clauses (C) and (D) shall include such successor and related forms as may from time to time be adopted by the relevant taxing authorities of the United States of America to document a claim to which such Form relates.

          (ii) Evidence of Deduction, Etc. Within 30 days after paying any amount to the Administrative Agent or any Lender from which it is required by law to make any deduction or withholding, and within 30 days after it is re-quired by law to remit such deduction or withholding to any relevant taxing or other authority, the Borrowers shall deliver to the Administrative Agent for delivery to such non-U.S. Person evidence satisfactory to such Person of such deduction, withholding or payment (as the case may be).

          (g) Replacement of Lenders. If any Lender requests compensation pursuant to Section 3.6(a) or 3.6(f), or any Lender's obligation to Continue Loans of any Type, or to Convert Loans of any Type into the other Type of Loan, shall be suspended pursuant to Section 3.6(b) or 3.6(c) (any such Lender requesting such compensation, or whose obligations are so suspended, being herein called a "Requesting Lender"), the Borrowers, upon three Business Days notice, may require that such Requesting Lender transfer all of its right, title and interest under this Agreement and such Requesting Lender's Note to any bank or other financial institution (a "Proposed Lender") identified by the Borrowers that is satisfactory to the Administrative Agent (i) if such Proposed Lender agrees to assume all of the obligations of such Requesting Lender hereunder, and to purchase all of such Requesting Lender's Loans hereunder for consideration equal to the aggregate outstanding principal amount of such Requesting Lender's Loans, together with interest thereon to the date of such purchase (to the extent not paid by the Borrowers), and satisfactory arrangements are made for payment to such Requesting Lender of all other amounts accrued and payable hereunder to such Requesting Lender as of the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 3.6(e) as if all of such Requesting Lender's Loans were being prepaid in full on such date), and (ii) if such Requesting Lender has requested compensation pursuant to Section 3.6(a) or 3.6(f), such Proposed Lender's aggregate requested compensation, if any, pursuant to Section 3.6(a) or 3.6(f) with respect to such Requesting Lender's Loans is lower than that of the Requesting Lender. Subject to the provisions of Section 11.19(b), such Proposed Lender shall be a "Lender" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements of the Borrowers contained in Sections 3.6(a), 3.6(f) and 11.5 (without duplication of any payments made to such Requesting Lender by the Borrowers or the Proposed Lender) shall survive for the benefit of such Requesting Lender under this Section 3.6(g) with respect to the time prior to such replacement.

          3.7   Reserves.   The Borrowers shall at all times maintain  with  the
Administrative Agent such reserves and in such amounts as are required by the Reserve Agreement (the "Reserves"). In furtherance of the foregoing and not by way of limitation thereof, the Borrowers shall pay to the Administrative Agent on each Payment Date (a) one-twelfth of an amount which would be sufficient to pay the real property taxes and assessments applicable to the Secured Line Properties payable, or estimated by the Administrative Agent to be payable, during the next ensuing twelve (12) months, and (b) following the occurrence and continuance of an Event of Default or failure to pay a required Insurance Premium, one-twelfth of an amount which would be sufficient to pay the Insurance Premiums due for the renewal of the coverage afforded by the Insurance Policies upon the expiration thereof. If the Reserves are not sufficient to pay the items set forth above, the Borrowers shall promptly pay to the Administrative Agent, within five (5) days of demand therefor, an amount which the Administrative Agent shall reasonably estimate as sufficient to make up the deficiency. The Administrative Agent shall hold all Reserves in an interest bearing escrow account bearing interest at a money-market rate as determined by the Administrative Agent. All interest earned on the Reserves shall be added back into the Reserves. The Administrative Agent shall not be responsible for any losses resulting from the investment of the Reserves or for obtaining any specific level or percentage of earnings on such investments.


                   SECTION 4.  REPRESENTATIONS AND WARRANTIES

          Each Borrower hereby represents and warrants to the Administrative Agent and the Lenders that:

          4.1 Financial Condition. (a) The consolidated balance sheet of each Borrower and its consolidated Subsidiaries as of December 31, 1999 and the related consolidated statements of income and of cash flows for the fiscal year ended on such date, reported on by such Borrower's accounting firm, copies of which have heretofore been furnished to the Administrative Agent, are complete and correct and present fairly the consolidated financial condition of each Borrower and its consolidated Subsidiaries as of such date, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended. The unaudited consolidated balance sheet of each Borrower and its consolidated Subsidiaries as at September 30, 2000 and the related unaudited consolidated statements of income and of cash flows for the nine-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to the Administrative Agent, are complete and correct and present fairly the consolidated financial condition of each Borrower and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the nine-month period then ended (subject to normal year-end audit adjustments). All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved. Neither the Borrowers nor any of their consolidated Subsidiaries had, at the date of the most recent balance sheet referred to above, any material Guarantee Obligation, contingent liability or liability for taxes, or any long-term lease or unusual forward or long-term commitment, including, without limitation, any interest rate or foreign currency swap or exchange transaction or other financial derivative, which is not reflected in the foregoing statements or in the notes thereto. During the period from September 30, 2000 to and including the date hereof there has been no sale, transfer or other disposition by such Borrower or any of its consolidated Subsidiaries of any material part of its business or property and no purchase or other acquisition of any business or property (including any Capital Stock of any other Person) material in relation to the consolidated financial condition of such Borrower and its consolidated Subsidiaries at September 30, 2000.

          (b) No Borrower is contemplating either the filing of a petition by it under state or federal bankruptcy or insolvency laws or the liquidation of all or a major portion of its assets or property, and no Borrower has knowledge of any Person contemplating the filing of any such petition against it.

          4.2 No Change. Since December 31, 1999 there has been no development or event which has had or could reasonably be expected to have a Material Adverse Effect.

          4.3 Existence; Compliance with Law; Single Purpose Entities. Each Borrower (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has the power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged,
(c) is duly qualified as a foreign partnership and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, and (d) is in compliance with all Requirements of Law except to the extent that the failure to comply therewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect. Each Borrower other than the REIT and the Operating Partnership is and has at all times since its formation been a Single Purpose Entity.

          4.4 Power; Authorization; Enforceable Obligations. Each Borrower has the power and authority, and the legal right, to make, deliver and perform the Loan Documents and to borrow hereunder and has taken all necessary action to authorize the borrowings on the terms and conditions of this Agreement and the Notes and to authorize the execution, delivery and performance of the Loan Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of the Loan Documents to which it is a party. This Agreement has been, and each other Loan Document to which it is a party will be, duly executed and delivered on behalf of such Borrower. This Agreement constitutes, and each other Loan Document to which it is a party when executed and delivered will constitute, a legal, valid and binding obligation of such Borrower enforceable against such Borrower in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

          4.5 No Legal Bar. The execution, delivery and performance of the Loan Documents to which each Borrower is a party, the borrowings hereunder and the use of the proceeds thereof will not violate any Requirement of Law or Contractual Obligation of such Borrower and will not result in, or require, the creation or imposition of any Lien on any of its properties or revenues pursuant to any such Requirement of Law or Contractual Obligation (other than Liens created by the Security Documents in favor of the Administrative Agent, on behalf of Lenders).

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

          4.8 Ownership of Property; Liens. (a) Each Borrower has good record and marketable title in fee simple to, or a valid leasehold interest in, each of its Secured Line Properties, and good title to, or a valid leasehold interest in, all its other property. None of the Collateral is subject to any Lien except for the Security Documents. Each Mortgage creates (and upon the recordation  thereof  and  of any related financing  statements  there  will  be perfected) (i) a valid Lien on the Secured Line Property covered by such Mortgage and (ii) security interests in and to, and collateral assignments of, all personality (including the leases), all in accordance with the terms thereof. To the best of each Borrower's knowledge, there are no claims for payment for work, labor or materials affecting any of the Secured Line Properties which are or may become a Lien prior to, or of equal priority with, the Liens created by the Security Documents.

          (b) Each of the Secured Line Properties has rights of access to public ways and is served by adequate water, sewer, sanitary sewer and storm drain facilities. Except as may be shown on the applicable survey, all public utilities necessary or convenient to the full use and enjoyment of the Secured Line Properties are located in the public right-of-way abutting each of the Secured Line Properties, and all such utilities are connected so as to serve the Secured Line Properties without passing over other property, except to the extent such other property is subject to a perpetual easement for such utility benefiting each of the Secured Line Properties. All roads necessary for the full utilization of each of the Secured Line Properties for its current purpose have been completed and have been dedicated to public use and accepted by all governmental authorities.

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

          4.12 Federal Regulations. No part of the proceeds of the Loans will be used for "purchasing" or "carrying" any "margin stock" in a manner that violates in any respect Regulation T, U or X of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect, or for any purpose which violates, or which would be inconsistent with, the provisions of the regulations of such Board of Governors. If requested by the Administrative Agent, the Borrowers will furnish to the Administrative Agent a statement to the foregoing effect in conformity with the requirements of FR Form G-1 or FR Form U-1 referred to in said Regulation G or Regulation U, as the case may be.

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

          4.14 Investment Company Act; Other Regulations. No Borrower is (a) an investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended; (b) a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended; or
(c) subject to any other federal or state law or regulation which purports to restrict or regulate its ability to borrow money.

          4.15 Security Documents. The provisions of each Security Document are effective to create in favor of the Administrative Agent (on behalf of Lenders) a legal, valid and enforceable security interest in all right, title and interest of each Borrower thereto in the "Collateral" described therein.

          4.16 Accuracy and Completeness of Information. (a) All factual information, reports and other papers and data with respect to each Borrower (other than projections) furnished, and all factual statements and representations made, to the Administrative Agent and/or Lenders by such Borrower, or on behalf of such Borrower, were, at the time the same were so furnished or made, when taken together with all such other factual information, reports and other papers and data previously so furnished and all such other factual statements and representations previously so made, complete and correct in all material respects, to the extent necessary to give the Administrative Agent and the Lenders true and accurate knowledge of the subject matter thereof in all material respects, and did not, as of the date so furnished or made, contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements contained therein not misleading in light of the circumstances in which the same were made.

          (b) All projections with respect to each Borrower furnished by or on behalf of such Borrower to the Administrative Agent were prepared and presented in good faith by or on behalf of such Borrower. No fact is known to any Borrower which materially and adversely affects or in the future is reasonably likely (so far as such Borrower can reasonably foresee) to have a Material Adverse Effect which has not been set forth in the financial statements referred to in Section 4.1 or in such information, reports, papers and data or otherwise disclosed in writing to the Lender prior to the date hereof.

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

          4.18 Solvency. On the date hereof, after giving effect to the consummation of the transactions contemplated by the Loan Documents to occur on the date hereof and to the incurrence of all indebtedness and obligations being incurred on or prior to such date in connection herewith and therewith, (a) the amount of the "present fair saleable value" of the assets of the Borrowers and their Subsidiaries, taken as a whole, will, as of such date, exceed the amount of all "liabilities of the Borrowers, and their Subsidiaries, taken as a whole, contingent or otherwise", as of such date, as such quoted terms are determined in accordance with applicable federal and state laws governing determinations of the insolvency of debtors, (b) the present fair saleable value of the assets of the Borrowers, and their Subsidiaries, taken as a whole, will, as of such date, be greater than the amount that will be required to pay the liabilities of the Borrowers, and their Subsidiaries, taken as a whole, on their respective debts as such debts become absolute and matured, (c) neither the Borrowers, nor their Subsidiaries, taken as a whole, will have, as of such date, an unreasonably small amount of capital with which to conduct their respective businesses, and
(d) the Borrowers, and their Subsidiaries, taken as a whole, will be able to pay their respective debts as they mature. For purposes of this Section 4.18, "debt" means "liability on a claim", "claim" means any (i) right to payment, whether or not such a right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, and (ii) right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured or unmatured, disputed, undisputed, secured or unsecured.

          4.19 Compliance with Laws. (a) All of the Secured Line Properties and their use comply in all material respects with all applicable zoning resolutions, building codes, fire safety, subdivision and other applicable laws, rules and regulations including, without limitation, the Americans with Disabilities Act.

          (b) Each Borrower has all requisite licenses, permits, franchises, qualifications, certificates of occupancy or other governmental authorizations to own, lease and operate each of its Secured Line Properties and carry on its business, and each of the Secured Line Properties is in compliance with all applicable legal requirements and is free of structural defects, and all building  systems  contained  therein are in  good  working  order,  subject  to ordinary wear and tear. None of the Secured Line Properties constitutes, in whole or in part, a legally non-conforming use under applicable legal requirements.

          4.20 Condemnation. No condemnation or eminent domain proceeding has been commenced, or to the knowledge of each Borrower, is threatened against any Secured Line Property.

          4.21 Brokers. No Borrower has dealt with a financial advisor, broker, underwriter, placement agent, agent or finder in connection with the transactions contemplated by this Agreement other than L. J. Melody & Company, and the Borrowers are responsible for payment of all fees of L.J. Melody & Company. The Borrowers hereby agree to indemnify and hold the Administrative Agent and the Lenders harmless from and against any and all claims, liabilities, costs and expenses of any kind in any way relating to or arising from a claim by any other Person that such Person acted on behalf of the Borrowers in connection with the transactions contemplated herein. The Borrowers acknowledge that CB Servicing, Inc., an affiliate of L.J. Melody & Company, or its predecessor, has entered into a subservicing agreement with respect to the Loans and that CB Servicing, Inc. may receive a fee from the Administrative Agent in connection therewith. The provisions of this Section 4.21 shall survive the expiration and termination of this Agreement and the payment and performance of the Obligations.

          4.22 FIRPTA. No Borrower is a "foreign person" within the meaning of Sections 1445 or 7701 of the Code.

          4.23 Purpose of Loans. The proceeds of the Loans shall be used by the Borrowers to repay existing debt under the Existing Secured Credit Line, to provide financing or refinancing for the Borrowers' capital investment in the Secured Line Properties and/or for the Borrowers' investment, through Borrower Affiliates or the Operating Partnership or their single-asset subsidiaries, in the acquisition of regional shopping malls, for general corporate purposes, and for financing the construction of any expansion of any Secured Line Properties. Unless the Construction Loan Requirements are satisfied none of the proceeds of the Loans will be used to pay for Construction Costs.

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

          4.25 Taxes and Assessments. Each of the Secured Line Properties is comprised of one or more parcels, each of which constitutes a separate tax lot and none of which constitutes a portion of any other tax lot. There are no pending or, to best of each Borrower's knowledge, proposed, special or other assessments for public improvements or otherwise affecting the Secured Line Properties, nor are there any presently contemplated improvements to the Secured Line Properties that may result in such special assessments.

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

          4.29   No   Prior  Assignment.   There  are  no  presently   effective
assignments of the Leases or any portion of the Rents due and payable or to become due and payable which are presently outstanding or effective.

          4.30 Insurance. The Borrowers have obtained and have delivered to the Administrative Agent certified copies of all insurance policies reflecting the insurance coverages, amounts and other requirements set forth in this Agreement. No claims have been made under any such insurance policies, and no Person, including the Borrowers, has done, by act or omission, anything which would in either case materially impair the coverage of any such policies.

          4.31 Certificate of Occupancy; Licenses. All certifications, permits, licenses and approvals, including without limitation, certificates of completion and occupancy permits required for the legal use, occupancy and operation of each of the Secured Line Properties by the Borrowers as a retail shopping center have been obtained and are in full force and effect. The Borrowers shall keep and maintain all licenses necessary for the operation of each of the Secured Line Properties as a retail shopping center. The use being made of each Secured Line Property is in conformity with the certificate of occupancy issued for such Secured Line Property.

          4.32 Physical Condition. Except as set forth in the engineering reports obtained by GECC in connection with the underwriting of the Existing Secured Credit Line and the engineering report obtained by the Administrative Agent in connection with the underwriting of the Washington Crown Center, each of the Secured Line Properties, including, without limitation, all buildings, improvements, parking facilities, sidewalks, storm drainage systems, roofs, plumbing systems, HVAC systems, fire protection systems, electrical systems, equipment, elevators, exterior sidings and doors, landscaping, irrigation systems and all structural components, are in good condition, order and repair in all material respects; there exists no structural or other material defects or damages in any of the Secured Line Properties, whether latent or otherwise, and the Borrowers have not received notice from any insurance company or bonding company of any defects or inadequacies in any of the Secured Line Properties, or any part thereof, which would materially and adversely affect the insurability of the same or cause the imposition of extraordinary premiums or charges thereon or of any termination or threatened termination of any policy of insurance or bond.

          4.33 Boundaries. Except as may be shown on the applicable surveys approved by the Administrative Agent, all of the improvements located on each Secured Line Property lie wholly within the boundaries and building restriction lines of such Secured Line Property, and no improvements on adjoining properties encroach upon such Secured Line Property, and no easements or other encumbrances upon the applicable Secured Line Property encroach upon any of the improvements, so as to materially and adversely affect the value or marketability of the applicable Secured Line Property except those which are insured against by title insurance.

          4.34 Filing and Recording Taxes. All transfer taxes, deed stamps, intangible taxes or other amounts in the nature of transfer taxes required to be paid by any Person under applicable Requirements of Law currently in effect in connection with the transfer of the Secured Line Properties to the Borrowers have been paid. All mortgage, mortgage recording, stamp, intangible or other similar tax required to be paid by any Person under applicable Requirements of Law currently in effect in connection with the execution, delivery, recordation, filing, registration, perfection or enforcement of any of the Loan Documents, including, without limitation, the Mortgages, have been paid, and, under current Requirements of Law, the Mortgages are enforceable in accordance with their respective terms by the Administrative Agent (on behalf of the Lenders) (or any subsequent holder thereof), except as such enforcement may be limited by bankruptcy, insolvency, reorganization moratorium or other laws relating to or affecting creditors' rights generally, and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).

          4.35 Property Management. Each of the Secured Line Properties is managed by the Operating Partnership. The management agreement delivered to the Administrative Agent with respect to each Secured Line Property is the only management agreement in existence with respect to the operation or management of each Secured Line Property. Each such management agreement delivered to the Administrative Agent is a true and correct copy, and such agreement has not been amended or modified. Neither party to such agreement is in default under such agreement and the manager thereunder has no defense, offset right or other right to withhold performance under or terminate such agreement.

          4.36 Ground Lease Representations and Warranties. With respect to the Ground Lease:

          (a) Recording; Modification. (i) A memorandum of the Ground Lease has been duly recorded, (ii) the Ground Lease permits the interest of the
Operating Partnership to be encumbered by a mortgage or the Ground Lessor has approved and consented to the encumbrance of the applicable Secured Line Property by a Mortgage, and (iii) there have not been amendments or modifications to the terms of the Ground Lease since recordation of the memorandum of ground lease pertaining thereto, with the exception of written instruments which have been recorded (other than that certain letter, dated September 16, 1977 pursuant to which Original Ground Lessee exercised three (3) renewal options of five (5) years each). The Ground Lease may not be canceled, terminated, surrendered or amended without the prior written consent of the Administrative Agent and the Majority Lenders (other than to extend the term thereof for an additional twenty-five (25) years or longer with no material changes other than an increase in ground rent of no more than $250,000 per year).

          (b) No Liens. Except for the Permitted Encumbrances, the Borrowers' interest in the Ground Lease is not subject to any liens or encumbrances superior to, or of equal priority with, the Mortgage encumbering the Shenango Valley Mall, other than the Ground Lessor's related fee interest. Any mortgage or other encumbrance encumbering the related fee interest is subordinate to the Ground Lease.

          (c) Ground Lease Assignable. The Operating Partnership's interest in the Ground Lease is assignable to the Administrative Agent (on behalf of Lenders) upon notice to, but without the consent of, the Ground Lessor. The Ground Lease is further assignable by the Administrative Agent (on behalf of Lenders), its successors and assigns without Ground Lessor's consent.

          (d) Default. As of the date hereof, the Ground Lease is in full force and effect and no default has occurred under the Ground Lease and there is no existing condition which, but for the passage of time or the giving of notice, could result in a default under the terms of the Ground Lease.

          (e) Notice. The Ground Lease requires the Ground Lessor to give notice of any default by the Operating Partnership to the Administrative Agent. The Ground Lease, or an estoppel letter received by the Administrative Agent from Ground Lessor, further provides that notice of termination given under the Ground Lease is not effective against the Administrative Agent or the Lenders unless a copy of the notice has been delivered to the Administrative Agent in the manner described in the Ground Lease.

          (f) Cure. The Lenders are permitted the opportunity (including, where necessary, sufficient time to gain possession of the interest of the Operating Partnership under the Ground Lease) to cure any default under the Ground Lease, which is curable after the receipt of notice of any of the default before the Ground Lessor may terminate the Ground Lease.

          (g)   Term.   The Ground Lease has a term which presently  extends  to
July 24, 2017.

          (h) New Lease. The Ground Lease requires the Ground Lessor to enter into a new lease with the Administrative Agent (on behalf of Lenders) upon termination of the Ground Lease.

          (i) Insurance Proceeds. Under the terms of this Agreement, the Ground Lease and the Mortgage encumbering the Shenango Valley Mall, taken together, any related insurance proceeds will, subject to the terms of the Loan Documents, be applied either to the repair or restoration of all or part of the Shenango Valley Mall, with the Administrative Agent (on behalf of Lenders) having the right to hold and disburse the proceeds as the repair or restoration progresses, or to the payment of the outstanding of the Loans together with any accrued interest thereon.

          (j) Condemnation Awards. Under the terms of this Agreement, the Ground Lease and the Mortgage encumbering the Shenango Valley Mall, taken together, any related condemnation awards related to the improvements on such Secured Line Property will, subject to the terms of the Loan Documents, and after deducting the expenses incurred by the Ground Lessor in connection with such condemnation proceeding, be applied either to the repair or restoration of all or part of the Shenango Valley Mall, with the Ground Lessor having the right to hold and disburse the award as the repair or restoration progresses pursuant to the Ground Lease, or to the payment of the outstanding of the Loans together with any accrued interest thereon as of the date of the vesting of title in said condemning authority.

          (k) Subleasing. The Ground Lease does not impose any restrictions on subleasing.

          (l) No Violation. The execution and delivery of this Agreement will not conflict with or cause any violation under the Ground Lease. The consent of the Ground Lessor is not required for Borrowers' execution and delivery of, or performance under, this Agreement.

          (m) Estoppels. On or before the Fifth Modification Date, Borrowers will deliver to the Administrative Agent an estoppel certificate from the Ground Lessor in form and substance satisfactory to The Administrative Agent and its counsel, indicating, among other things, that the Fifth Modification will not affect, diminish or reduce any rights GECC had with respect to the Ground Lease and the Ground Lessor prior to the Fifth Modification.

          4.37. Reciprocal Easement Agreements. All costs and expenses due and payable to and/or from, and all obligations to be performed by, the Borrowers and, to the Borrowers' knowledge, every other party to any reciprocal easement agreement benefiting or burdening any Secured Line Property have been fully paid or performed.

          4.38. Leases. With respect to the Leases for each Secured Line Property, to the best of the Borrowers' knowledge, after due inquiry and investigation: (a) the rent roll delivered to the Administrative Agent as of December 1, 2000 is true, complete and correct, the Leases are valid and in and full force and effect, and there has been no material adverse change in such rent rolls since December 1, 2000; (b) the Leases (including amendments) are in writing, and there are no oral agreements with respect thereto; (c) the copies of the Leases delivered to the Administrative Agent are true and complete;
(d) except as set forth on Schedule 4.38 neither the landlord nor to the best of the Borrowers' knowledge any tenant is in default under any of the Leases;
(e) except as set forth on Schedule 4.38 the Borrowers have no knowledge of any notice of termination or default with respect to any Lease; (f) the Borrowers have not assigned or pledged pursuant to a presently effective assignment any of the Leases, the rents or any interests therein except to the Administrative Agent (on behalf of Lenders); (g) no tenant has the right to terminate its Lease prior to expiration of the stated term of such Lease, except as set forth in the Leases provided to the Administrative Agent; (h) no tenant has prepaid more than one month's rent in advance (except for bona fide security deposits not in excess of an amount equal to two month's rent); (i) no tenant under any Lease has any right or option for additional space, except as set forth in the Leases provided to the Administrative Agent; and (j) all Leases are subject and subordinate to the Mortgage encumbering the Secured Line Property (to the extent that non-disturbance agreements have been executed by the Administrative Agent on behalf of the Lenders).

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

          4.40. Revenue Deposits. None of the rents or other revenues from any Secured Line Property is deposited in any lockbox or other account that is the subject of a cash management agreement or pledged to any other lender as security for any other financing.


                       SECTION 5.  CONDITIONS TO ADVANCES

               The agreement of each Lender to make any extension of credit requested to be made by it on any date (including, without limitation, its initial extension of credit) is subject to the satisfaction of the following conditions:

                    (a) Representations and Warranties. Each of the represent-ations and warranties made by the Borrowers in or pursuant to this Agreement and the Loan Documents shall be true and correct in all material respects (including with respect to each Additional Secured Line Property) on and as of such date as if made on and as of such date.

                    (b) No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the extensions of credit requested to be made on such date.

                    (c) Notice of Borrowing. Receipt by the Administrative Agent of a Notice of Borrowing as required by Section 2.2 hereof.

                    (d) Available Commitment. Immediately after such borrowing, the Principal Balance will not exceed the Funding Threshold; and such Lender's Commitment will not be exceeded.

                    (e) Receipt of Due Diligence Materials. If the requested advance is the initial advance to be made with respect to the Washington Crown Center or any Additional Secured Line Property, the Administrative Agent shall have received and approved in its reasonable discretion all of the due diligence materials set forth in Schedules 1 and 2 with respect to such Secured Line Property. The Administrative Agent acknowledges receipt and, on behalf of all of the Lenders, approval of such due diligence materials with respect to each other Secured Line Property delivered in connection with the Existing Line of Credit.

                    (f) Security Documents. Security Documents in favor of the Administrative Agent (on behalf of Lenders) shall have been ex-ecuted by the owner of each Secured Line Property. All Mortgages shall be cross-defaulted and cross-collateralized, and The Administrative Agent (on behalf of Lenders) shall be provided with title insurance (i) insuring all of the Secured Line Properties for the aggregate amount of $175,000,000, with coverage on each individual Secured Line Property in such amount as may be determined by the Administrative Agent (on behalf of Lenders), as well as "tie-in" endorsements with all of the other mortgagee title insurance policies insuring the other Secured Line Properties, (provided, however, that the Admini-strative Agent (on behalf of Lenders) may require the Borrowers to increase the aggregate $175,000,000 and the individual loan policy amount of any Secured Line Property located in a state which does not permit "tie-in" endorsements),
               (ii) endorsements insuring the continuing coverage under all existing title insurance policies after recordation of the Mortgage Amendments (subject to the additional changes to such policies required by (i) above), and (iii) such reinsurance and direct access agreements with reinsurers as the Administrative Agent may require.

                    (g) Reimbursement of the Administrative Agent. The Administrative Agent shall have been reimbursed for all of its reasonable out-of-pocket expenses actually incurred in connection with such requested extension of credit (including all mortgage closing costs).

                    (h) No Adverse Change. There shall have been no material adverse change in the business or financial condition or manage-ment of the Borrowers or any Secured Line Property or any anchor tenant or any non-tenant anchor or tenant under a Major Lease for a Secured Line Property as of such date.

                    (i) Establishment of Single Purpose Entity. (i) A Borrower that is either the Operating Partnership or Single Purpose Entity acceptable to the Administrative Agent in the Administrative Agent's reasonable discretion shall have been established to hold title to such Secured Line Property, and (ii) such Borrower shall have executed and delivered a Mortgage satisfactory to the Administrative Agent in its reasonable discretion. In the event the proceeds of an advance are to be used by Borrowers for an investment in any regional shopping mall that is not a Secured Line Property, either the Operating Partnership or a Borrower Affiliate acceptable to the Administrative Agent shall have been established to hold title to such property.

                    (j) Contribution Agreement. The Administrative Agent shall have received from the Borrowers a copy of a fully executed con-tribution agreement pursuant to which the Borrowers agree to indemnify and hold harmless each other from and against any and all liability under the Notes in excess of the fair market value of its Secured Line Property.

                    (k) Title Rundowns. The Administrative Agent shall be satisfied that each of the title insurance policies insuring the respective Liens of the Mortgages will, subsequent to the making of each advance under the Loans, continue to insure the re-spective Liens of the Mortgages as first Liens on each of the Secured Line Properties for the amounts required pursuant to
               Section 5(f). In this regard, the Borrowers shall deliver to the Administrative Agent at the Borrowers' sole cost and expense such continuations of title and endorsements to the title insurance policies insuring the respective Liens of the Mortgages as may be reasonably required by the Administrative Agent (and as may be available in the respective states in which such Secured Line Properties are located) to evidence compliance with the provisions of this subparagraph.

                    (l) Lien Waivers. The Administrative Agent shall have received such lien waivers as the Administrative Agent may require with respect to any work or in progress at any of the Secured Line Properties, provided, however, that the Borrowers shall not be required to provide lien waivers if the Title Insurer provides insurance over mechanics liens and either (i) no indemnity from any Borrower is required as a condition for such insurance, or (ii) an indemnity from any Borrower is required as a condition for such insurance, and the Aggregate Mechanics
               Lien Indemnities do not exceed the Mechanics Lien Indemnification Limit.

                    (m) Re-Audit of Properties. The Administrative Agent may, or if so directed by the Majority Lenders shall, in furtherance of its rights pursuant to, and subject to the provisions of,
               Section 2.2(e) and not by way of limitation thereon, re-audit the Underwritten Net Operating Income for the Secured Line Properties in order to confirm the Borrowers' compliance with this
               Section 5.

                    (n) Construction Loan Advances. If the requested advance is an advance under a Construction Loan, all Construction Loan Requirements shall have been satisfied.

                    (o) Additional Matters. All corporate and other proceed-ings, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement and the other Loan Documents, shall be satisfactory in form and substance to the Administrative Agent, and the Administrative Agent shall have received such other documents and legal opinions in respect of any aspect or consequence of the transactions contemplated hereby or thereby as it shall reasonably request.

               Each borrowing by the Borrowers hereunder shall constitute a representation and warranty by the Borrowers as of the date thereof that the conditions contained in this Section 5 have been satisfied at the time of such borrowing.

                    (p) Solvency. Each of the Borrowers acknowledges, taking into account all of its other liabilities, including contingent liabilities, that (i) such extension of credit is not undertaken with an intent to hinder, delay or defraud its creditors, (ii) on the date of such extension of credit it is not insolvent nor will it be rendered insolvent as a result of such extension of credit, (iii) on the date of such extension of credit it is not engaged in a business or transaction nor intends to engage in a business or transaction for which its remaining property would be an unreasonably small amount of capital, and (iv) on the date of such extension of credit it does not intend to incur or believe that it will incur debts in excess of its ability to pay or refinance as such debts mature.


                        SECTION 6.  AFFIRMATIVE COVENANTS

          Each Borrower hereby covenants and agrees with the Administrative Agent and the Lenders that, so long as any of the Commitment remains in effect or any of the Notes remains outstanding and unpaid or any amount is owing to the Administrative Agent or any Lender hereunder or under any other Loan Document, it shall:

          6.1  Financial Statements.  Furnish to the Administrative Agent:

          (a) as soon as available, but in any event within 90 days after the end of each fiscal year of such Borrower, a copy of the consolidated balance sheet of such Borrower and its consolidated Subsidiaries as at the end of such year and the related consolidated statements of income and re-tained earnings and of cash flows for such year. As it relates to the REIT and to Crown American Properties, L.P., such statements shall be certified by Arthur Andersen LLP or one of the other "Big Five" in-dependent certified public accountants of nationally recognized standing. The statements of the other Borrowers shall be certified by a Responsible Officer. The audited financial statements of Crown American Properties, L.P. shall include supplementary combining and consolidating statements that will include a balance sheet, a statement of income and a state-ment of cash flows for each Secured Line Property; such supplementary statements shall be covered in the independent auditor's report;

          (b) as soon as available, but in any event not later than 45 days after the end of each fiscal quarter of such Borrower, the unaudited con-solidated balance sheet of such Borrower and its consolidated Subsidiaries as at the end of such quarter and the related unaudited consolidated state-ments of income and retained earnings and of cash flows of such Borrower and its consolidated Subsidiaries for such quarter, together with a statement setting forth (i) the calculations of Net Operating Income, Underwritten Net Operating Income and Net Cash Flow for each of its Secured Line Properties (with a detailed description of the calculations used in such determination, which such calculations shall be consistent with the definitions of Net Operating Income, Underwritten Net Operating Income and Net Cash Flow set forth herein) and (ii) the calculation of the ratios set forth in Section 7.1 hereof, all certified by a Responsible Officer as being fairly stated in all material respects;

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

          6.2   Certificates; Other Information.  Furnish to the  Administrative
Agent:

          (a) concurrently with the delivery of the financial statements referred to in Section 6.1(a), a certificate of the independent certified public accountants reporting on such financial statements (i) stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate, and (ii) confirming compliance with (A) Sections 7.1 (EBITDA tests), and (B) the Minimum Debt Service Coverage Ratio, Minimum COC and Maximum Loan-to-Value Ratio required for purposes of calculating the Fund-ing Threshold (all of such certifications to include supporting calculations reasonably necessary for such conclusions);

          (b) concurrently with the delivery of the financial statements referred to in Sections 6.1(a), (b), (c), (d) and (e), a certificate of a Responsible Officer stating that, to the best of such Responsible Officer's knowledge, such Borrower during such period has observed or performed all of its covenants and other agreements, and satisfied every condition, con-tained in this Agreement and the other Loan Documents to be observed, performed or satisfied by it, and that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified in such certificate;

          (c) within five days after the same are filed, copies of all financial statements and reports which such Borrower may make to, or file with, the Securities and Exchange Commission or any successor or analogous Governmental Authority;

          (d) promptly and in any event within ten (10) days after such Borrower obtains knowledge thereof, notice of (x) any litigation or governmental proceeding pending or actions threatened against such Borrower as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, is likely to individually or in the aggregate, result in a Material Adverse Effect, and (y) any other event, act or condition which is likely to result in a Material Adverse Effect;

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

          6.4 Conduct of Business and Maintenance of Existence. Continue to engage in business of the same general type as now conducted by it and preserve, renew and keep in full force and effect its existence as a corporation, partnership, limited liability company or real estate investment trust, as applicable, and take all reasonable action to maintain all rights, privileges and franchises necessary or desirable in the normal conduct of its business; and comply with all Contractual Obligations and Requirements of Law except to the extent that failure to comply therewith could not, in the aggregate, be reasonably expected to have a Material Adverse Effect. Each Borrower that is a Single Purpose Entity shall preserve and keep in full force and effect its existence as a Single Purpose Entity.

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

          (b) Cause each of its Secured Line Properties to be insured against such perils and hazards, and in such amounts and with such limits, as the Administrative Agent may from time to time reasonably require, and in any event will continuously maintain with respect to each such Secured Line Property, without cost to the Administrative Agent or the Lenders, the insurance described in Exhibit A of this Agreement.

          (c) If a Secured Line Property shall be damaged or destroyed, in whole or in part, by fire or other casualty, give prompt notice of such damage to the Administrative Agent and promptly commence and diligently prosecute the completion of the repair and restoration of such Secured Line Property as nearly as possible to the condition such Secured Line Property was in immediately prior to such fire or other casualty, with such alterations as may be reasonably approved by the Administrative Agent (a "Restoration") and otherwise in accordance with Exhibit B of this Agreement. The Borrowers shall pay all costs of such Restoration whether or not such costs are covered by insurance. The Administrative Agent may, but shall not be obligated to, make proof of loss if not made promptly by the Borrowers.

          6.6 Inspection of Property; Books and Records; Discussions. Keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities; and, upon reasonable prior notice to such Borrower, permit representatives of the Administrative Agent and each Lender to visit and inspect any of its properties and examine and make abstracts from any of its books and records at any reasonable time and as often as may reasonably be desired and to discuss the business, operations, properties and financial and other condition of such Borrower with officers and employees of such Borrower and with its independent certified public accountants.

          6.7   Notices.   Promptly  give written notice to  the  Administrative
Agent of:

          (a)  the occurrence of any Default or Event of Default;

          (b) any (i) default or event of default under any Contractual Obligation of such Borrower or its Subsidiaries or (ii) litigation, investigation or proceeding which may exist at any time between such Borrower or any of its Subsidiaries and any Governmental Authority, which in either case, if not cured and if adversely determined, as the case may be, could reasonably be expected to have a Material Adverse Effect; and

          (c) any litigation or proceeding affecting such Borrower or any of its Subsidiaries in which the amount involved is (i) $1,000,000 or more, or
     (ii) $250,000 or more if such litigation or proceeding involves a Secured Line Property, and not covered by insurance or in which injunctive or similar relief which might have a Material Adverse Effect is sought.

Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action such Borrower proposes to take with respect thereto.

          6.8  Intentionally Omitted.

          6.9 Condemnation. Promptly give the Administrative Agent notice of the actual or threatened commencement of any condemnation or eminent domain proceeding (a "Condemnation") affecting any material portion of the Secured Line Properties and deliver to the Administrative Agent copies of any and all papers served in connection with such proceedings. The Administrative Agent may participate in any such proceedings and the Borrowers shall deliver to the Administrative Agent all instruments required to permit participation in such proceedings. The Borrowers shall, at their expense, diligently prosecute any such proceedings, and shall consult with the Administrative Agent, its attorneys and experts, and cooperate with them in the carrying on or defense of any such proceedings. The Administrative Agent is hereby irrevocably appointed as the Borrowers' attorney-in-fact, coupled with an interest, with exclusive power, on behalf of Lenders, to collect, receive and retain any Award (as defined herein) and to make any compromise or settlement in connection with any such
Condemnation. Notwithstanding any taking by any public or quasi-public authority through eminent domain or otherwise (including but not limited to any transfer made in lieu of or in anticipation of the exercise of such taking), the Borrowers shall continue to pay the Obligations at the time and in the manner provided for their payment in the Loan Documents and the Obligations shall not be reduced until any award or payment therefor (an "Award") shall have been actually received and applied by the Administrative Agent Lender, after the deduction of expenses of collection, to the reduction or discharge of the Obligations. The Administrative Agent shall not be limited to the interest paid on the Award by the condemning authority, but shall be entitled to receive out of the award interest at the rate or rates provided herein or in the Notes. If a Secured Line Property or any portion thereof is taken by a condemning authority, the Borrowers shall promptly commence and diligently prosecute the Restoration of such Secured Line Property and otherwise comply with the provisions of Exhibit B of this Agreement, subject to the provisions of Section 4.36(j). If a Secured Line Property is sold, through foreclosure or otherwise, prior to the receipt by the Administrative Agent of the Award, the Administrative Agent shall have the right, on behalf of Lenders, whether or not a deficiency judgment on the Notes shall have been sought, recovered or denied, to receive the Award, or a portion thereof sufficient to pay the Obligations.

          6.10 Use of Loan Proceeds. Use all advances under the Loans solely to provide financing for the Borrowers' capital investment in the Secured Line Properties and/or for the Borrowers' investment, through Borrower Affiliates or the Operating Partnership, in the acquisition of regional shopping malls, and for general corporate purposes. The Borrowers will not use any Loan proceeds to finance Construction Costs, unless the requirements of Section 5(n) have been satisfied.

          6.11 Funding Threshold. Satisfy at all times the Funding Threshold, subject to any cure provisions set forth in Section 3.3.

          6.12 Status as REIT. In the case of the REIT, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its existence as a real estate investment trust and its tax status as a REIT under
Section 856 of the Code.

          6.13 Easements and Agreements. (a) Comply in all material respects with the requirements of, and to the extent within such Borrower's control, maintain, preserve, enforce and renew rights of way, easements, grants, privileges, licenses and restrictive covenants which from time to time affect or pertain to the whole or any portion of a Secured Line Property, (b) not modify, amend or terminate any rights of way, easements, grants, privileges, licenses or restrictive covenants which from time to time affect or pertain to the whole or any portion of a Secured Line Property, unless required to do so by the terms of such instruments or unless such modification, amendment or termination would not be reasonably expected to have a Material Adverse Effect and (c) not, without obtaining the prior consent of the Administrative Agent (which consent may be granted or withheld in the Administrative Agent's sole and absolute discretion) modify, amend or terminate, or surrender any of its rights under, any of such rights of way, easements, grants, privileges, licenses or restrictive covenants, unless required to do so by the terms of such instruments or unless such modification, amendment, termination or surrender would not be reasonably expected to have a Material Adverse Effect.

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

          (g) it will do all things reasonably necessary to observe organizational formalities and preserve its existence, and will not, nor will it permit any constituent party to amend, modify or otherwise change the partnership certificate, partnership agreement, articles of incorporation and bylaws, operating agreement, trust or other organizational documents of such Single Purpose Entity or such constituent party without the prior written consent of the Administrative Agent;

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

          6.18 Estoppel Certificates. Within ten (10) days after request, furnish to the Administrative Agent a written statement, duly acknowledged, setting forth to the best of the Borrowers' knowledge the amount due on the Loans, the terms of payment of the Loans, the date to which interest has been paid, whether any offsets or defenses exist against the Loans and, if any are alleged to exist, the nature thereof in detail, and such other matters as the Administrative Agent reasonably may request.

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

          6.20 Property Management. Not enter into any agreement relating to the management or operation of any of the Secured Line Properties without the express written consent of the Administrative Agent, which consent shall not be unreasonably withheld. If at any time the Administrative Agent consents to the appointment of a new property manager, such new manager and the Borrower which owns such Secured Line Property shall, as a condition of the Administrative Agent's consent, execute a Manager's Consent and Subordination of Management Agreement in the form then used by the Administrative Agent.

          6.21 Alterations. Obtain the Administrative Agent's prior written consent, which consent shall not be unreasonably withheld or delayed, to any alterations to any improvements or the construction of new improvements, on any Secured Line Property, that the Administrative Agent may reasonably expect to have a Material Adverse Effect, other than (a) tenant improvement work performed pursuant to the terms of any Lease executed before the date hereof, (b) tenant improvement work performed pursuant to the terms and provisions of a Lease and not materially adversely affecting any structural component of any improvements, any utility or HVAC system contained in any improvements or the exterior of any building constituting a part of any improvements or any common areas, or
(c) alterations performed in connection with the restoration of a Secured Line Property after the occurrence of a casualty or condemnation in accordance with the terms and provisions of this Agreement. Other than with respect to a casualty or condemnation, if the total unpaid amounts due and payable with respect to alterations to the improvements (other than such amounts to be paid or reimbursed by tenants under the Leases) shall at any time exceed Six Million and 00/100 Dollars ($6,000,000.00) in the aggregate (other than costs paid for with proceeds of any Construction Loan), for all Secured Line Properties (the "Threshold Amount"), the Borrowers shall promptly deliver to the Administrative Agent, on behalf of the Lenders, as security for the payment of such amounts and as additional security for the Borrowers' obligations under the Loan Documents any of the following: (i) cash, (ii) Cash Equivalents, (iii) other securities having a rating acceptable to the Administrative Agent, or (iv) a completion bond or irrevocable letter of credit (payable on sight draft only) issued by a financial institution having a rating by Standard & Poor's Ratings Group of not less than A-1+ if the term of such bond or letter of credit is no longer than three (3) months or, if such term is in excess of three (3) months, issued by a financial institution having a rating that is acceptable to the Administrative Agent. Such security shall be in an amount equal to the excess of the total unpaid amounts with respect to alterations to the improvements on the applicable Secured Line Property (other than such amounts to be paid or reimbursed by tenants under the Leases) over the Threshold Amount and may be reduced from time to time by the cost estimated by the Administrative Agent to terminate any of the alterations and restore the applicable Secured Line Property to the extent necessary to prevent any Material Adverse Effect.

          6.22 Leasing. (a) Submit all Major Leases to the Administrative Agent for approval of the Majority Lenders; provided, however, if such Major Leases are not approved or disapproved within thirty (30) days of receipt, such Major Leases shall be deemed approved by the Majority Lenders. Each Lease form shall provide that (i) the Lease is subordinate to the Mortgage on such Secured Line Property, and (ii) the tenant shall attorn to the Administrative Agent, on behalf of the Lenders. To the extent required by applicable law, the Borrowers shall hold all tenant security deposits in a segregated account and shall not commingle any such funds with any other funds of the Borrowers. Within ten (10) days after the request of the Administrative Agent, the Borrowers shall furnish to the Administrative Agent a statement of all tenant security deposits, and copies of all Leases not previously delivered to the Administrative Agent, certified by the Borrowers as being true and correct.

          (b) (i) Perform in all material respects the obligations which the Borrowers are required to perform under the Leases; (ii) enforce the material obligations to be performed by the tenants; (iii) promptly furnish to the Administrative Agent any notice of default or termination received by the Borrowers under any Major Lease, and any notice of default or termination given by the Borrowers to any Major Tenant; (iv) not collect any rents for more than thirty (30) days in advance of the time when the same shall become due, except for bona fide security deposits not in excess of an amount equal to two months rent; (v) not, except with the prior written consent of the Administrative Agent and the Majority Lenders, which consent shall not be unreasonably withheld, delayed or conditioned, enter into any ground lease, and not, except with the prior written consent of the Administrative Agent and the Majority Lenders, cancel, or accept surrender or termination of any master lease of any part of the Secured Line Properties; (vi) not further assign or encumber any Lease;
(vii) not, except with the prior written consent of the Administrative Agent and the Majority Lenders, cancel or accept surrender or termination of any Major Lease, provided that the Borrowers give the Administrative Agent written notice thirty (30) days prior to such cancellation, surrender or termination; and
(viii) not, except with the prior written consent of the Administrative Agent and the Majority Lenders, modify or amend any Major Lease, any consent of the Administrative Agent and the Majority Lenders required by the provisions of this paragraph (b) to be deemed approved if not approved or disapproved within thirty
(30) days after receipt of a request for such approval, accompanied by all required supporting information reasonably requested by the Administrative Agent. Any action in violation of clauses (v), (vi), (vii), and (viii) of this
Section 6.22(b) shall be void at the election of the Administrative Agent or the Majority Lenders.

          (c) At the request of the Administrative Agent, the Borrowers shall use best efforts to obtain and furnish to the Administrative Agent, written estoppels in form and substance satisfactory to the Administrative Agent, executed by tenants under Leases in the Secured Line Properties and confirming the term, rent, and other provisions and matters relating to the Leases.

          6.23 Ground Lessor Estoppel. Deliver to the Administrative Agent on or before the Fifth Modification Date, the estoppel certificate from the Ground Lessor required by Section 4.36(m) hereof.

          6.24 Handicapped Access. (a) Use commercially reasonable efforts to ensure that each Secured Line Property shall at all times comply with the requirements of the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, all state and local laws and ordinances related to handicapped access and all rules, regulations, and orders issued pursuant thereto including, without limitation, the Americans with Disabilities Act Accessibility Guidelines for Buildings and Facilities (collectively,
"Access  Laws"),  Borrowers   hereby representing that they have no actual
knowledge as to the non-compliance by any Secured Line Property with any Access Laws where the failure to so comply could have a material adverse effect on such Secured Line Property or on Borrowers' ability to repay the Loans in accordance with the terms hereof.

          (b) Notwithstanding any provisions set forth herein or in any other document regarding the Administrative Agent's approval of alterations of any Secured Line Property, Borrowers shall not alter any Secured Line Property in any manner which would materially increase any Borrower's responsibilities for compliance with the applicable Access Laws without the prior written approval of the Administrative Agent. The Administrative Agent may condition any such approval upon receipt of a certificate of Access Law compliance from an architect, engineer, or other person reasonably acceptable to the Administrative Agent.

          (3) Borrowers agree to give prompt notice to the Administrative Agent of the receipt by any Borrower of any written complaints related to violation of any Access Laws with respect to any Secured Line Property and of the commencement of any proceedings or investigations which relate to compliance with applicable Access Laws.

          6.25 Right of Last Look. In connection with any refinancing of debt or acquisition financing secured by real property(ies) owned by any of the Borrowers or any of their Subsidiaries which is not, as of the Fifth Modification Date, the subject of an executed commitment letter, such Borrower shall provide GECC with a "right of last look", provided that such right of last look shall only exist for so long as GECC continues to provide the Borrowers with REO and property portfolio acquisition/management opportunities.

                         SECTION 7.  NEGATIVE COVENANTS

          Each Borrower (provided, however, that with respect to the financial covenants contained in Section 7.1 only, such covenants shall apply to the consolidated financial condition of the Borrowers and their Subsidiaries) hereby agrees that, so long as any of the Commitments remains in effect or any of the
Notes remains outstanding and unpaid or any amount is owing to the Administrative Agent or any Lender hereunder or under any other Loan Document, it shall not at any time, directly or indirectly:

          7.1  Financial Condition Covenants.

          (a) (1) permit the ratio of Total Liabilities of all Borrowers to EBITDA (of the previous fiscal quarter) to be equal to or greater than 6.5 to 1.0. In calculating EBITDA, (i) certain cash flow support payments made by Crown Investments Trust to the REIT pursuant to the Cash Flow Support Agreement and (ii) interest income, will be included in such cal-culation. Total Liabilities and EBITDA shall be calculated quarterly, on a trailing four quarters basis. The Borrowers' independent accountant will audit the calendar quarterly calculations of the Borrowers and the Borrowers shall promptly deliver such calculations and related report of such independent accountant to the Administrative Agent.

          (2) notwithstanding the foregoing, if the ratio of Total Liabilities of all Borrowers to EBITDA is equal to or greater than 6.5 to 1.0, but less than 7.0 to 1.0, such condition shall not be an Event of Default if the Borrowers agree to pay an increased Contract Rate or Alternate Base Rate, as applicable, such increase to be 0.25% on an annualized basis for the first quarter following the end of the non-compliant quarter. For each quarter thereafter that the permitted Total Liabilities to EBITDA ratio is exceeded, the Contract Rate or Floating Rate, as applicable, shall increase by an additional 0.25% on an annualized basis (not to exceed 2.0% in the aggregate). Beginning on the quarter in which the ratio of permitted Total Liabilities of all Borrowers to EBITDA ratio is achieved for the preceding quarter, the requirement to pay the increased Contract Rate or Alternate Base Rate, as applicable, shall terminate;

          (b)  permit the Fixed Charge Coverage Ratio for any trailing twelve
     (12) month period to be less than 1.2 to 1.0; and

          (c) incur floating rate debt (not including the Loans) that is not subject to a 10% interest rate cap (if such debt is not capped by its terms, such cap shall be provided by an institution having at least an "AA" rating for long-term unsecured debt) in an aggregate principal amount in excess of 25% of its aggregate debt (not including the Loans).

          7.2  Intentionally Omitted.

          7.3 Limitation on Liens. Create, incur, assume or suffer to exist any Lien upon any Secured Line Property or the revenues therefrom, except for:

          (a) Liens for Taxes not yet due or which are being contested in good faith by appropriate proceedings, provided that (i) the Borrowers notify the Administrative Agent that they intend to contest such Taxes, (ii) the Borrowers provide the Administrative Agent (on behalf of the Lenders) with an indemnity, bond or other security satisfactory to the Administrative Agent assuring the discharge of the Borrowers' obligations for such Taxes, including interest and penalties, (iii) the Borrowers are diligently contesting the same by appropriate legal proceedings in good faith and at their own expense and conclude such contest prior to the tenth (10th) day preceding the earlier to occur of the Termination Date or the date on which a Secured Line Property is scheduled to be sold for non-payment, (iv) the Borrowers promptly upon final determination thereof pay the amount of any such Taxes, together with all costs, interest and penalties which may be payable in connection therewith; and (v) notwithstanding the foregoing, the Borrowers shall immediately upon request of the Administrative Agent pay any such Taxes notwithstanding such contest if, in the opinion of the Administrative Agent, any Secured Line Property or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, canceled or lost. The Administrative Agent may pay over any cash deposit or part thereof to the claimant entitled thereto at any time when, in the judgment of the Administrative Agent, the entitlement of such claimant is established;

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

          (b) any wholly owned Subsidiary may sell, lease, transfer or otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to such Borrower or any other wholly owned Subsidiary of such Borrower; and

          (c)  as permitted under Section 7.6.

          7.6  Limitation on Sale of Assets.  Except as specifically provided in
Section 7.13. hereof, convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets (including, without limitation, receivables and leasehold interests), whether now owned or hereafter acquired, or, in the case of any Subsidiary, issue or sell any shares of such Subsidiary's Capital Stock to any Person other than such Borrower or any wholly owned Subsidiary, except:

          (a) the leasing of portions of such Borrower's properties in the ordinary course of business for occupancy by the tenants thereunder;

          (b) the sale of such Borrower's properties, other than Secured Line Properties, in the ordinary course of such Borrower's business; and

          (c)  as permitted by Sections 2.6, 2.7, 2.8 and 7.5(b).

          7.7 Limitation on Investments, Loans and Advances. Make any advance, loan, extension of credit or capital contribution to, or purchase any stock, bonds, notes, debentures or other securities of or any assets constituting a business unit of, or make any other investment in, any Person, except:

          (a)  investments in Cash Equivalents;

          (b) investments in real properties that do not violate the require-ments for a Single Purpose Entity set forth in Section 6.17;

          (c) investments in Subsidiaries and Partnerships formed for the sole purpose of acquiring and holding one or more Secured Line Properties, provided that the same do not violate the requirements for a Single Purpose Entity set forth in Section 6.17;

          (d) investments in complimentary income producing activities so long as such investments do not threaten the "real estate investment trust" status of the REIT for federal income tax purposes, and so long as the same do not violate the requirements for a Single Purpose Entity set forth in
     Section 6.17; and

          (e)  purchase by the REIT of any of its common or preferred shares.

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

          7.12 Limitation on Use of Loans. Use any advances under the Loans for the payment of any dividends to the shareholders of the REIT to the extent such dividends are in excess of EBITDA for the applicable period.

          7.13 Limitation on Transfer and Further Encumbrance. (a) Sell, assign, convey, transfer, mortgage, grant a security interest in, pledge or otherwise dispose of (collectively, a "Transfer") (i) any portion of any of the Secured Line Properties (other than Leases and other encumbrances permitted under this Agreement and other than transfers permitted under Sections 2.4, 2.7,
2.8 and 3.2 hereof) or (ii) any interest in such Borrower, direct or indirect, without the prior written consent of the Administrative Agent and the Lenders (to the extent required under Section 11.3). Notwithstanding the foregoing, the consent of the Administrative Agent and the Lenders (to the extent required under Section 11.3) shall not be required for any of the following Transfers:
(i) with respect to the REIT, (A) any Transfer of all or any portion of any shares of beneficial interest of the REIT, and (B) issuance of additional shares of beneficial interest in the REIT, even if such issuance results in a reduction of the partnership interest of the REIT in the Operating Partnership (a "Reduction") so long as the REIT continues to own greater than 50% of the voting interest in the Operating Partnership; (ii) with respect to the Operating Partnership, the following Transfers (x) to an Affiliate or to any Person owned or Controlled by Mark Pasquerilla or to any Person in connection with an acquisition of such Person, by merger, share exchange or otherwise, directly or indirectly, by the REIT, shall be permissible without the prior written consent of the Administrative Agent or the Lenders so long as no Event of Default has occurred and is continuing and (y) to any other Person shall be permissible with the prior written consent of the Lender, which consent of the Administrative Agent and the Lenders (to the extent required under Section 11.3) which consent shall not be unreasonably withheld so long as no Event of Default has occurred and is continuing, (a) any Transfer of limited partnership interests in the Operating Partnership so long as after giving effect to such Transfer or series of Transfers the REIT owns greater than 50% of the voting interest in the Operating Partnership, (b) the issuance of additional limited partnership units or other securities, even if such issuance results in a Reduction so long as the REIT continues to own greater than 50% of the voting interest in the Operating Partnership; and (c) any Fundamental Transaction. Notwithstanding the provisions of clause 7.13(a)(ii)(x) to the contrary and subject to the remaining terms of this Section 7.13, with respect to the Operating Partnership, a Transfer to an Affiliate or to any Person owned or Controlled by Mark Pasquerilla shall be permitted following the occurrence and continuance of an Event of Default so long as such Transfer does not exceed 8% of the ownership interest in the Operating Partnership in the aggregate and is made in connection with the exercise of management share options or a dividend reinvestment plan in the ordinary course of the Operating Partnership's business.

          (b) In addition to any other requirements or restrictions regarding Transfers set forth in this Section 7.13, any Transfer shall also be conditioned upon the Administrative Agent's receipt of (i) a satisfactory opinion of counsel from the counsel to the proposed transferee (the "Transferee") that, in a properly presented case, a bankruptcy court in a case involving the Transferee would not disregard the corporate, company or partnership form of the Transferee and (ii) payment in full of the Administrative Agent's actual expenses in connection with such Transfer.

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

                  (iii) Transferee has executive officers reasonably acceptable to the Administrative Agent;

                   (iv) The Administrative Agent has received confirmation in writing that such Transferee is not subject to on-going criminal or bankruptcy proceedings;

                   (v) Transferee is a Qualified Resultant Owner (hereinafter defined) and the Administrative Agent has received written confirmation from each of the rating agencies rating the Permanent Loan that such Transfer will not result in qualification, reduction or withdrawal of the then current ratings assigned to the related certificates issued in connection with such Permanent Loan.

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

                (viii) Transferee's organizational structure satisfies all of the covenants set forth in this Agreement, including, without limitation, those covenants set forth in Sections 6.17 and 7.1; and

                  (ix) 60 days' notice to the Administrative Agent has been given.

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

          (e) Any Transfer that is not a permitted Transfer as described above and any Transfer to Mark Pasquerilla, or any Person controlled by either of them, such that the REIT shall cease to own directly or indirectly greater than 50% of the Operating Partnership, shall be permitted only with the Administrative Agent's prior written consent of the Administrative Agent and the Lenders (to the extent required by Section 11.3.

           7.14 Limitation on Restrictions. Initiate, join in or consent to any private restrictive covenant, zoning ordinance, or other public or private restrictions, limiting or affecting the uses which may be made of any Secured Line Property or any part thereof in such a way that would have a Material Adverse Effect.

           7.15 Limitations of ERISA. Take any action which would cause it to become an "employee benefit plan" as defined in Section 3(3) of ERISA, or a "governmental plan" as defined in Section 3(32) of ERISA, or a "plan" as defined in Section 4875(e)(1) of the Code, or its assets to become "plan assets" as defined in 29 C.F.R. Section 2510.3-101, or (ii) sell, assign or transfer any Secured Line Property, or any portion thereof or interest therein (other than a Lease entered into a conformity with the provisions of this Agreement), to any transferee which does not execute and deliver to the Administrative Agent its written assumption of the obligations of this covenant.

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

          8.2 Representations and Warranties on Environmental Matters. To each Borrower's knowledge, except as set forth in the Site Assessments, as of the Fifth Modification Date, (a) no Hazardous Material is now or was formerly used, stored, generated, manufactured, installed, treated, discharged, disposed of or otherwise present at or about any Secured Line Property or any property adjacent to any Secured Line Property (except for cleaning and other products currently used by the Borrowers or any tenants thereunder in connection with the routine maintenance or repair of a Secured Line Property or sold or used in the ordinary course of business each in full compliance with Environmental Laws) and no Hazardous Material was removed or transported from any Secured Line Property other than as disclosed to the Administrative Agent in writing, (b) all permits, licenses, approvals and filings required by Environmental Laws have been obtained, and the use, operation and condition of any Secured Line Property does not, and did not previously, violate any Environmental Laws, (c) no civil, criminal or administrative action, suit, claim, hearing, investigation or proceeding has been brought or been threatened which is still pending, nor have any material settlements been reached by or with any parties or any liens imposed in connection with any Secured Line Property concerning Hazardous Materials or Environmental Laws; and (d) no underground storage tanks exist on any part of any Secured Line Property other than as disclosed to the Administrative Agent in a Site Assessment previously delivered to GECC in connection with the Existing Secured Credit Line.

          8.3  Covenants on Environmental Matters.

          (a) Borrowers shall (i) comply in all material respects with applicable Environmental Laws; (ii) notify the Administrative Agent immediately upon any Borrower's discovery of any spill, discharge, release or presence of any Hazardous Material at, upon, under, within, contiguous to or otherwise affecting any Secured Line Property; (iii) promptly remove and/or remediate such Hazardous Materials as required by and in full compliance with Environmental Laws; and (iv) promptly forward to the Administrative Agent copies of all orders, notices, permits, applications or other communications and reports received by the Borrowers in connection with any spill, discharge, release or the presence of any Hazardous Material or any other matters relating to the Environmental Laws or any similar laws or regulations, as they may affect any Secured Line Property or any Borrower.

          (b) The Borrowers shall not cause, shall prohibit any other Person within the control of the Borrowers from causing, and shall use prudent, commercially reasonable efforts to prohibit other Persons (including tenants) from (i) causing any spill, discharge or release, or the use, storage, generation, manufacture, installation, or disposal, of any Hazardous Materials at, upon, under, within or about any Secured Line Property or the transportation of any Hazardous Materials to or from any Secured Line Property (except for cleaning and other products used in connection with routine maintenance or repair of any Secured Line Property or sold or used in the ordinary course of business in full compliance with Environmental Laws), (ii) installing any underground storage tanks at any Secured Line Property, provided that the Borrowers shall be permitted with the consent of the Administrative Agent, which consent shall not be unreasonably withheld or delayed, to replace underground storage tanks with new underground storage tanks if such replacement is performed in accordance with all Environmental Laws, or (iii) conducting any activity that requires a permit or other authorization under Environmental Laws prior to obtaining the same.

          (c) The Borrowers shall provide to the Administrative Agent, at the Borrowers' expense promptly upon the written request of the Administrative Agent or any Lender from time to time, a Site Assessment or update to any existing Site Assessment, to assess the presence or absence of any Hazardous Materials and the potential costs in connection with abatement, cleanup or removal of any Hazardous Materials found on, under, at or within any Secured Line Property to the extent such abatement, cleanup or removal is required by applicable Environmental Law. The Borrowers shall pay the cost of no more than one such Site Assessment or update in any twelve (12)-month period, unless the request for an additional Site Assessment or updated assessment is based on information provided under Section 8.3(a), a reasonable suspicion of Hazardous Materials at or near any Secured Line Property, a breach of representations under
Section 8.2, or an Event of Default, in which case any such Site Assessment or update shall be at the Borrowers' expense.

          8.4 Allocation of Risks and Indemnity. As between the Borrowers and the Administrative Agent and Lender, all risk of loss associated with non-compliance with Environmental Laws, or with the presence of any Hazardous Material at, upon, within, contiguous to or otherwise affecting any Secured Line Property, shall lie solely with the Borrowers except as otherwise provided herein. Accordingly, the Borrowers shall bear all risks and costs associated with any loss (including any loss in value attributable to Hazardous Materials), damage or liability therefrom, including all costs of removal of Hazardous Materials or other remediation required by Environmental Law. The Borrowers shall indemnify, defend and hold The Administrative Agent and each Lender and its shareholders, directors, officers, employees and agents harmless from and against all loss, liabilities, damages, claims, costs and expenses (including reasonable costs of defense and consultant fees, investigation and laboratory fees, court costs, and other litigation expenses) arising out of or associated, in any way, with (a) the non-compliance with applicable Environmental Laws, or
(b) the existence of Hazardous Materials in, on, or about any Secured Line Property, (c) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to Hazardous Materials in, on or about any Secured Line Property; (d) any lawsuit brought or threatened, settlement reached, or government order relating to Hazardous Materials in, on or about any Secured Line Property, (e) a breach of any representation, warranty or covenant contained in this Article 8, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law, or (f) the imposition of any environmental lien encumbering any Secured Line Property; provided, however, the Borrowers shall not be liable under such indemnification to the extent such loss, liability, damage, claim, cost or expense results solely from the gross negligence or willful misconduct of the Administrative Agent or any Lender. The Borrowers' obligations under this Section 8.4 shall arise upon the discovery of the presence of any Hazardous Materials, whether or not the Environmental Protection Agency, any other federal agency authorized to enforce Environmental Laws or any governmental authority has taken or threatened any action in connection with the presence of any Hazardous Material, and whether or not the existence of any such Hazardous Material or potential liability on account thereof is disclosed in a Site Assessment and shall continue notwithstanding the repayment of the Loans or any transfer or sale of any right, title and interest in any Secured Line Property (by foreclosure, deed in lieu of foreclosure or otherwise) except as otherwise provided herein. Notwithstanding the foregoing, the Borrowers shall have no obligation to indemnify the Administrative Agent or any Lender, and the indemnification provisions set forth in this Section 8.4 shall not apply to any release or presence of Hazardous Materials which the Borrowers can establish either (i) occurred solely after the payment of the Loans in full and satisfaction of all of the Borrowers' obligations under the Loan Documents and transfer of the Secured Line Properties resulting from a foreclosure or deed in lieu of foreclosure accepted by the Administrative Agent , on behalf of the Lenders, and was not caused by the Borrowers or an Affiliate thereof, or (ii) occurred solely from the knowing and willful instruction of the Administrative Agent or the Lenders to the Borrowers to take an action that the Administrative Agent or the Lenders knew would cause an immediate release of Hazardous
Materials or which violated an applicable Environmental Law. The Borrowers shall have the burden of proving the foregoing. Additionally, if any Hazardous Materials affect or threaten to affect the Secured Line Properties, the Administrative Agent, on behalf of the Lenders, may (but shall not be obligated
to) give such notices and take such actions as it deems necessary or advisable at the expense of the Borrowers in order to abate the discharge of any Hazardous Materials or remove the Hazardous Materials if the Borrowers have failed to promptly and diligently take such action after notice from the Administrative Agent. Any reasonable amounts actually incurred by and payable to the Administrative Agent or the Lenders by reason of the application of this Section
8.4 shall become immediately due and payable upon receipt of written notice by the Borrowers and shall bear interest at the default rate set forth in Section 3.1(b) hereof from the date such notice is received by the Borrowers. The obligations and liabilities of the Borrowers under this Section 8.4 shall survive any termination, satisfaction, assignment, entry of a judgment of foreclosure or delivery of a deed in lieu of foreclosure except as otherwise provided herein.

          8.5 No Waiver. Notwithstanding any provision in this Section 8 or elsewhere in the Loan Documents, the Administrative Agent and the Lenders do not waive and expressly reserves all rights and benefits now or hereafter accruing to the Administrative Agent and/or any Lenders under the "security interest" or "secured creditor" exception under applicable Environmental Laws, as the same may be amended. No action taken by the Administrative Agent and/or any Lender pursuant to the Loan Documents shall be deemed or construed to be a waiver or relinquishment of any such rights or benefits under the "security interest exception."

                          SECTION 9.  EVENTS OF DEFAULT

          If any of the following events shall occur and be continuing:

          (a) The Borrower shall fail to pay any regularly scheduled installment of principal, interest or other amounts due under the Loan Documents (including, without limitation, the Agency Fee, any other fee payable to the Administrative Agent or the Exit Fee) within five (5) days of (and including) the day it is due, or the Borrowers shall fail to pay the Loans at the Termination Date, whether by acceleration or otherwise; or

          (b) Any representation or warranty made by the Borrowers herein or in any other Loan Document or which is contained in any certificate, document or financial or other statement furnished by them at any time under or in connection with this Agreement or any such other Loan Document shall prove to have been incorrect in any material respect on or as of the date made; provided, however, no Event of Default shall arise under this Section 9(b) if (i) the facts which give rise to the incorrect representation or warranty are capable of being cured by the Borrowers, and (ii) such underlying facts are cured by the Borrowers within fifteen (15) days of notice given to the Borrowers by the Administrative Agent of the existence of such incorrect representation or warranty; or

          (c) The Borrowers shall fail to maintain in full force and effect insurance as required under Section 6.5 of this Agreement; or

          (d) The Borrowers shall default in the observance or performance of any agreement contained in Sections 6.4, 6.7, 6.10, 6.11, 6.12, 6.17, 6.18,
     or 6.25, Sections 7.1, 7.3, 7.5, 7.6, 7.7, 7.11, 7.12, 7.13 or 7.15 of this
     Agreement, or there shall occur any "Event of Default" under any of the other Loan Documents; or

          (e) The Borrowers shall default in the observance or performance of any other agreement contained in this Agreement or any other Loan Document (other than as provided in paragraphs (a) through (d) of this Section), and such default shall continue unremedied for a period of thirty (30) days, provided, however, that if such default cannot reasonably be cured within such thirty (30) day period and the Borrowers shall have commenced to cure such default within such thirty (30) day period and thereafter diligently and expeditiously proceed to cure the same, such thirty (30) day period shall be extended for so long as it shall require the Borrowers in the exercise of due diligence to cure such default, it being agreed that no such extension shall be for a period in excess of ninety (90) days; or

          (f) (i) Any Borrower shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorgani-zation, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or such Borrowers shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against such Borrower any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of 90 days; or (iii) there shall be commenced against such Borrower any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 90 days from the entry thereof; or (iv) such Borrower shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii), or (iii) above; or
     (v) such Borrower shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

          (g) One or more judgments or decrees shall be entered against any Borrower involving in the aggregate a liability (not paid or fully covered by insurance) of $5,000,000 or more, and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 90 days from the entry thereof; or

          (h) (i) Any of the Security Documents shall cease, for any reason, to be in full force and effect, or any Borrower shall so assert or (ii) the Lien created by any of the Security Documents shall cease to be enforceable and of the same effect and priority purported to be created thereby; or

          (i) The Operating Partnership shall fail in the payment of any rent, additional rent or other charge mentioned in or made payable by the Ground Lease as and when such rent or other charge is payable; or

          (j) There shall occur any "Event of Default" by the Operating Partnership, astenant under the Ground Lease, in the observance or per-formance of any term, covenant or condition of the Ground Lease on the part of the Operating Partnership, to be observed or performed, and said default is not cured prior to the expiration of any applicable grace period therein provided, or if any one or more of the events referred to in the Ground Lease shall occur which would cause the Ground Lease to terminate without notice or action by the Ground Lessor or which would entitle the Ground Lessor to terminate the Ground Lease and the term thereof by giving notice to the Operating Partnership, as tenant thereunder, or if the leasehold estate created by the Ground Lease shall be surrendered or the Ground Lease shall be terminated or canceled for any reason or under any circumstances whatsoever, or if any of the terms, covenants or conditions of the Ground Lease shall in any manner be modified, changed, supplemented, altered, or amended (other than to extend the term thereof for an additional twenty-five (25) years or longer with no material changes other than an increase in ground rent of no more than $250,000 per year) without the consent of the Administrative Agent and the Majority Lenders;

          (k) The REIT shall lose its status as a "real estate investment trust" for federal income tax purposes; or

          (l)  A Construction Event of Default shall occur;

then upon the occurrence any Event of Default described in paragraph(f), the obligations of the Lenders to advance amounts hereunder shall immediately terminate, and all amounts due under the Loan Documents immediately shall become due and payable, all without written notice and without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate the maturity thereof, notice of acceleration of the maturity thereof, or any other notice of default of any kind, all of which are hereby expressly waived by Borrowers; and upon the occurrence of any other Event of Default, the Lenders shall have no obligation to make any further advances under the Loans and the Administrative Agent (i) shall have the absolute and unconditional right in its sole and absolute discretion to declare the Obligations, or any portion thereof, immediately due and payable, and (ii) shall have the absolute and unconditional right in its sole and absolute discretion to terminate the Commitments and the obligations of the Lenders with respect thereto under this Agreement. In addition, upon the occurrence of any Event of Default, the Administrative Agent
(A) shall have the right to pursue any and all remedies provided for in the Loan Documents or otherwise available to it at law or in equity or otherwise, and (B) shall have the right to require the Borrowers to institute lock-boxes at each Secured Line Property for the benefit of the Administrative Agent, on behalf of the Lenders, pursuant to lock-box agreements acceptable to the Administrative Agent in its sole and absolute discretion, pursuant to which all cash-flow from such Secured Line Properties shall be used to repay the Obligations in such order and in such priority as the Administrative Agent may from time to time, in its sole and absolute discretion, designate. All remedies afforded to the Administrative Agent and/or Lenders under this Agreement or under any of the Loan Documents are separate and cumulative remedies and it is agreed that none of such remedies shall be deemed to be in exclusion of any other remedies available to the Administrative Agent and the Lenders and shall not in any manner limit or prejudice any other legal or equitable remedies which the Administrative Agent or the Lenders may have. In addition to the foregoing, during the continuance of an Event of Default, the Borrowers shall not, and shall cause their Subsidiaries not to, pay any amounts owing to Affiliates, including, without limitation, any management fees, with respect to the Secured Line Properties, unless and until the Obligations have been paid in full.


SECTION 10.  CROSS-DEFAULT; CROSS-COLLATERALIZATION; WAIVER OF MARSHALLING

          (a) The Borrowers acknowledge that the Lenders have made the Loans to the Borrowers upon the security of their collective interests in the Secured Line Properties and in reliance upon the aggregate of the Secured Line Properties taken together being of greater value as collateral security than the sum of the Secured Line Properties taken separately. The Borrowers agree that the Mortgages are and will be cross-collateralized and cross-defaulted with each other so that (i) an Event of Default under any of the Mortgages shall constitute an Event of Default under each of the other Mortgages which secure the Notes; (ii) an Event of Default under the Notes or this Agreement shall constitute an Event of Default under each Mortgage; and (iii) each Mortgage shall constitute security for the Notes as if a single blanket Lien were placed on all of the Secured Line Properties as security for the Notes.

          (b) To the fullest extent permitted by law, the Borrowers, for themselves and their successors and assigns, waive all rights to a marshalling of the assets of the Borrowers, the Borrowers' partners and others with interests in the Borrowers, and of the Secured Line Properties, or to a sale in inverse order of alienation in the event of foreclosure of all or any of the
Mortgages, and agree not to assert any right under any laws pertaining to the marshalling of assets, the sale in inverse order of alienation, homestead exemption, the administration of estates of decedents, or any other matters whatsoever to defeat, reduce or affect the right of the Administrative Agent and the Lenders under the Loan Documents to a sale of the Secured Line Properties for the collection of the Obligations without any prior or different resort for collection or of the right of the Administrative Agent and the Lenders to the payment of the Obligations out of the net proceeds of the Secured Line Properties in preference to every other claimant whatsoever. In addition, the Borrowers, for themselves and their successors and assigns, waive in the event of foreclosure of any or all of the Mortgages, any equitable right otherwise available to the Borrowers which would require the separate sale of the Secured Line Properties or require the Administrative Agent or the Lenders to exhaust their remedies against any particular Secured Line Property or any combination of the Secured Line Properties before proceeding against any other particular Secured Line Property or combination of Secured Line Properties; and further in the event of such foreclosure the Borrowers do hereby expressly consent to and authorize, at the option of the Administrative Agent (on behalf of the Lenders), the foreclosure and sale either separately or together of any combination of the Secured Line Properties.

SECTION 11.  MISCELLANEOUS

           11.1 Amendments; No Novation. Neither this Agreement nor any other Loan Document, nor any terms hereof or thereof may be amended, supplemented, modified or terminated, in whole or in part, except by an agreement in writing executed by the parties hereto. The parties intend that the Fifth Modification shall not constitute a novation. In addition, unless expressly modified and amended hereby, all terms and conditions of the Existing Secured Credit Line shall remain in full force and effect. Notwithstanding the foregoing provisions, the terms and provisions of this Agreement shall supersede in all respects the terms and provisions of the Existing Credit Agreement.

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

     The Borrowers:       c/o Crown American Realty Trust
                          Crown American Properties, L.P.
                          Pasquerilla Plaza
                          Johnstown, Pennsylvania 15901
                          Attention:  Chief Financial Officer
                          Fax:  (814) 533-4661


     The Administrative:  General Electric Capital Corporation Real Estate
     Agent                1528 Walnut Street
                          9th Floor
                          Philadelphia, Pennsylvania 19102
                          Attention:  Asset Management
                          Fax:  (215) 772-0361

     Each Lender:         at the "address for Notices" specified below its  name
                          on the signature pages hereof.

Any communication so addressed and mailed shall be deemed to be given on the earliest of (a) when actually delivered, (b) on the first Business Day after deposit with an overnight air courier service, or (c) on the third Business Day after deposit in the United States mail, postage prepaid, in each case to the address of the intended addressee, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by the Administrative Agent, or the Borrowers, as the case may be. If given by telecopy, a notice shall be deemed given and received when the telecopy is transmitted to the party's telecopy number specified above confirmation of complete receipt is received by the transmitting party during normal business hours or on the next Business Day if not confirmed during normal business hours. Either party may designate a change of address by written notice to the other by giving at least ten (10) days prior written notice of such change of address.

     11.3 Amendments, Waivers, Etc.

          (a) Subject to any consents required pursuant to this Section 11.3 and any other provisions of this Agreement and any other Loan Document which expressly require the consent, approval or authorization of the Majority Lenders, this Agreement and any other Loan Document may be modified or supplemented only by an instrument in writing signed by the Borrowers and the Administrative Agent; provided that, the Administrative Agent may (without any Lender's consent) give or withhold its agreement to any amendments of the Loan Documents or any waivers or consents in respect thereof or exercise or refrain from exercising any other rights or remedies which the Administrative Agent may have under the Loan Documents or otherwise provided that such actions do not, in the Administrative Agent's judgment reasonably exercised, materially adversely affect the value of any Collateral, taken as a whole, or represent a departure from Administrative Agent's standard of care described in Section 12.5 (and the assignment or granting of a participation by GECC shall not limit or otherwise affect its discretion in respect of any of the foregoing), except that the Administrative Agent will not, without the consent of each Lender, agree to the following (provided that no Lender's consent shall be required for any of the following which are otherwise required under the Loan Documents): (i) reduce the principal amount of the Loans or reduce the interest rate thereon; (ii) extend any stated payment date for principal of or interest on the Loans payable to such Lender; (iii) release any Borrower, any guarantor or any other party from liability under the Loan Documents (except as provided in Sections 2.6, 2.7 and 2.8 with respect to permitted releases and except for any assigning Lender pursuant to Section 11.19 and any resigning Administrative Agent pursuant to
Section 12.8); (iv) except as permitted by Sections 2.6, 2.7 or 2.8, release or subordinate in whole or in part any material portion of the Collateral given as security for the Loans; (v) modify any of the provisions of this Section, the definition of "Majority Lenders" or any other provision in the Loan Documents specifying the number or percentage of Lenders required to waive, amend or modify any rights thereunder or make any determination or grant any consent thereunder; (vi) modify the terms of any Event of Default; or (vii) except as provided in Section 2.6 or 2.7, 2.8 or 7.5b), consent to (A) the sale, transfer, encumbrance or substitution of any Secured Line Property or any portion thereof (or any interest therein) or any direct or indirect ownership interest therein (except as provided in Section 7.13), (B) the incurrence by any Borrower of any additional indebtedness secured by Secured Line Property, in each case to the extent (and subject to any standard of reasonability) such consent is required under the Loan Documents, and (C) approve the addition of any Additional Secured Line Property.

          (b) Notwithstanding anything to contrary contained in this Agreement, any modification or supplement of Article 12, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent.

          11.4 Survival. All of the indemnities of the Borrowers hereunder (including environmental matters under Section 8, the obligations under Section 3.6, and under the indemnification provisions of the Loan Documents shall survive (a) the repayment in full of the Loans and the release of the Liens evidencing or securing the Loans, except as otherwise set forth in Section 8,
(b) the transfer (by sale, foreclosure, conveyance in lieu of foreclosure or otherwise) of any or all right, title and interest in and to each Secured Line Property to any party, whether or not an Affiliate of Borrower, except as otherwise set forth in Section 8, and (c) in the case of any Lender that may assign any interest in its Commitment or Loans hereunder in accordance with the terms of this Agreement, the making of such assignment, notwithstanding that such assigning Lender may cease to be a "Lender" hereunder.

          11.5 Payment of Expenses. (a) The Borrowers agree to pay (a) all expenses incurred by the Administrative Agent in connection with the Loans, including fees and expenses of the Administrative Agent's attorneys, environmental, engineering and other consultants, and fees, charges or taxes for the negotiation, recording or filing of Loan Documents, (b) all expenses of the Administrative Agent in connection with the administration of the Loans (except as provided in Section 2.2(e)), inspection fees, settlement of condemnation and casualty awards, and premiums for title insurance and endorsements thereto, (c) all of the Administrative Agents and/or the initial Lenders' reasonable costs and expenses (including reasonable fees and disbursements of the Administrative Agent's and/or the initial Lenders' external counsel) incurred in connection with the initial syndication of the Loans to the Lenders, and (d) the Administrative Agent and the Lenders for all amounts expended, advanced or incurred by the Administrative Agent and the Lenders to collect the Notes, or to enforce the rights of the Administrative Agent and the Lenders under this Agreement or any other Loan Document, or to defend or assert the rights and claims of the Administrative Agent and the Lenders under the Loan Documents or with respect to each Secured Line Property (by litigation or other proceedings), which amounts will include all court costs, attorneys' fees and expenses, fees of auditors and accountants, and investigation expenses as may be incurred by the Administrative Agent and the Lenders in connection with any such matters (whether or not litigation is instituted), together with interest at the Default Rate on each such amount from the date that is ten (10) days after notice to the Borrowers that such amounts have been expended disbursement until the date of reimbursement to the Administrative Agent and the Lenders, all of which shall constitute part of the Loans and shall be secured by the Loan Documents.

          11.6 Secondary Market Transactions. (a) This Agreement shall be binding upon and inure to the benefit of the Administrative Agent, the Lenders and the Borrowers and their respective successors and permitted assigns, provided that no Borrower shall, without the prior written consent of the Administrative Agent and all of the Lenders, assign any of its rights, duties or obligations hereunder.

          (b) Each Borrower acknowledges that Administrative Agent and each Lender and its respective successors and assigns may without notice to or consent from the Borrowers (i) sell this Agreement, the Mortgage, the Notes, the other Loan Documents, and any and all servicing rights thereto, or any portions thereof, to one or more investors, (ii) participate and/or syndicate the Loans to one or more investors, (iii) deposit this Agreement, the Notes and the other Loan Documents, or any portions thereof, with a trust, which trust may sell certificates to investors evidencing an ownership interest in the trust assets, or (iv) otherwise sell, transfer or assign the Loans or interests therein in one or more transactions to investors (the transactions referred to in clauses (i) through (iv) are hereinafter each referred to as a "Secondary Market Transaction"). Borrower shall reasonably cooperate with the Administrative Agent and each Lender in effecting any such Secondary Market Transaction and shall reasonably cooperate and use all reasonable efforts to satisfy the market standards to which the Administrative Agent and each Lender customarily adheres or which may be reasonably required by any participant, investor, purchaser or any rating agency involved in any Secondary Market Transaction (including, without limitation, delivery of opinions of counsel in form and substance similar to the opinions of counsel delivered to the Administrative Agent on the date hereof). The Borrowers shall provide such information and documents relating to the Borrowers and each Secured Line Property as the Administrative Agent and each Lender may reasonably request in connection with such Secondary Market Transaction. In addition, the Borrowers shall make available to the
Administrative  Agent  and  the  Lenders,  at  the  sole  expense  of   to   the
Administrative Agent and the Lenders, all information concerning each Secured Line Property, its business and operations that the Administrative Agent and the Lenders may reasonably request. The Administrative Agent and the Lenders shall be permitted to share all information with the participants, investors, purchasers, investment banking firms, rating agencies, accounting firms, law firms and third-party advisory firms involved with the Loans and Loan Documents or the applicable Secondary Market Transaction. The Administrative Agent and the Lenders and all of the aforesaid participants, investors, purchasers, advisors, rating agencies and professional firms shall be entitled to rely on the information supplied by or on behalf of the Borrowers, provided, however, that each of them shall be required to keep such information confidential in accordance with the requirements of a Confidentiality Agreement. Each Borrower also agrees to execute any amendment of or supplement to this Agreement and the other Loan Documents as the Administrative Agent and the Lenders may reasonably request in connection with any Secondary Market Transaction, provided that such amendment or supplement does not change the economic terms of the Loan or increase the Borrowers' duties, responsibilities or liabilities under the Loan Documents.

          (c) The Notes may hereafter be split, severed and subdivided, by in substitution for promissory notes of lesser denominations or otherwise, and, in such event, Borrower shall promptly execute additional or replacement Notes.

          11.7 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by facsimile transmission of signature pages hereto), and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

          11.8 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          11.9  Integration.   This  Agreement  and  the  other  Loan  Documents
represent the agreement of the Borrowers, the Administrative Agent and the Lenders with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Lender relative to the subject matter hereof not expressly set forth or referred to herein or in the other Loan Documents. Accordingly, the Loan Documents may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties. If any conflict or inconsistency exists between the Commitment Letter and this Agreement or any of the other Loan Documents, the terms of this Agreement shall control.

          11.10     GOVERNING LAW.

          (A) THIS AGREEMENT WAS NEGOTIATED IN THE STATE OF NEW YORK, AND MADE BY THE ADMINISTRATIVE AGENT AND THE LENDERS AND ACCEPTED BY THE BORROWERS IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THE NOTES DELIVERED PURSUANT HERETO WERE DISBURSED FROM THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECTS, INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS
AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO
CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REGARD TO PRINCIPLES OF CONFLICT LAWS) AND ANY APPLICABLE LAW OF THE UNITED STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION, AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT HERETO AND PURSUANT TO THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAW OF THE STATE IN WHICH THE APPLICABLE SECURED LINE PROPERTY IS LOCATED, IT BEING UNDERSTOOD THAT, TO THE FULLEST EXTENT PERMITTED BY THE LAW OF SUCH STATE, THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE CONSTRUCTION, VALIDITY AND ENFORCEABILITY OF ALL LOAN DOCUMENTS AND ALL OF THE OBLIGATIONS ARISING HEREUNDER OR THEREUNDER. TO THE FULLEST EXTENT PERMITTED BY LAW, EACH BORROWER HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS AGREEMENT AND THE NOTES, AND THIS
AGREEMENT  AND  THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE  WITH
THE LAWS OF THE STATE OF NEW YORK PURSUANT TO SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW.

          (B) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST THE ADMINISTRATIVE AGENT, ANY LENDER OR THE BORROWERS ARISING OUT OF OR RELATING TO THIS AGREEMENT MAY AT THE ADMINISTRATIVE AGENT'S OPTION (WHICH DECISION SHALL BE MADE BY THE MAJORITY LENDERS) BE INSTITUTED IN ANY FEDERAL OR STATE COURT IN THE CITY OF NEW YORK, COUNTY OF NEW YORK PURSUANT TO SECTION 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND THE BORROWERS WAIVE ANY OBJECTIONS WHICH THEY MAY NOW OR HEREAFTER HAVE BASED ON VENUE AND/OR FORUM NON CONVENIENS OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND THE BORROWERS HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING. THE BORROWERS DO HEREBY DESIGNATE AND APPOINT CT CORPORATION SYSTEM, HAVING AN ADDRESS AT 1633 BROADWAY, NEW YORK, NEW YORK 10019, AS THEIR AUTHORIZED AGENT TO ACCEPT AND ACKNOWLEDGE ON THEIR BEHALF SERVICE OF ANY AND ALL PROCESS WHICH MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, AND AGREE THAT SERVICE OF PROCESS UPON SAID AGENT AT SAID ADDRESS AND WRITTEN NOTICE OF SAID SERVICE MAILED OR DELIVERED TO THE BORROWERS IN THE MANNER PROVIDED HEREIN SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE BORROWERS, IN ANY SUCH SUIT, ACTION OR PROCEEDING IN THE
STATE OF NEW YORK. THE BORROWERS (I) SHALL GIVE PROMPT NOTICE TO THE ADMINISTRATIVE AGENT OF ANY CHANGED ADDRESS OF ITS AUTHORIZED AGENT HEREUNDER,
(II) MAY AT ANY TIME AND FROM TIME TO TIME DESIGNATE A SUBSTITUTE AUTHORIZED AGENT WITH AN OFFICE IN NEW YORK, NEW YORK (WHICH SUBSTITUTE AGENT AND OFFICE SHALL BE DESIGNATED AS THE PERSON AND ADDRESS FOR SERVICE OF PROCESS), AND (III) SHALL PROMPTLY DESIGNATE SUCH A SUBSTITUTE IF ITS AUTHORIZED AGENT CEASES TO HAVE AN OFFICE IN NEW YORK, NEW YORK OR IS DISSOLVED WITHOUT LEAVING A SUCCESSOR.

          11.11 Waiver of Punitive or Consequential Damages. None of the Administrative Agent, the Lenders or the Borrowers shall be responsible or liable to the other or to any other Person for any punitive, exemplary or consequential damages which may be alleged as a result of the Loans or the transaction contemplated hereby, including any breach or other default by any party hereto.

          11.12     Acknowledgments.  Each Borrower hereby acknowledges that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Loan Documents;

          (b) Neither the Administrative Agent nor any Lender has any fiduciary relationship with or duty to the Borrowers arising out of or in connection with this Agreement or any of the other Loan Documents, and the relation-ship between the Borrowers and the Administrative Agent and the Lenders, in connection herewith or therewith is solely that of debtor and creditor; and

          (c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Borrowers, the Administrative Agent and the Lenders.

          11.13 WAIVERS OF JURY TRIAL. THE BORROWERS, THE ADMINISTRATIVE AGENT, AND THE LENDERS HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER
LOAN DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY THE BORROWERS, THE ADMINISTRATIVE AGENT, AND THE LENDERS, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. THE BORROWERS, THE ADMINISTRATIVE AGENT, AND THE LENDERS ARE EACH HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY THE OTHER PARTY.

          11.14 Public Disclosure. Each party hereunder shall have the right to review and approve all references to it or them, as applicable, and/or the Loans contained in any press release or public documents prepared by or on behalf of the other party(ies), except with respect to filings required to be made with any Governmental Authority.

          11.15 Recourse Obligations. The Borrowers' obligations in respect of the Loan shall constitute the full, joint and several recourse obligations of the Borrowers.

          11.16 Approvals; Third Parties; Conditions. All approval rights retained or exercised by the Administrative Agent and the Lenders with respect to leases, contracts, plans, studies and other matters are solely to facilitate the Lenders' credit underwriting, and shall not be deemed or construed as a determination that the Lenders have passed on the adequacy thereof for any other purpose and may not be relied upon by the Borrowers or any other Person. This Agreement is for the sole and exclusive use of the Administrative Agent, the Lenders and Borrowers and may not be enforced, nor relied upon, by any Person other than the Administrative Agent, the Lenders and the Borrowers. All conditions of the obligations of the Administrative Agent and the Lenders hereunder, including the obligation to make advances, are imposed solely and exclusively for the benefit of the Administrative Agent and the Lenders, their successors and assigns, and no other Person shall have standing to require satisfaction of such conditions or be entitled to assume that the Lenders will refuse to make advances in the absence of strict compliance with any or all of such conditions, and no other Person shall, under any circumstances, be deemed to be a beneficiary of such conditions, any and all of which may be freely waived in whole or in part by the Administrative Agent and the Lenders at any time in their sole discretion.

          11.17 Further Assurances. The Borrowers agree to do or cause to be done all such further reasonable acts and things, and to execute and deliver or cause to be executed and delivered all such additional conveyances, assignments, agreements and instruments as the Administrative Agent or any Lender may at any time reasonably request solely in connection with the administration or enforcement of this Agreement and the other Loan Documents or in order better to assure, perfect and confirm unto the Administrative Agent and the Lenders their rights, powers and remedies under this Agreement and under the other Loan Documents. Nothing contained in this paragraph shall be construed as obligating the Borrowers to provide or to cause to be provided any collateral or security for the Loans other than as expressly contemplated by the provisions of this Agreement and the other Loan Documents.

          11.18 Name Changes. The Borrower, the Administrative Agent and the Lenders hereby acknowledge and agree that any Single Purpose Entity may change its name so long as (a) the Borrowers provide the Administrative Agent with written notice of such name change at least twenty (20) Business Days prior to the occurrence of such name change, (b) the Borrowers promptly reimburse the Administrative Agent for all of the Administrative Agent's reasonable costs and expenses incurred in connection with evaluating and documenting such name change, including, without limitation, any costs of refiling any Financing Statements, (c) at no time shall the Lien of any Security Document be materially affected other than in connection with the simultaneous substitution of a new Financing Statement, and (d) the Borrowers shall execute such amendments to the Loan Documents and provide the Administrative Agent with such title endorsements reflecting such name change as the Administrative Agent may require.

          11.19    Assignments and Participations.

          (a) Assignments by Borrowers. No Borrower may assign any of its rights or obligations hereunder or under the Notes without the prior consent of all of the Lenders and the Administrative Agent

          (b) Assignments by the Lenders. Each Lender may assign any of its Loans, its Note and its Commitment (but only with the consent of the Administrative Agent); provided that:

          (i) no such consent by the Administrative Agent shall be required in the case of any assignment by any Lender to another Lender or an affiliate of such Lender or such other Lender;

          (ii) any such partial assignment (other than to another Lender or an affiliate of a Lender) shall be in an amount at least equal to $10,000,000 (unless the Administrative Agent shall agree to a lower amount not less than $5,000,000);

         (iii) each such assignment (including an assignment to another Lender or an affiliate of a Lender) by a Lender of its Loans or Commitment shall be made in such manner so that the same portion of its Loans and Commitment is assigned to the respective assignee;

         (iv) subject to the applicable Lender's compliance with the provisions of clauses (ii) and (iii) above, the Administrative Agent's consent to an assignment shall not be unreasonably withheld, delayed or conditioned if (A) in the reasonable judgment of the Administrative Agent, such assignment is made to a reputable institutional investor with substantial experience in real estate lending and originating mortgage loans similar to the Loans, and a financial net worth of at least $100,000,000, (B) such assignment is first offered to the Administrative Agent in accordance with the terms and conditions a separate agency agreement among the Administrative Agent and the Lenders, and (C) the provisions of clause (v) have been satisfied;

          (v) upon execution and delivery by the assignee (even if already a Lender) to the Borrowers and the Administrative Agent of an Assignment and Acceptance pursuant to which such assignee agrees to become a "Lender" hereunder (if not already a Lender) having the Commitment and Loans specified in such instrument, and upon consent thereto by the Administrative Agent to the extent required above, the assignee shall have, to the extent of such assignment, the obligations, rights and benefits of a Lender hereunder holding the Commitment and Loans (or portions thereof) assigned to it (in addition to the Commitment and Loans, if any, theretofore held by such assignee) and the assigning Lender shall, to the extent of such assignment, be released from the Commitment (or portion thereof) so assigned. Upon each such assignment the assigning Lender shall pay the Administrative Agent a processing and recording fee of $3,500 and the reasonable fees and disbursements of the Administrative Agent's counsel incurred in connection therewith; and

          (vi) no Lender or the Administrative Agent shall assign its rights and obligations under this Agreement to (A) any competitors of the REIT primarily involved in the ownership and operation of retail properties, or (B) any Person that will not execute a standstill agreement with respect to the acquisition of the Borrowers and a Confidentiality Agreement; and

          (vii) The Notes may hereafter be split, severed and subdivided, by in substitution for promissory notes of lesser denominations or otherwise, and, in such event, Borrower shall promptly execute additional or replacement Notes.

          (c) Participations. A Lender may sell or agree to sell to one or more other Persons (each a "Participant") a participation in all or any part of any Loans held by it, or in its Commitment, provided that such Participant shall not have any rights or obligations under this Agreement or any Note or any other Loan Document (the Participant's rights against such Lender in respect of such participation to be those set forth in the agreements executed by such Lender and the applicable Participant). All amounts payable by the Borrowers to any Lender under Section 3.6 in respect of Loans held by it and its Commitment shall be determined as if such Lender had not sold or agreed to sell any participations in such Loans and Commitment, and as if such Lender were funding each of such Loans and Commitment in the same way that it is funding the portion of such Loans and Commitment in which no participations have been sold. In no event shall a Lender that sells a participation agree with the Participant to take or refrain from taking any action hereunder or under any other Loan
Document except that such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee, or (v) consent to any modification, supplement or waiver hereof or of any of the other Loan Documents to the extent that the same, under Section 11.3, requires the consent of each Lender.

          (d) Certain Pledges. In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.19 (but without being subject thereto), any Lender may (without notice to Borrower, the Administrative Agent or any other Lender and without payment of any fee) assign and pledge all or any portion of its Loans and its Note to any Federal Reserve Bank as collateral security pursuant to Regulation A and any operating circular issued by such Federal Reserve Bank, and such Loans and Note shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

          (e) Provision of Information to Assignees and Participants. Subject to the restrictions set forth in subparagraph (b)(vi) above, a Lender may furnish any information concerning Borrower or any of its Affiliates in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants), provided that each such recipient of such information executes and delivers to the Administrative Agent a Confidentiality Agreement.

          (f)   No  Assignments  to Borrower or Affiliates.   Anything  in  this
Section 11.19 to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to any Borrower or any of its Affiliates without the prior consent of each Lender.

          11.20 Waivers. No course of dealing on the part of the Administrative Agent or any Lender, their officers, employees, consultants or agents, nor any failure or delay by the Administrative Agent or any Lender with respect to exercising any right, power or privilege of the Administrative Agent or any Lender under any of the Loan Documents, shall operate as a prospective waiver thereof.

          11.21 Cumulative Rights. Rights and remedies of the Administrative Agent and the Lenders under the Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy.

          11.22 Indemnification. Borrowers shall indemnify, defend and hold the Administrative Agent and each Lender harmless from and against any and all losses, liabilities, claims, damages, expenses, obligations, penalties, actions, judgments, suits, costs or disbursements of any kind or nature whatsoever, including the reasonable fees and actual expenses of their counsel, which may be imposed upon, asserted against or incurred by any of them relating to or arising out of: (a) any Secured Line Property; or (b) any of the Loan Documents or the transactions contemplated thereby, including, without limitation, (i) any accident, injury to or death of persons or loss of or damage to property occurring in, on or about any Secured Line Property or any part thereof or on the adjoining sidewalks, curbs, adjacent property or adjacent parking areas, streets or ways, (ii) any inspection, review or testing of or with respect to any Secured Line Property, (iii) any investigative administrative, mediation, arbitration, or judicial proceeding, whether or not the Administrative Agent or any Lender is designed a party thereto, commenced or threatened at any time (including after the repayment of the Loans) in any way related to the execution, delivery or performance of any Loan Document or to any Secured Line Property, (iv) any proceeding instituted by any person claiming a Lien, and
(v) any brokerage commissions or finder's fees claimed by any broker or other party in connection with the Loans, any Secured Line Property, or any of the transactions contemplated in the Loan Documents; except to the extent any of the foregoing is caused by the Administrative Agent's or any Lender's gross negligence or willful misconduct, in which case the party to whom the gross negligence or willful misconduct is attributable (but not any other party) shall not be entitled to the indemnification provided for hereunder to the extent of such gross negligence or willful misconduct. Notwithstanding the foregoing, the Borrowers shall have no obligation to indemnify the Administrative Agent or any Lender, and the indemnification provisions set forth in this Section 11.22 shall not apply to any indemnifiable event set forth above which the Borrowers can establish either (A) occurred solely after the payment of the Loans in full and satisfaction of all of the Borrowers' obligations under the Loan Documents and transfer of the Secured Line Properties resulting from a foreclosure or deed in lieu of foreclosure accepted by the Administrative Agent, on behalf of the Lenders, and was not caused by the Borrowers or an Affiliate thereof, or (B) occurred solely from the knowing and willful instruction of the Administrative Agent or the Lenders to the Borrowers to take an action that the Administrative Agent or the Lenders knew would constitute an Indemnifiable event under this
Section 11.26 or which violated an applicable Environmental Law. The Borrowers shall have the burden of proving the foregoing.


                                   ARTICLE 12

                            THE ADMINISTRATIVE AGENT


          12.1    Appointment, Powers and Immunities

 . Each Lender hereby appoints and authorizes the Administrative Agent to act as its agent hereunder and under the other Loan Documents with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement and of the other Loan Documents, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 12.5 and the first sentence of Section 12.6 shall include reference to its affiliates and its own and its affiliates' officers, directors, employees and agents):

          (a) shall have no duties or responsibilities except those expressly set forth in this Agreement and in the other Loan Documents, and shall not by reason of this Agreement or any other Loan Document be a trustee for any Lender;

          (b) shall not be responsible to the Lenders for any recitals, statements, representations or warranties contained in this Agreement or in any other Loan Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other Loan Document or any other document referred to or provided for herein or therein or for any failure by any Borrower or any other Person to perform any of its obligations hereunder or thereunder; and

          (c) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other Loan Document or under any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except to the extent any such action taken or omitted violates the Administrative Agent's standard of care set forth in the first sentence of Section 12.5.

The Administrative Agent may employ agents and attorneys-in-fact, and may delegate all or any part of its obligations hereunder, to third parties and shall not be responsible for the negligence or misconduct of any such agents, attorneys-in-fact or third parties selected by it in good faith. The Administrative Agent may deem and treat the payee of a Note as the holder thereof for all purposes hereof unless and until a notice of the assignment or transfer thereof shall have been filed with the Administrative Agent.

          12.2 Reliance by the Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) reasonably believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement or any other Loan Document, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder or thereunder in accordance with instructions given by the Majority Lenders, and such instructions of the Majority Lenders and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

           12.3 Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Potential Default or Event of Default unless the Administrative Agent has received notice from a Lender or a Borrower specifying such Potential Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Potential Default or Event of Default, the Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative Agent shall (subject to Section 12.7) take such action with respect to such Potential Default or Event of Default and other matters relating to the Loans as shall be directed by the Lenders in accordance with a separate agreement entered into by the Administrative Agent and the Lenders.

          12.4 Rights as a Lender. With respect to GECC's Commitment and the Loans made by it, GECC (and any successor acting as the Administrative Agent) in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. GECC (and any successor acting as the Administrative Agent) and its affiliates (including GECC) may (without having to account therefor to any Lender) lend money to, make investments in and generally engage in any kind of lending, trust or other business with any Borrower (and any of its Affiliates) as if it were not acting as the Administrative Agent, and GECC and its affiliates (including GECC may accept fees and other consideration from the Borrowers for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

           12.5 Standard of Care; Indemnification. In performing its duties under the Loan Documents, the Administrative Agent will exercise the same degree of care as GECC normally exercises in connection with real estate loans in which no syndication or participations are involved, but the Administrative Agent shall have no further responsibility to any Lender except as expressly provided herein and except for its own gross negligence or willful misconduct which resulted in actual loss to such Lender, and, except to such extent, the Administrative Agent shall have no responsibility to any Lender for the failure by the Administrative Agent to comply with any of the Administrative Agent's obligations to Borrower under the Loan Documents or otherwise. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.5, but without limiting the obligations of the Borrowers under
Section 11.5) ratably in accordance with the aggregate principal amount of the Loans held by the Lenders (or, if no Loans are at the time outstanding, ratably in accordance with their respective Commitments), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Lender) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other Loan Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses that the Borrowers are obligated to pay under Section 11.5, but excluding, unless a Event of Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the Administrative Agent's breach of its standard of care set forth in the first sentence of this Section.

           12.6 Non-Reliance on the Administrative Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of each Borrower and their Affiliates and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or under any other Loan Document. Subject to the provisions of the first sentence of Section 12.5, the Administrative Agent shall not be required to keep itself informed as to the performance or observance by any Borrower of this Agreement or any of the other Loan Documents or any other document referred to or provided for herein or therein or to inspect the Secured Line Properties or the books of any Borrowers or any of its Affiliates. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder or as otherwise agreed by the Administrative Agent and the Lenders, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of any Borrower or any of its Affiliates that may come into the possession of the Administrative Agent or any of its affiliates.

           12.7 Failure to Act. Except for action expressly required of the Administrative Agent hereunder, and under the other Loan Documents, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction from the Lenders of their indemnification obligations under Section 12.5 against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

           12.8 Resignation of the Administrative Agent. The Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Borrowers. Upon any such resignation, the Majority Lenders shall have the right to appoint a successor Administrative Agent which shall be a financial institution that has (a) an office in New York, New York with a combined capital and surplus of at least $500,000,000 and (b) knowledge and experience comparable to the resigning Administrative Agent's knowledge and experience in the servicing of loans similar to the Loans hereunder. If no successor Administrative Agent shall have been so appointed by the Majority Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation of the retiring Administrative Agent, then the retiring Administrative Agent's resignation shall nonetheless become effective and (i) the retiring Administrative Agent shall be discharged from its duties and obligations hereunder and (ii) the Majority
Lenders shall appoint an interim administrative agent (the "Interim Administrative Agent") who shall perform the duties of the Administrative Agent (and all payments and communications provided to be made by, to or through the Administrative Agent shall instead be made by or to such Interim Administrative Agent) until such time as the Majority Lenders appoint a successor agent as provided for above in this Section 12.8. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring (or retired) Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder (if not already discharged therefrom as provided above in this Section 12.8). The fees payable by the Borrowers to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrowers and such successor. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this Article 12 and Section 11.5 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.


          IN  WITNESS WHEREOF, the parties hereto have caused this Agreement  to
be   duly   executed  and  delivered  by  their  proper  and   duly   authorized
representatives as of the day and year first above written.


ADMINISTRATIVE AGENT:         GENERAL ELECTRIC CAPITAL CORPORATION, as
                              Administrative Agent


                              By /s/Anthony Juliano
                               Name:  Anthony Juliano
                               Title:  Authorized Signatory

                              Address for Notices:

                              General Electric Capital Corporation
                              125 Park Avenue
                              New York, New York 10017
                              Attention:
                              Telecopier No.:

                              and

                              GE Capital Real Estate
                              1528 Walnut Street
                              Philadelphia, Pennsylvania 19102
                              Attention:  Alan Jovinelly
                              Telecopier No.:  (215) 772-0361/0364



LENDER:                       GENERAL ELECTRIC CAPITAL CORPORATION


                              By:/s/Anthony Juliano
                                Name:  Anthony Juliano
                                Title:  Authorized Signatory

                              Address for Notices:

                              General Electric Capital Corporation
                              125 Park Avenue
                              New York, New York 10017
                              Attention:
                              Telecopier No.:

                              and

                              GE Capital Real Estate
                              1528 Walnut Street
                              Philadelphia, Pennsylvania 19102
                              Attention:  Alan Jovinelly
                              Telecopier No.:  (215) 772-0361/0364

                              Lending Office for Eurodollar and
                              Alternate Base Rate Loans:

                              General Electric Capital Corporation
                              125 Park Avenue
                              New York, New York 10017
                              Attention:  Anthony Juliano
                              Telecopier No.:  (212) 716-8910/8911



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

                              By: Crown American Acquisition Associates II, a Delaware business trust, its sole general partner



                                 By: /s/ Ronald P. Rusinak
                                 Name:  Ronald P. Rusinak
                                 Title: Vice President



                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES  III,  L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates III, a Delaware business trust, its sole general partner



                                 By: /s/Ronald P. Rusinak

                                 Name:  Ronald P. Rusinak
                                 Title: Vice President



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



                                 By: /s/ Ronald P. Rusinak
                                 Name:  Ronald P. Rusinak
                                 Title: Vice President

                              CROWN AMERICAN ACQUISITION
                              ASSOCIATES   V,   L.P.,  a  Pennsylvania   limited
                              partnership

                              By: Crown American Acquisition Associates V, a Delaware business trust, its sole general partner



                                 By: /s/ Ronald P. Rusinak
                                 Name:  Ronald P. Rusinak
                                 Title: Vice President



                              WASHINGTON CROWN CENTER ASSOCIATES, L.P., a
                              Pennsylvania limited partnership

                              By:  Washington   Crown   Center   Associates,   a
                                   Delaware business trust, its sole general partner



                                   By: /s/Ronald P. Rusinak
                                   Name:   Ronald P. Rusinak
                                   Title:  Vice President



                                   SCHEDULE 1

                               CLOSING DELIVERIES

          1. An ALTA (or equivalent) mortgagee policy of title insurance in the Maximum Loan Amount, issued by a title insurance company satisfactory to the Administrative Agent, in form and with endorsements satisfactory to the Administrative Agent.

          Without limitation, such policy shall (a) be in the 1970 ALTA (as amended 84) form or, if not available, ALTA 1992 form (deleting arbitration and creditors' rights, if permissible) or, if not available, the form commonly used in the state where the proposed property is located, insuring the Administrative Agent and its successors and assigns; and (b) include the following endorsements and/or affirmative coverages: (i) ALTA 9 Comprehensive, (ii) Survey, (iii) ALTA
3.1  Zoning  (with  additional coverage for number and type of parking  spaces),
(iv) Usury, (v) Doing Business, (vi) Access, (vii) Separate Tax Lot, (viii) Environmental Protection Lien, (ix) Subdivision, (x) Contiguity, (xi) Tax Deed (as applicable), (xii) Mortgage Recording Tax (as applicable), (xiii) PUD (as applicable) and (xiv) tie-in. If tie-in endorsements are not available, the title insurance policy for each proposed property shall be in an amount equal to 125% of the value of the related property and each policy shall contain last dollar and first loss endorsements. The Borrowers shall obtain at their sole cost and expense such co-insurance or re-insurance (with direct access provisions) as the Administrative Agent shall require.

          2. All documents evidencing the formation, organization, valid existence, good standing, and due authorization of and for the Single Purpose Entity for the execution, delivery, and performance of the loan documents.

          3. Legal opinions issued by counsel for the Borrowers, opining as to the due organization, valid existence and good standing, and the due authorization, execution, delivery, enforceability and validity of the Loan Documents, that the Loans are not usurious, that the Loans Documents and the Loans do not create or constitute a partnership, and, to the extent the Administrative Agent is not otherwise satisfied, that the proposed property is in compliance with applicable zoning and other laws, and as to such other matters as the Administrative Agent and its counsel reasonably may specify.

          4. Current Uniform Commercial Code searches, litigation, bankruptcy and judgment reports as required by the Administrative Agent with respect to the Single Purpose Entities.

          5. Standard extended coverage and all-risk insurance policies, or certificates thereof in form satisfactory to the Administrative Agent, insuring the proposed property for the full insurable value thereof on a replacement cost claim recovery basis (without deduction for depreciation or co-insurance) against damage by fire and other hazards as the Administrative Agent may require, including use and occupancy insurance covering rental income or business interruption in an amount not less then twenty-four (24) months anticipated gross rental income or gross business savings and commercial general liability insurance with respect to the proposed property providing for limits of liability of not less than $1,000,000 for both injury to or death of a person and for property damage per occurrence, and other liability insurance as required by the Administrative Agent. The Administrative Agent reserves the right to require the following insurance: boiler and machinery; flood; earthquake/sinkhole; workers compensation; and/or building ordinance. If the proposed property is located in an area identified by the Federal Emergency Management Agency as an area having special flood hazards and in which flood insurance has been made available under the National Flood Insurance Act of 1968, the Flood Disaster Protection Act of 1973 or the National Flood Insurance Reform Act of 1994 (as each such act may be amended or succeeded), insurance shall include coverage against damage by flood. Property insurance policies shall name the Administrative Agent (on behalf of Lenders) as mortgagee under a New York (or equivalent) long-form non-contributory endorsement. Liability insurance shall designate the Administrative Agent (on behalf of Lenders) as an additional insured. All such insurance policies and endorsements shall be fully paid for and contain such provisions and expiration dates and be in such form and issued by insurance companies licensed to do business in the state in which the proposed property is located, with a rating of "A-X" or better as established by Best's Rating Guide or "AA" as established by Standard & Poor's. All such policies shall guarantee at least 30 days notice to the Administrative Agent in the event of cancellation, renewal or material change. Blanket policies will be permitted provided the Administrative Agent receives appropriate endorsements and/or duplicate policies confirming the Administrative Agent's right to continue coverage on a pro rata pass-through basis and that coverage will not be affected by loss on other properties.

          6. A current (dated within the preceding 30 days) "as-built" survey of the proposed property, certified to the Administrative Agent and the issuer of the title insurance, prepared by a licensed surveyor acceptable to the Administrative Agent and such title insurer, and conforming to the
Administrative Agent's current standard survey requirements. Without limitation, the minimum requirements for the survey shall be as set forth in the 1992 Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys, "Urban Survey" classification, with the following additional items from Table A, "Optional Survey Responsibilities and Specifications": "2" (vicinity map showing nearby highway or major intersection), "3" (flood zone designation), "4" (land area), "6" (setbacks, height and bulk restrictions), "7" (dimensions of improvements), "8" (other visible improvements), "9" (parking areas), "10" (access to public way, driveway and curb cuts), "11" (utilities) and "13" (other significant observations).

          7. A current engineering report with respect to the proposed property satisfactory to the Administrative Agent in all respects, covering, among other matters, inspection of heating and cooling systems, roof and structural details and showing no failure of compliance with building plans and specifications, applicable legal requirements (including requirements of the Americans with Disabilities Act) and fire, safety and health standards. As requested by the Administrative Agent such report shall also include an assessment of the proposed property's tolerance for earthquake and seismic activity.

          8. An environmental engineering report for the proposed property satisfactory to the Administrative Agent in all respects, prepared by an engineer engaged by the Administrative Agent at the Borrowers' expense and in a manner satisfactory to the Administrative Agent, based upon an investigation relating to and making appropriate inquiries concerning the existence of hazardous materials, substances or waste products on or about the proposed property, and the past or present discharge, disposal, release or escape of any such substances, all consistent with ASTM Standard E 1527-93 (or any successor thereto published by ASTM) and other good customary and commercial practice.

          9. A current rent roll of the proposed property, certified to the Administrative Agent, and a copy of the standard lease form for the proposed property. As requested by the Administrative Agent, copies of all existing tenant leases and material service contracts.

          10. A copy of the management agreement for the proposed property, certified by the Borrowers as being true, correct and complete.

          11. Borrowers' deposit with the Administrative Agent of the amount required by the Administrative Agent to impound for taxes and assessments and to fund any other required escrows or reserves.

          12. Evidence that (a) the proposed property and the operation thereof comply with all legal and zoning requirements, including that all requisite certificates of occupancy, building permits, and other licenses, certificates, approvals or consents required of any governmental authority have been issued without variance or condition, (b) following any casualty, the improvements located on the proposed property may be reconstructed and the current use thereof restored, and (c) there is no litigation, action, citation, injunctive proceedings or like matter pending or threatened with respect to the validity of such matters.

          13. Evidence that all fees and commissions payable to real estate brokers, mortgage brokers, or any other brokers or agents in connection with the Loans or the proposed property have been paid.

          14. Estoppel certificates and subordination, non-disturbance and attornment agreements from tenants, and such estoppel certificates, consents and other documents as the Lender shall request from counter-parties to reciprocal easement agreements, operating agreements and similar agreements.

          15. If the proposed property consists of more than one project, all of the projects comprising the proposed property shall be owned by the Single Purpose Entity and cross-collateralized and encumbered in a manner satisfactory to the Administrative Agent in its sole discretion.

          16.  A current Appraisal.

          17. Such other documents or items as the Administrative Agent or its counsel reasonably may require.


                                   SCHEDULE 2

                               LOAN DATA CHECKLIST


For Lender Use Only
                                                                 Orig.    Lender

     A.   A.   Financial Information

1.   Copies  of  third party audits, reviews or other  reports
     (e.g.  internal  audits, operational reviews)  -  last  3
     years                                                       ______   ______

2.   Monthly  detailed operating statements  -  preferably  in
     spreadsheet  format prior 12 months, Year  to  Date,  and
     last 3 full years with detail on capital improvements and
     miscellaneous  income.   Provide  on  disk  if  available
                                                                 ______   ______

3.   Detail   on  tenant  reimbursements  for  CAM,  operating
     expenses,  taxes,  etc. with supporting documentation  on
     how  reimbursements calculated last  12  months             ______   ______

4.   Property  tax  bills - last 3  years                        ______   ______

5.   Current insurance terms and current bill for property and
     liability coverages                                         ______   ______

6.   Current  staffing  list including position/title,  annual
     wages,  full/part-time status.  If staffing is  seasonal,
     also  indicate  seasonal employees and number  of  months
     they   are  employed                                        ______   ______

7.   Summary  of  expenses being allocated to the property  by
     management   company                                        ______   ______

8.   Summary  of  payments to Borrower-related  parties  being
     charged  to  the  property                                  ______   ______

9.   Copy  of  current aged rent delinquency  report             ______   ______

10.  Copies  of  daily cash receipts journal - last  2  months
                                                                 ______   ______

11.  Copies  of  deposit slips - last 2  months                  ______   ______

12.  Copy  of  detailed balance sheet - current  year            ______   ______

13.  Copies  of  monthly  bank statements  -  past  12  months   ______   ______

14.  General  Ledger - YTD and previous calendar  (or  fiscal)
     year                                                        ______   ______

15.  Utility  Bills  - copies of all bills for last  2  months   ______   ______

16.  Service  Contracts - copies of signed contracts  for  all
     major   services                                            ______   ______

     B.   B.   Tenancy Information

1.   Current  rent roll, certified by Borrowers  as  true  and
     correct  with  the  following:                              ______   ______

     Tenant Name                   Expense Reimbursements
     Suite/Unit Number             Any Other Charges
     Square Footage                Expense Stops
     Lease Start Date              Expense Base Year
     Lease Stop Date               Percentage Rent - Terms
     Rent Start Date               Percentage Rent - Amount
     Concessions                   Renewal Options
     Rent Amount                   Termination or Cancellation Options
     Rent per SF/Unit/Pad          Expansion Options
     Rent Value of Vacant/         Non-disturbance Clauses
      Mgmt Space                   First Right of Resusal
     Rent Steps

2.   Percentage  rent  billing  statements  -  last  3   years   ______   ______

3.   Store sales figures for all tenants for at least the last
     3  years                                                    ______   ______

4.   Monthly  occupancy  summary - past  24  months              ______   ______

5.   Copies   of  leases                                         ______   ______

     -- Multifamily, manufactured housing, self storage and senior living - copy of standard lease form

     -- For all other properties - copies of all executed leases

6.   Credit  rating  reports  for anchor(s)  and  all  tenants
     occupying  10%  or  more of net rentable  area               ______  ______

     C.   C.   Property Information

1.   Floor plans and specifications indicating location of all
     tenants                                                     ______   ______

2.   Site Plan                                                   ______   ______

3.   Marketing brochure                                          ______   ______

4.   Borrowers' business  plan  relative  to  the Property       ______   ______

5.   Name   and  address  of  5  most  competitive  properties   ______   ______

6.   Copies  of  any  easement  agreements                       ______   ______

7.   Copy  of  Certificate  of  Occupancy                        ______   ______

8.   Copy  of  Ground  Lease (if  applicable)                    ______   ______

9.   Copy  of  franchise agreement  -  Hotels                    ______   ______

10.  Marketing  Plan  -  Hotels                                  ______   ______

11.  Recent  Property  Improvement Plan  -  Hotels               ______   ______

12.  Inspection   and  licensing  reports  -   Senior   Living
     Properties                                                  ______   ______

13.  Medicaid  and  Medicare  cost  reports  -  Senior  Living
     Properties                                                  ______   ______

14.  Correspondence  between  state agencies  and  operator  -
     Senior   Living  Properties                                 ______   ______

     D.   D.   Borrower, Principal  and Property Management Information

1.   Borrowers Hierarchy Summary/Summary of Ownership            ______   ______

2.   Federal income tax returns for borrowing entity - last
     3 years                                                     ______   ______

3.   Borrowers, principal and Guarantor's financial statements
     (signed  and  certified  as true and  correct,  including
     corporate  ID  number  or social security  numbers,  home
     addresses  and  birth  dates)  -  for  last  three  years   ______   ______

4.   Certified  portfolio summary for Borrowers and Principals
     including:                                                  ______   ______

     Property Name                 Net Operating Income
     Property Type                 Annual Debt Service
     City                          Name of Mortgage Holder
     State                         Mortgage Holder Contact Name
     Number of Units or SF         Mortgage Holder Phone Number
     Current Occupancy

5.   Resumes for Borrowers, Principals and Management Company    ______   ______

6.   Certified   list  of  all  loan  guarantees,  cash   flow
     guarantees,   master  lease                                 ______   ______

7.   Obligations  and any other contingent liabilities  -  for
     each  Principal  Bank/credit  references  for  Borrowers,
     Principals,  and  Guarantors  including  name  and  phone
     number  of  each  contact                                   ______   ______

8.   Copy  of  executed  management  contract                    ______   ______


                                 SCHEDULE 2.7


                           MINIMUM REQUIRED OCCUPANCY
                           RATES AND UNDERWRITTEN NOI
                             FOR OUT-PARCEL RELEASES


          Property          Minimum Occupancy     Minimum UNOI

   Shenango Valley Mall            90%           $1,690,556
   Bradley Square Mall           87.6%           $1,896,440
   Mt. Berry Square Mall         87.7%           $2,544,866
   Jacksonville Mall               90%           $3,761,293
   Valley Mall                   68.5%           $3,533,559
   Washington Crown
   Center                          90%           $3,777,000


                                                  SCHEDULE 3


                                   COMMITMENTS



                                 SCHEDULE 3.5(d)


               LIST OF RETIREMENT ACCOUNTS  NOT SUBJECT TO SET-OFF


PNC Bank
         Trust Under Deferred Compensation Plan, dated December 26, 1996 (Savings Restoration Plan Trust)

         Trust Agreement, dated October 1995
         (Crown American Properties, LP Retirement Savings Plan Trust)

USBancorp
         The Key Executive Capital Incentive Plan Trust, dated November 1, 1994


                                  SCHEDULE 4.6


                                   LITIGATION

                              (DISCLOSURE SCHEDULE)

1. In re Crown American Realty Trust Securities Litigation, No. 95-202J (W.D.Pa.) & Warden v. Crown American Realty Trust, et al., No. 96-25J (W.D.Pa.): On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from a decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on July 30, 1996. The consolidated amended complaint asserts a class period extending from March 1, 1995 to August 8, 1995, inclusive.

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


2. Tuk-Ki Carpenter & Diana Carpenter v. Crown American Corporation et. al., No. 97-2430-CV; Circuit Court for Frederick County, Maryland. The Plaintiffs sued the Company, Wilson's Leather (a Tenant at Francis Scott Key Mall) and certain of its employees, and security guards for alleged assault and battery, false arrest, false imprisonment, and defamation. Included in Plaintiffs' complaint are claims for compensatory and punitive damages. The Company believes, based on advice of counsel, that it has substantive defenses to Plaintiffs' claims, and the Company intends to vigorously defend the action.

3. Dasurije Emini and Paso Emini, Individually and as Executor of the Estate of Shkurte Emini, a deceased minor v. Crown American Financing Partnership, L.P., Crown Investment Trust, Crown American Properties, L.P., Crown American Realty Trust and Crown American Crossroads, LLC, et al., in the Court of Common Pleas of Lackawanna County, Pennsylvania, No. 99 CIV 6440.

     This matter arises out of a two-car motor vehicle accident which occurred on November 11, 1998 on Viewmont Drive in Dickson City, Pennsylvania. Viewmont Drive is owned by Crown Investment Trust and, by agreement, maintained by Crown American Financing Partnership, L.P. As a result of this accident, Shkurte ("Sarah") Emini, age 14, was ejected from her vehicle and killed. Ms. Emini's mother, Dasurije Emini, was injured. The driver of the other vehicle involved in this accident, Curtis Branch, has also been named as a defendant in this action, as has the owner of the vehicle operated by Mr. Branch, Andrea Davis. Mr. Branch and three passengers in his vehicle were also injured in the accident. A passenger in the vehicle operated by Mr. Branch, Daniel Brown, has filed a separate lawsuit against Mr. Branch, Mrs. Emini and the above-named Crown entities.

     In addition to the Crown entities, Ford Motor Company, the Borough of Dickson City, the City of Scranton, Wal-Mart Stores, Inc. and Ceco Associates have also been named as Defendants

     On September 26, 2000, a ten (10) count Complaint was filed against the Crown entities and Ford Motor Company. In general, the allegations against the Crown entities assert that Viewmont Drive was negligently designed, constructed and maintained by Crown. Specific allegations assert inadequate warnings, inadequate visibility, improper site distances, inadequate design for foreseeable speeds, improper or inadequate signage and lane designations, failure to install necessary traffic signals and improper or inadequate lighting.

     Further, the Complaint alleges that prior to and on the date of the accident, Crown was aware of the above deficiencies as well as a high rate or serious collisions on Viewmont Drive, a high rate of complaints by citizens and local police regarding speeding, and that Crown had actual notice that a traffic signal at the intersection was warranted based on traffic studies performed prior to the date of the accident.

     As a result of the above, Plaintiffs seek compensatory and punitive damages from all of the Crown Defendants.

     Plaintiffs also seek compensatory and punitive damages against Ford Motor Company, asserting product liability, negligence, wrongful death and survival actions. In summary, the claims against Ford assert a lack of vehicle crash worthiness, failure of the vehicle door latch and failure of the lap belt/shoulder harness restraint system.

     Plaintiffs have informed us that, at present, they do not intend to assert any claims against Wal-Mart Stores, Inc., Ceco Associates, Borough of Dickson City or the City of Scranton.

     Although discovery is continuing, it is believed that all of the claims against the Crown entities are substantially without merit and the Crown Defendants' intend to vigorously defend these claims.

4. John D'Andrea and Dorothy Bearer, plaintiffs v. Crown American Corporation, Crown American Properties, L.P., Crown American Financing Partnership and/or Crown American WL Associates L.P., defendants; in the Court of Common Pleas of Blair County at 99 GN 2384

     According to Plaintiffs' Amended Complaint, Plaintiffs are homeowners living in close proximity to the Logan Valley Mall. Plaintiffs allege that construction performed on the mall has lead to repeated flooding of their property. Counts one and two are claims under the Pennsylvania Storm Water Management Act seeking both equitable and monetary relief; counts three and four are claims for diversion of stream water and harm to riparian rights seeking both equitable and monetary relief; counts five and six are claims for diminution of property value, seeking money damages; counts seven and eight are claims for negligence, seeking money damages; and counts nine and ten are claims for gross negligence and punitive damages. Plaintiffs claim entitlement to damages for emotional distress and for diminution in the value of their property, and request an injunction restraining the Defendant from operating the mall in such a manner as to permit or cause water to overrun the Mill Run Creek.

     Crown has filed Preliminary Objections to the Amended Complaint asserting multiple deficiencies in the Amended Complaint.

     Plaintiffs' Amended Complaint is deficient for the following reasons: (1) Plaintiffs have failed to allege a claim under the Pennsylvania Storm Water Management Act, as they have failed to plead the existence and/or violation of a municipal watershed storm water plan; (2) Plaintiffs have failed to plead facts necessary to allege a claim for punitive damages; (3) Plaintiffs improperly plead both equitable and legal claims in the same causes of action; and (4) Plaintiffs cannot state a claim for emotional harm as they have failed to allege how Defendants' conduct has caused them physical injury. Argument on the Preliminary Objections is scheduled for November 8, 2000.

     Although discovery has not yet commenced, it is believed that Plaintiffs' claims are wholly without merit and Crown will vigorously defend these claims.


With the exception of potential successor - liability claims being raised against the Companies (which as of this date have not been raised), any matters arising prior to August 17, 1993, will in all probability be subject to the Indemnity Agreement, dated as of August 17, 1993, from Crown Investments Trust to Crown American Realty Trust or Article XII of the Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P., dated as of August 17, 1993, as amended until the expiration of any applicable statute of limitations.

In the normal course of business, both at the home office of Crown and at the various property locations, numerous complaints and disputes are received or arise and are handled with respect to claims both by and to tenants and licensees of the Crown properties and contractors and vendors supplying goods and services to Crown or to Crown properties. Such matters have not been listed above as rising to the level of pending or threatened litigation except in those cases where actual litigation has commenced or where it has been determined that a genuine and material threat of litigation exists with respect to such claims.

Other matters in litigation which have not been addressed herein are not likely to have a material effect upon the Properties or Crown if determined adversely to Crown.



                                  SCHEDULE 4.38



I.   Bradley Square Mall:

     A.   Efrain Romo
          t/a Pizza Nostra
          Room #804

          Landlord obtained judgment in the amount of $21,260.95 and is seeking assets of Tenant in order to execute.

II.  Mount Berry Square Mall:

     A.   Gregory Enterprises, Inc.
          t/a Top Dog
          Food Court Room #817

          Landlord sued Tenant for $22,128.82 and the case is on the trial list in Cambria County, Pennsylvania.

     B.   Discover Communications, Inc.
          t/a Discover Communications
          Room #511

          Tenant is in default for August, September, October, and November rents.

     C.   National Record Mart, Inc.
          t/a National Record Mart
          Room #918

          Tenant is in default for November rents.

     D.   Maxey R. Hanson
          t/a 55-60's Ice Cream Parlor
          Room #724

          Tenant is in default for October and November rents.

III. Shenango Valley Mall:

     A.   Sharon Gold & Silver Exchange, Inc.
          t/a Sharon Gold & Silver
          Kiosk #2

          Landlord is pursuing a claim of $4,391.20 through a collection agency.

     B.   Bugle Boy Industries, Inc.
          t/a Bugle Boy
          Room #620

          Tenant is in default for November rents.

     C.   National Record Mart, Inc.
          t/a Waves Music
          Room #910

          Tenant is in default for November rents.

IV.  Washington Crown Center:

     A.   Harold Jewelry, Inc.
          t/a Harold Jewelry
          Room #657

          Landlord has obtained a judgment against Tenant in the amount of $13,163.38 and is seeking assets of Tenant in order to execute.

     B.   Bugle Boy Industries, Inc.
          t/a Bugle Boy
          Room #802
          Tenant is in default for November rents.

     C.   Forest Villa, Inc.
          t/a Thompson's Hardware
          Room #450

          Tenant  is  in  default for August, September, October,  and  November
          rents.   Landlord  is negotiating with Tenant to relocate  within  the mall and otherwise reach a settlement.

V.   Valley Mall:

     A.   Sue Anne Geiyer
          t/a Formal Den
          Room #378

          Tenant is in default of miscellaneous items of additional rent in the amount of $4,908.43.

VI.  Jacksonville Mall:

     A.   Collectible Gifts, Inc.
          t/a Collectible Gifts
          Room #J1

          Landlord sent a Notice of Termination on November 3, 2000, for non-payment of August - November rents.



                                  SCHEDULE 4.39


     The Borrowers are not party to any loan agreement, mortgage, deed of trust, deed to secure debt or other loan documents which contain "cross-default" provisions, except for the following:

1. The Industrial Development Authority of Cumberland County, Pennsylvania, bonds in the current aggregate outstanding amount of $980,000.00, pursuant to that certain Reimbursement Agreement made as of the 1st day of December, 1984, by and between Crown American Corporation, predecessor-in-interest to the Operating Partnership and Mellon Bank, N.A., predecessor-in-interest to PNC Bank, N.A ("PNC");

2. The fifteen (15) mortgage loans comprising the Crown American Financing Partnership, L.P. and Crown American WL Associates, L.P./GECC REMIC financing are all cross-collateralized and cross-defaulted; and

3. Revolving Credit Loan Agreement dated August 18, 1995, as amended, by and between United States National Bank in Johnstown, now U.S. Bank, and the Operating Partnership relating to a revolving line of credit up to $6,000,000.


                                  SCHEDULE 5(n)



                     REQUIREMENTS FOR CONSTRUCTION ADVANCES



                                  SCHEDULE 8.2



                                SITE ASSESSMENTS

1. Phase I Environmental Site Assessment, dated October 16, 1997, prepared by Law Engineering & Environmental Services, Inc. (Bradley Square Mall, Cleveland, Tennessee).

2. Phase I Environmental Site Assessment, dated October 16, 1997, prepared by Law Engineering & Environmental Services, Inc. (Mt. Berry Square Mall, Rome, GA).

3. Phase I Environmental Site Assessment, dated October 17, 1997, prepared by Law Engineering & Environmental Services, Inc. (Shenango Valley Mall, Hermitage, Pennsylvania).

4. Letter Report of LUST Management Alternatives, dated April 10, 1998, prepared by Law Engineering & Environmental Services, Inc. (Jacksonville Mall, Jacksonville, North Carolina.

5. Report of Environmental Consulting Services, dated February 20, 1998, prepared by Law Engineering & Environmental Services, inc. (Jacksonville Mall, Jacksonville, North Carolina).

6. Phase I Environmental Site Assessment dated September, 1997, prepared by Mountain Research, Inc. (30.78 acre site);

7. Subsurface Investigation and Environmental Impact Report dated October, 1997, prepared by Mountain Research, Inc. (Valley Mall);

8. Phase I Environmental Site Assessment dated August, 1998, prepared by Mountain Research, Inc. (Colella Enterprise Site, Valley Mall, Hagerstown,
     MD);

9. Phase I Environmental Site Assessment dated August, 1998, prepared by Mountain Research, Inc. (FMW Partnership Site, Valley Mall, Hagerstown,
     MD);

10. Phase I Environmental Site Assessment dated March, 1999, prepared by Mountain Research, Inc. (Bon-Ton Site, Valley Mall, Hagerstown, MD); and

11. Phase I Environmental Site Assessment dated March, 1999, prepared by Mountain Research, Inc. (Former Cole Road, South of the Valley Mall, Hagerstown, Washington County, Maryland).

12.  Washington Crown Center

     (a) Phase I Environmental Assessment, dated February 5, 1998, prepared by McLaren/Hart, Incorporated.

     (b) Phase I Environmental Site Assessment, dated June 30, 1998, prepared by Professional Service Industries, Inc.

     (c) PaDEP Underground Storage Tank Closure Report Form, dated July 1998, prepared by Mountain Research, Inc. (Sears Waste Oil Tank).

     (d) Limited Phase II Environmental Site Assessment, dated September 4, 1998, prepared by PSI (Sears Automotive Center).

     (e) Subsurface Geoprobe Investigation, Oil Well and Tanks, dated November 12, 1998, prepared by Mountain Research, Inc.

     (f) Phase I Environmental Site Assessment, dated December 1998, prepared by Mountain Research, Inc.

     (g) Letter dated October 12, 2000, from PA Department of Environmental Protection.

     (h) [ADMINISTRATIVE AGENT TO ADD DESCRIPTION OF WASHINGTON CROWN CENTER REPORT]


EXHIBIT 21 (a)
                           CROWN AMERICAN REALTY TRUST
                  AMENDED LIST OF SUBISIDIARIES AS OF DECEMBER 31, 2000

Following are the subsidiaries of Crown American Realty Trust and of Crown American Properties, L.P. as of December 31, 2000 together with their ownership interests as of that date.

Crown American Realty Trust:
   Subsidiary:                                        Ownership Interest
     Crown American Properties, L.P.               72.47% common interest
                                                  100.00% preferred interest
     Crown American Financing Corporation              100.00%
     Crown Lycoming Service Associates                 100.00%
     Crown American WL Associates                      100.00%
     Washington Crown Center Associates                100.00%
     Crown American Lewistown Associates (formerly     100.00%
     Crown Wyoming Associates)
     Crown American Acquisition Associates I           100.00%
     Crown American Acquisition Associates II          100.00%
     Crown American Acquisition Associates III         100.00%
     Crown American Acquisition Associates IV          100.00%
     Crown American Acquisition Associates V           100.00%
     Crown American Acquisition Associates VI          100.00%
     Crown American Acquisition Associates VII         100.00%
     Crown American Acquisition Associates VIII        100.00%
     Crown American Acquisition Associates IX          100.00%
     Crown American Acquisition Associates X           100.00%
     Crown American Ventures, Inc.                     100.00%

Crown American Properties, L.P.
   Subsidiary                                         Ownership Interest
     Crown American Financing Partnership              99.5% *
     Crown American WL Associates, L.P.                99.5% *
     Washington Crown Center Associates, L.P.          99.5% *
     Crown American Lewistown Associates, L.P.         99.5% *
     (formerly Crown Wyoming Associates, L.P.)
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



EXHIBIT 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 22, 2001 included in this Crown American Realty Trust's Form 10-K for the year ended December 31, 2000, into Crown American Realty Trust's previously filed registration statements on Form S-3 dated August 18, 1994, as amended effective November 13, 1998, Form S-3 dated May 4, 1995 and Form S-3 dated June 27, 1997.


                                                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
February 22, 2001




EXHIBIT 24

                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Clifford A. Barton, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     February 16, 2001                       /s/ Clifford A. Barton

           Date                                   (Name) Clifford A. Barton
                                                  Title: Trustee





                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Donald F. Mazziotti, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     February 16, 2001                       /s/ Donald F. Mazziotti
           Date                                   (Name) Donald F. Mazziotti
                                                  Title: Trustee



                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Zachary L. Solomon, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     February 16, 2001                       /s/ Zachary L. Solomon
           Date                                   (Name) Zachary L. Solomon
                                                  Title: Trustee








                                POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that Peter J. Siris, Trustee of Crown American Realty Trust (the "Company") whose signature appears below constitutes and appoints Terry L. Stevens and Ronald P. Rusinak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     February 16, 2001                       /s/ Peter J. Siris
           Date                                   (Name) Peter J. Siris
                                                  Title: Trustee




EXHIBIT 99 (a)


NEWS FROM:


              C R O W N   A M E R I C A N   R E A L T Y   T R U S T


CONTACT:  Media:     Christine Menna  814-536-9520 or CMenna@crownamerican.com
          Investors: Terry L. Stevens 814-536-9538 or TStevens@crownamerican.com Web Site: www.crownamerican.com

IMMEDIATE RELEASE:       Tuesday, February 6, 2001


                       CROWN AMERICAN REALTY TRUST REPORTS
                           2000 FFO PER SHARE UP 9.8%;
                 2000 SAME CENTER NET OPERATING INCOME UP 7.2%;
                  MALL SHOP OCCUPANCY HITS  RECORD HIGH OF 86%;
                   EXPECTS INCREASE IN ANNUAL COMMON DIVIDEND

                  --------------------------------------------

                      CROWN AMERICAN REALTY TRUST ANNOUNCES
                  FOURTH QUARTER RESULTS AND DECLARES DIVIDENDS

     Johnstown, Pa. - Crown American Realty Trust (NYSE:CWN), a real estate investment trust, today announced financial results and operating information for the fourth quarter and for the year ended December 31, 2000. The Board of Trustees also declared regular quarterly dividends on its common and senior preferred shares.
                    ________________________________________

     "Crown American ended 2000 on solid footing with strong financial results in terms of two of the Industry's leading indicators - FFO (Funds From Operations) and NOI (Net Operating Income)," stated Company Chairman, CEO and President, Mark E. Pasquerilla. "FFO per common share was $1.34 for the year and $0.42 for the fourth quarter of 2000, up 9.8% and 5.0% over the respective
periods of 1999.   Fourth quarter FFO was positively impacted by about $0.01 in non-recurring items, primarily construction income offset by higher reserves for
step rent receivables to reflect the weaker retail environment.   Same center
NOI was up 7.2% for the full year and 6.0% for the fourth quarter. The growth in FFO and NOI is the product of strong leasing results for the last four years, higher occupancy combined with more productive mall shop tenants and tight operating cost controls. This growth also translates into growing Funds Available for Distribution (FAD), which is FFO less estimated recurring capital expenditures. Our FAD is growing faster than our dividend payout.

     "Operating trends continue to reflect the transformation of the portfolio over the last several years. Mall shop occupancy ended the year at 86%, up from 84% a year ago, and up from 85% at September 30, 2000. Average mall shop base rent per square foot increased for the 29th consecutive quarter to $19.44 per square foot, up 4.3% from a year ago. Leasing results for 2000 continued to be strong, with 862,000 square feet of leases signed representing $18.1 million in annualized base rental income. A total of 426 leases were signed, including 189 renewals and 237 new leases. Base rent on new leases was $20.47 per foot compared to $15.68 per square foot for tenants that closed, an uplift of 31%. Comparable mall shop sales for 2000 were $265 per square foot, up 2.4% over 1999's reported sales of $258 per foot. Our mall shop tenants' occupancy cost percentage at December 31, 2000 was 10.2%, slightly higher than last year's 10.1%, but still below other mall companies and a positive sign that our malls are affordable for tenants."

     Mr. Pasquerilla continued, "As we look ahead to 2001, we remain somewhat cautious and conservative about the near term retail environment as we reported last quarter. However, decreasing interest rates, the potential for a tax-cut plan, and decreasing energy prices may help the consumer later in 2001. Management feels the Company is well positioned to meet whatever retail climate it may face. We remains bullish about the long-term prospects for the retail industry and for Crown American. After the consolidation and rationalization of the specialty retail industry in the late 1990's, our specialty retail tenant line-up today is in a much stronger competitive position - better managed and better capitalized. However, it is our intent to manage the business from a conservative posture. Given our cautious stance, we continue to expect that FFO per share for 2001 may range from $1.33 to $1.37, consistent with current consensus estimates. However, it is important to point out that our growth in cash flow will accelerate faster than our growth in FFO because FFO growth will be masked by approximately $0.02 per share in General and Administrative costs that will be expensed rather than capitalized."

     Mr. Pasquerilla concluded, "Management remains positive on the long term prospects of the Company. Our internal capital spending needs are dropping; our financial flexibility is improved with our line of credit now extended to late 2004. Despite the current retail weakness in some areas, the long term retail environment remains positive; and there is a strong potential for internal operating growth. We will manage the Company in a conservative posture that will not overextend the Company's resources, and we will proactively anticipate and
respond to challenges and opportunities.   Accordingly, management continues to
believe that there is a significant disconnect between current market values for the Company's common shares and its improved operating performance and long term prospects."

                         _______________________________


                      Financial Information - Twelve Months

     For the year ended December 31, 2000 Funds from Operations (FFO) before allocations to minority interest and preferred dividends was $62.1 million, up $4.3 million from 1999, a 7.4% increase. 1999's FFO has been restated, as required under NAREIT's (National Association of Real Estate Investment Trusts) revised definition of FFO, to reflect the impact of one-time restructuring costs. This restatement reduced previously reported 1999 FFO by $2.3 million, or $0.06 per share. In the first quarter of 2000, the Company incurred $0.4 million of restructuring costs, or $0.01 per share.

     FFO applicable to common shareholders for the year ended December 31, 2000 was $35.0 million ($1.34 per common share) compared to $31.9 million ($1.22 per common share) reported in 1999, an increase of 9.8%. Without the effect of land sales, FFO per share was $1.32 in 2000 compared to $1.21 in 1999, an increase of 9.1%. There were 26,208,000 average common shares outstanding during both 2000 and 1999. FFO and FFO per share are the same for both "basic" and "fully diluted" presentations in 1999 and 2000.

     The increase in 2000 FFO before allocations to minority interest and to preferred shareholders was due primarily to the following factors:

A $7.9 million increase in mall shop and anchor base and percentage rents as a result of higher occupancy levels, higher average rental rates, and higher mall shop sales;

$0.2 million in higher temporary and seasonal leasing income;

$0.8 million in higher net utility and miscellaneous mall income;

$0.5 million in higher gain from sales of outparcel land;

$0.8 million in higher third party net construction and other fee income;

$0.2 million in higher lease buyout income; and

$1.3 million in lower restructuring costs net of G&A increases.

These positive variances were partially offset by:

$6.0 million in higher interest costs due to higher interest rates, higher deferred financing cost amortization, lower capitalized interest and higher average borrowings outstanding;

$0.7 million in higher property operating costs, net of tenant recoveries; and

$0.7 million in lower straight-line rental income.

     Total 2000 revenues were $170.4 million compared to $157.9 million in 1999, an increase of $12.5 million, or 7.9%. For the full year the Company had net income of $6.0 million compared to a net income of $9.3 million in 1999. Net income in 2000 was also impacted by $3.6 million in higher depreciation and amortization, by the absorption of $2.6 million of a negative minority interest balance, and by $0.2 million ($0.01 per share) extraordinary loss on the early extinguishment of debt associated with the early repayment of a construction loan in the fourth quarter. After deducting preferred dividends, there was a net loss applicable to common shares of $7.7 million for 2000, or $0.29 per share, compared to a net loss of $4.5 million in 1999, or $0.17 per share.

                     Financial Information - Fourth Quarter

     For the quarter ended December 31, 2000, FFO before allocations to minority interest and preferred dividends was $18.6 million, up from $18.0 million in 1999. This increase was due primarily to an increase in mall shop and anchor base and percentage rents (resulting from increased occupancy, higher average rents, and higher mall shop sales), higher net construction income, fee income, and miscellaneous mall revenues, offset partially by higher interest costs. FFO allocable to common shares was $11.0 million, or $0.42 per common share, compared to $10.5 million, or $0.40 per common share, for the fourth quarter of 1999.

     Total revenues for the fourth quarter were $48.1 million, as compared to $44.8 for the fourth quarter of 1999. For the fourth quarter of 2000, the Company achieved net income of $2.8 million compared to net income of $5.7 million in the fourth quarter of 1999. Net income in the fourth quarter of 2000 was impacted by $1.2 million in higher depreciation and amortization, the absorption of $1.3 million of a negative minority interest balance, and by $0.2 million extraordinary loss on the early extinguishment of debt associated with the early repayment of a construction loan. After deducting preferred dividends, there was $0.6 million in net loss allocable to common shares, or $0.02 per share. This compares to $2.2 million net income allocable to common shares, or $0.09 per share, in the fourth quarter of 1999.

                              Dividend Information

     The Board of Trustees declared regular quarterly dividends of $0.2075 per common share and $1.375 per senior preferred share. Both dividends are payable
March 16, 2001 to shareholders of record on March 5, 2001.    In recognition of
the Company's growing FAD, its continuing improved results and positive long term prospects, the Board of Trustees also indicated that it expects to again increase the annual common dividend by $0.01, or 1.2%, effective with the first quarter dividend which is usually declared by the Board at its April meeting and paid in mid-June.

     As previously reported, 100% of the common dividends and 20% of the preferred dividends paid in 2000 represented a non-taxable return of capital. While the taxability of the dividends to be paid in 2001 cannot be predicted at this time, management believes that a significant portion of the common dividends should be a non-taxable return of capital again in 2001.

                              Operating Information

During the fourth quarter of 2000, leases for 229,000 square feet of mall shops were signed representing $4.3 million in annualized base rental income. This compares to 192,000 square feet for $4.0 million during the same period in 1999. A total of 108 leases were signed, which included 47 renewals and 61 new leases.

For the full year 2000, leases for 862,000 square feet of mall shops were signed representing $18.1 million in annualized base rental income. A total of 426 leases were signed, including 189 renewals and 237 new leases. Average rent per square foot for 2000 was $20.96, which includes $20.47 per square foot for new space and $21.74 per square foot for renewals.

In 2000, the Company leased 21,000 square feet for $0.3 million of annual base rent of non-mall and/or freestanding locations.

The average mall shop base rent of the portfolio as of December 31, 2000 was $19.44 per square foot. This is a 4.3% increase from $18.63 per square foot as of December 31, 1999, and the 29th consecutive quarter that average base rent has increased.

The net effective rent (annual gross rent less the annual amortization of tenant allowances and leasing costs) for new leases signed in 2000 was $17.50 per square foot as compared to $18.53 per square foot for the full year of 1999. Going forward, as the Company continues to lease up less desirable space in the portfolio, net effective rents may suffer marginal decreases.

Mall shop occupancy was 86% at year-end, up from 85% at the end of the third quarter, and up from 84% at the end of 1999.

Mall shop sales for 2000 were $265 per square foot, a 2.4% increase over the $258 per square foot reported for 1999.

Tenant occupancy costs, which is the sum of base rent, percentage rent and expense recoveries as a percentage of mall shop sales at all properties, were 10.2% as of December 31, 2000, as compared to 10.1% as of December 31, 1999.

Seasonal and promotional leasing income for the full year 2000 amounted to $10.8 million, compared to $10.7 million in 1999.

                                   Financings

During the fourth quarter a $23.9 million bank construction loan related to the Washington Crown Center redevelopment project was prepaid in full, and the mall was added to the GECC secured line of credit. Proceeds to prepay the construction loan were drawn from the GECC line of credit. Unamortized deferred financing costs amounting to $243,000 were written off as an extraordinary loss in connection with the early extinguishment of this loan. With the addition of this mall to the secured line of credit, the maximum availability was increased to $175 million as previously announced, of which $158.6 million is currently available and $141.1 million is outstanding at December 31, 2000. The GECC secured line of credit matures in November 2004.

In January 2001 the Company entered into a floating to fixed interest rate swap with a bank that effectively locks in a LIBOR rate of 5.28% for two years on $25 million of the Company's floating rate debt. The Company has designated this transaction as a hedge.

               ___________________________________________________


     Crown American Realty Trust through various affiliates and subsidiaries owns, acquires, operates and develops regional shopping malls in Pennsylvania, Maryland, West Virginia, Virginia, New Jersey, North Carolina, Tennessee and Georgia. The current portfolio includes 27 enclosed regional malls aggregating 16 million square feet of gross leasable area.

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

     Supplemental Financial and Operational Information Package for the three and twelve months ended December 31, 2000 follows.

                                     - 30 -




EXHIBIT 99 (b)


SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                        Three Months Ended        Year Ended
                                            December 31,          December 31,
                                           2000 vs. 1999         2000 vs. 1999
FINANCIAL AND ANALYTICAL DATA:             (in thousands, except per share data)

Total FFO - Incr (decr) -  2000 compared to
1999:                                               $ per                  $ per
                                          $000      share       $000       share
Base and percentage rents from anchors
and mall shops                         $   1,701  $  0.047   $  7,929   $ 0.219
Temporary and promotional leasing
income                                     (106)   (0.003)        186      0.005
Mall operating costs, net of tenant
recovery income                            (198)   (0.005)      (703)    (0.019)
Utility and misc. mall income, equity
in joint venture                             479     0.013        824      0.023
Straight line rental income                (333)   (0.009)      (656)    (0.018)
Core mall operations-same properties       1,543     0.043      7,580      0.210

Interest expense                         (1,087)   (0.030)    (5,987)    (0.166)
Property admin. and general & admin.
Expenses                                   (142)   (0.004)      (624)    (0.017)
Cash flow support earned                    (75)   (0.002)       (71)    (0.002)
Restructuring costs                            -         -      1,882      0.052
Gain on sale of outparcel land             (268)   (0.007)        453      0.013
Depreciation and amortization expense         66     0.002         54      0.001
Net Construction Income and Fee Income       612     0.017        808      0.022
Lease buyout income and other items, net      24     0.001        243      0.007
Change in FFO before pref'd div's and
minority interest                            673     0.019      4,338      0.120
Allocation to minority interest in
Operating Partnership                      (185)         -    (1,195)          -
Rounding to whole cents                        -     0.001          -          -
Change in FFO allocable to common
shareholders                            $    488   $ 0.020    $ 3,143    $ 0.120

                                        Three Months Ended        Year Ended
                                            December 31,          December 31,
                                           2000      1999       2000        1999
Funds from Operations ($000 except
per share data):
Net income                              $  2,836   $ 5,665    $ 5,979  $  9,275
Adjustments:
Minority Interest in Operating
Partnership                                1,539       832        664   (1,734)
Depreciation and amortization - real
estate                                    12,751    11,474     49,427     45,925
Operating covenant amortization              651       657      2,623      2,630
Cash flow support amounts                    581       656      2,902      2,973
(Gain) loss on sale of assets                 32   (1,290)        224    (1,290)
Extraordinary loss on early
extinguishment of debt                       243         -        243          -
FFO before allocations to minority
interest and pref'd shares                18,633    17,994     62,062     57,779
Allocation to preferred shareholders
(preferred dividends)                    (3,403)   (3,437)   (13,695)   (13,750)
Allocation to minority interest in
Operating Partnership                    (4,193)   (4,008)   (13,316)   (12,121)
FFO allocable to common shares         $  11,037  $ 10,549   $ 35,051   $ 31,908
FFO per common share                   $    0.42  $   0.40   $   1.34   $   1.22

Average shares outstanding during the
period                                    26,208    26,208     26,208     26,208
Partnership units and shares
outstanding at period end                 36,164    36,164     36,164     36,164

Avg. shares outstanding during period
for diluted FFO                           26,218    26,208     26,224     26,208
Partnership units and shares during
the period for diluted FFO                36,174    36,164     36,180     36,164

Components of Minimum Rents:
Anchor - contractual or base rents     $   6,198  $  6,156   $ 24,820   $ 24,307
Mall shops - contractual or base rents    21,091    19,114     80,886     74,660
Mall shops - percentage rent in lieu of
fixed base rent                              843     1,060      2,612      2,489
Straight line rental income                (111)       222         89        745
Ground lease - contractual or base
rents                                        518       513      1,977      2,057
Lease buyout income                            4        14        538        350
Operating covenant amortization            (651)     (657)    (2,623)    (2,630)
Total minimum rents                    $  27,892  $ 26,422   $108,299   $101,978
Components of Percentage (Overage)
Rents:
Anchors                                $   1,394  $  1,328   $  3,356   $  3,352
Mall shops and ground leases               1,494     1,666      4,868      3,725
Net                                    $   2,888  $  2,994   $  8,224   $  7,077



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
FOURTH QUARTER 2000
OTHER FINANCIAL AND OPERATING DATA
(unaudited)

                                    Three Months Ended          Year Ended
                                        December 31,            December 31,
                                      2000        1999        2000        1999
                                          (in thousands, except as noted)
EBITDA:  earnings (including gain on
sale of outparcel land) before
interest, taxes, all depreciation
and amortization and extraordinary
items                                $  32,794   $  30,823  $ 117,080  $ 108,288

Debt and Interest:

Fixed rate debt at period end        $ 581,731   $ 596,429  $ 581,731  $ 596,429
Variable rate debt at period end       141,117     112,571    141,117    112,571
Total debt at period end             $ 722,848   $ 709,000  $ 722,848  $ 709,000

Weighted avg. interest rate on fixed
rate debt for the period                 7.6 %       7.6 %      7.6 %      7.6 %
Weighted avg. interest rate on
variable rate debe for the period        8.8 %       8.6 %      8.8 %      7.7 %

Total interest expense for period    $ 14,530    $  13,443  $  57,062  $  51,075
Amort. of deferred debt cost for
period (incl. in interest exp)            450          614      2,297      1,711
Capitalized interest costs during
period                                     48          431        839      1,636

Capital Expenditures Incurred:

Allowances for mall shop tenants     $  3,189    $   4,067  $  18,210  $  15,190
Allowances for anchor/ big box
tenants                                 1,815        2,045     12,719      6,775
Leasing costs and commissions             430          561      2,575      2,705
Expansions and major renovations,
including escrow deposits               1,361        4,263      6,491     28,984
All other capital expenditures
(included in Other Assets)                992        1,038      2,888      1,967
Total Capital Expenditures during
the period                           $  7,787    $  11,974  $  42,883  $  55,621
period


OPERATING DATA:

Total portfolio occupancy at period
end                                                            93.2 %     92.6 %

Mall shop occupancy at period end                              86.1 %     84.2 %

Comparable store mall shop sales -
12 months (per sq. ft.)                                     $  264.58  $  258.43

Mall shop occupancy cost percentage
at period end                                                  10.2 %     10.1 %

Average mall shop base rent at
period end (per sq. ft.)                                    $   19.44  $   18.63

Same center NOI growth                                          7.2 %      7.0 %

Mall shop leasing for the period:
New leases - sq. feet (000)               131          97        528         537
New leases - $ per sq. ft.           $  19.07    $  23.92   $  20.47   $   22.04
Number of new leases signed.               61          53        237         243

Net effective rent for new leases
signed in the period (per sq. ft.)                          $  17.50   $   18.53

Renewal leases - sq. feet (000)            98          95        334         393
Renewal leases - $ per sq. ft.       $  18.20    $  17.47   $  21.74   $   18.30
Number of renewal leases signed.           47          39        189         186


Tenant Allowances for leases signed
during the period:
First Generation Space -
per sq. ft.                          $  32.04    $  61.18   $  23.83   $   39.99
Second Generation Space -
per sq. ft.                          $   7.01    $   9.78   $  12.64   $   13.11
Leases Signed during the period by:
First Generation Space -
sq. feet (000)                             14           9         33          79
Second Generation Space -
sq. feet (000)                            215         183        829         851

Theater and free-standing leasing
for the period:
New leases- sq. feet (000)                  -        (49)         21         104
New leases-$ per sq. ft.             $      -    $(12.47)   $  15.72   $   12.13
Tenant allowances - $ per sq. ft.    $      -    $(64.29)   $   2.67   $   40.52



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
TOP 25 REVENUE-GENERATING TENANTS
LISTED IN ORDER OF SQUARE FEET OCCUPIED
FOR THE YEAR ENDED DECEMBER 31, 2000


                                 PERCENT OF              TOTAL
                                    TOTAL    NUMBER OF   SQ FT
          TENANT           NOTES  REVENUES  OPEN STORES OCCUPIED
SEARS, ROEBUCK AND CO.              5.2%        21     2,119,792
J C PENNEY INC.             (1)     4.1%        24     1,945,888
MAY DEPARTMENT STORES CO.           1.3%        13     1,404,226
THE BON-TON                         2.9%        17     1,212,922
VALUE CITY DEPARTMENT
STORES                              0.9%         5       372,713
THE LIMITED STORES INC.     (2)     3.1%        37       286,011
THE GAP                     (3)     2.7%        26       277,534
VENATOR GROUP               (4)     2.6%        51       183,126
FASHION BUG                         1.2%        18       160,329
INTIMATE BRANDS, INC.       (5)     2.3%        41       139,738
TRANS WORLD ENTERTAINMENT   (6)     2.3%        33       132,096
SHOE SHOW OF ROCKY MT.
INC.                                1.6%        28       131,505
HALLMARK-OWNED STORES               1.6%        29       107,286
BORDERS GROUP, INC.         (7)     1.4%        23       101,239
DEB SHOPS, INC.                     0.9%        15        91,755
KB TOYS                     (8)     1.3%        26        85,680
THE FINISH LINE, INC.               1.2%        15        76,656
PAYLESS SHOESOURCE INC.             1.1%        23        76,041
AMERICAN EAGLE OUTFITTERS           1.3%        18        75,448
AMERICAN OUTFITTERS                 1.0%        14        74,998
TANDY CORPORATION           (9)     0.9%        26        66,110
REGIS STORES               (10)     0.9%        42        46,999
CLAIRES                    (11)     0.9%        41        36,204
ZALES                      (12)     1.4%        50        30,116
STERLING JEWELERS          (13)     1.0%        20        24,875

TOTALS                              45.1%              9,259,287



Notes:

(1)  Includes J.C. Penney department stores and Eckerd stores.
(2) Includes Limited Express, Lane Bryant, Lerner Shops, The Limited (core division), Rack Room Shoes and Structure.
(3)  Operates as Gap, Gap Kids and Old Navy.
(4)  Includes Woolworth, Kinney, Footlocker, Lady Footlocker, Champs, and
     Northern Reflections.
(5)  Spun off by the Limited.  Includes Victoria Secrets and Bath & Body.
(6)  Includes Camelot Music, Disc Jockey and Wall Stores.
(7)  Operates as Borders and Waldenbooks.
(8)  Includes Kay-Bee Toys .
(9)  Operates as Radio Shack.
(10) Operates as Master Cuts, Trade Secrets, Cost Cutters, Super Cuts, and Regis
     Salons.
(11) Operates as Claires Boutiques, Topkapi, The Icing. Also includes recent purchase of Afterthoughts.
(12) Operates as Gemstone Jewelry, Piercing Pagoda, Gordons Jewelers and Zales
     Jewelers.
(13) Operates as Kay Jewelers, Belden Jewelers and Shaw Jewelers.



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

                                     Three Months Ended        Year Ended
                                        December 31,           December 31,
                                     2000         1999        2000       1999
                                                (reclass-              (reclass-
                                                  ified)                 ified)
                                      (in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent                       $  27,892   $  26,422   $ 108,299   $ 101,978
Percentage rent                        2,888       2,994       8,224       7,077
Property operating cost                9,381       9,649      36,323      34,314
recoveries
Temporary and promotional leasing      4,789       4,895      10,840      10,654
Net utility income                       927         808       3,562       3,157
Miscellaneous income                   2,257          78       3,129         695
Net                                   48,134      44,846     170,377     157,875

Property operating costs:
Recoverable operating costs           12,484      12,819      47,549      45,346
Property administrative costs            772         724       2,583       2,375
Other operating costs                  1,999         527       3,707       1,991
Depreciation and amortization         12,258      11,047      47,754      44,306
Net                                   27,513      25,117     101,593      94,018
Net                                   20,621      19,729      68,784      63,857
Other expenses:
General and administrative             1,544       1,450       5,167       4,751
Restructuring costs                        -           -         369       2,251
Interest                              14,530      13,443      57,062      51,075
Net                                   16,074      14,893      62,598      58,077
Net                                    4,547       4,836       6,186       5,780

Property sales, disposals and
adjustments:
Gain (loss) on sale of assets           (32)       1,290       (224)       1,290
Gain on sale of outparcel land           103         371         924         471
Net                                       71       1,661         700       1,761

Income before extraordinary items
and minority interest in Operating
Partnership                            4,618       6,497       6,886       7,541
Extraordinary loss on early
extinguishment of debt                 (243)           -       (243)           -
Income before minority interest        4,375       6,497       6,643       7,541
Minority interest in Operating
Partnership                          (1,539)       (832)       (664)       1,734
Net income                             2,836       5,665       5,979       9,275
Dividends on preferred shares        (3,403)     (3,437)    (13,695)    (13,750)
Net income (loss) applicable to
common shareholders                $   (567)   $   2,228   $ (7,716)   $ (4,475)

Per common share information:
Basic and Diluted EPS:
Income (loss) before
item extraordinary                 $  (0.01)   $    0.09   $  (0.28)   $  (0.17)
Extraordinary item                    (0.01)           -      (0.01)           -
Net income (loss)                  $  (0.02)   $    0.09   $  (0.29)   $  (0.17)

Weighted average shares
outstanding (000)                     26,208      26,208      26,208      26,208


Diluted FFO/share:
FFO per share                      $    0.42   $    0.40   $    1.34   $    1.22

Weighted average shares
outstanding - diluted (000)           26,218      26,208      26,224      26,208




SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                           December 31,
                                                     2000                1999

Assets

Income-producing properties:
Land                                             $     145,936     $     154,341
Buildings and improvements                           1,024,191           986,042
Deferred leasing and other charges                      45,752            44,313
                                                     1,215,879         1,184,696
Accumulated depreciation and amortization            (430,474)         (388,965)
Net                                                    785,405           795,731

Minority interest in Operating Partnership               3,050                 -

Investment in joint venture                              4,424             5,055
Cash and cash equivalents, non-restricted               14,613            17,171
Restricted cash and escrow deposits                      8,803            15,635
Tenant and other receivables                            18,191            15,859
Deferred charges and other assets                       21,015            25,757
Net                                              $     855,501     $     875,208


Liabilities and Shareholder's Equity

Debt on income-producing properties              $     722,848     $     709,000
Accounts payable and other liabilities                  36,081            37,630
Net                                                    758,929           746,630

Minority interest in Operating Partnership                   -             2,727

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11%
cumulative, $0.1 par value, 2,500,000 shares
issued at both December 31, 2000 and 1999.                  25                25
Common shares, par value $.01 per share,
120,000,000 shares authorized, 27,742,317
shares issued at both December 31, 2000 and 1999.          277               277
Additional paid-in capital                             317,475           316,421
Accumulated deficit                                  (205,624)         (176,220)
Net                                                    112,153           140,503
Less common shares held in treasury at cost;
1,534,398 shares at both December 31, 2000 and 1999   (14,652)          (14,652)
Less preferred shares held in treasury at cost;
25,000 shares and 0 shares at both December 31,
2000 and 1999, respectively.                             (929)                 -
Net                                                     96,572           125,851
Net                                              $     855,501     $     875,208



SUPPLEMENTAL FINANCIAL AND OPERATIONAL INFORMATION PACKAGE

CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

                                                      Year Ended December 31,
                                                       2000              1999
                                                         (in thousands)
Cash flows from operating activities:
Net income                                           $     5,979     $    9,275
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership                   664        (1,734)
Equity earnings in joint venture                           (210)          (235)
Depreciation and amortization                             53,991         50,071
Restructuring costs                                          369          2,251
(Gain) loss on sale of assets                                224        (1,290)
Extraordinary loss on early extinguishment of debt           243              -
Net changes in:
Tenant and other receivables                             (2,423)          1,571
Restricted cash and escrow deposits                          729          (125)
Deferred charges and other assets                            643        (1,583)
Accounts payable and other liabilities                   (1,923)        (1,262)
Net cash provided by operating activities                 58,286         56,939

Cash flows from investing activities:
Investment in income properties                         (46,115)       (53,179)
Change in investing escrow deposits                        6,120          (475)
Proceeds from asset sales                                  8,898          3,361
Distributions from joint venture                             472            610
Net cash (used in) investing activities                 (30,625)       (49,683)

Cash flows from financing activities:
Net proceeds from exercise of stock options and
dividend reinvestment plan                                     -              6
Proceeds from issuance of debt                            63,916         56,349
Cost of issuance of debt                                 (2,159)        (2,351)
Debt repayments                                         (50,328)       (17,350)
Dividends and distributions paid on common shares
and partnership units                                   (29,926)       (29,474)
Dividends paid on senior preferred shares               (13,695)       (13,750)
Purchase of preferred shares held in treasury              (929)              -
Cash flow support payments                                 2,902          2,973
Net cash (used in) financing activities                 (30,219)        (3,597)

Net increase (decrease) in cash and cash equivalents     (2,558)          3,659

Cash and cash equivalents, beginning of period            17,171         13,512

Cash and cash equivalents, end of period             $    14,613     $   17,171



Supplemental Cash Flow Data:

Interest paid (net of capitalized amounts)           $    54,765     $   49,362

Interest capitalized                                 $       839     $    1,636
