Form 10-Q
period 2001-03-31
CROWN AMERICAN REALTY TRUST
filed 2001-05-01
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(Title of Class)

As of April 16, 2001, 26,207,919 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended March 31, 2001

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

		Consolidated Statements of Operations for the three months ended
		March 31, 2001 and 2000	4

		Consolidated Statements of Shareholders' Equity for the three months ended
		March 31, 2001	5

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7 - 11

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	11 - 15

Part II	Other Information

	Item 1:	Legal Proceedings	16 - 17

	Item 2:	Changes in Securities	17

	Item 3:	Defaults Upon Senior Securities	17

	Item 4:	Submission of Matters to a Vote of Security Holders	17

	Item 5:	Other Information	17

	Item 6:	Exhibits and Reports on Form 8-K	17

	Signatures		18



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$145,785	$145,936
Buildings and improvements	1,025,156	1,024,191
Deferred leasing and other charges	46,017	45,752
	1,216,958	1,215,879
Accumulated depreciation and amortization	(440,928)	(430,474)
	776,030	785,405

Minority interest in Operating Partnership	3,011	3,050

Other assets:
Investment in joint venture	4,156	4,424
Cash and cash equivalents, unrestricted	8,561	14,613
Restricted cash and escrow deposits	11,498	8,803
Tenant and other receivables	16,397	18,191
Deferred charges and other assets	17,573	21,015
	$837,226	$855,501

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$721,417	$722,848
Accounts payable and other liabilities	28,094	36,081
	749,511	758,929

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 27,742,317 shares issued at both
March 31, 2001 and December 31, 2000	277	277
Additional paid-in capital	317,459	317,475
Accumulated deficit	(214,112)	(205,624)
	103,649	112,153
Less common shares held in treasury at cost, 1,534,398
shares at both March 31, 2001 and December 31, 2000	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both March 31, 2001 and December 31, 2000	(929)	(929)
Accumulated other comprehensive loss	(353)
	87,715	96,572
	$837,226	$855,501

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent	$29,243	$26,928
Percentage rent	1,636	1,785
Property operating cost recoveries	9,536	9,448
Temporary and promotional leasing	2,116	2,063
Net utility income	1,031	979
Miscellaneous income	476	190
	44,038	41,393

Property operating costs:
Recoverable operating costs	12,802	12,181
Property administrative costs	739	607
Other operating costs	677	557
Depreciation and amortization	12,752	11,823
	26,970	25,168
	17,068	16,225
Other expenses:
General and administrative	1,478	1,216
Restructuring costs		369
Interest	14,121	13,903
	15,599	15,488

Property sales:
Gain on sale of outparcel land	199
	199

Income before minority interest in Operating Partnership	1,668	737

Minority interest in Operating Partnership	(1,316)	746

Net income	352	1,483
Dividends on preferred shares	(3,402)	(3,438)
Net (loss) applicable to common shares	$(3,050)	$(1,955)

Per common share data:
Basic EPS:
Net (loss)	$(0.12)	$(0.07)

Weighted average shares outstanding	26,208	26,208

Diluted EPS:
Net (loss)	$(0.12)	$(0.07)

Weighted average shares outstanding	26,208	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred		Accumulated
	Senior		Additional		Shares	Shares		Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in		Comprehensive		Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury		Loss		Loss	Total
	(in thousands)

Balance, December 31, 2000	$25	$277	$317,475	$(205,624)	$(14,652)	$(929)	$		$		$96,572

Comprehensive loss:
Net income				352						352	352

Other comprehensive loss:
Net losses on cash-flow hedging
derivatives										(353)	(353)
Other comprehensive loss								(353)		(353)

Comprehensive loss										(1)

Transfer in (out) of limited partner's
interest in the Operating Partnership			(16)								(16)

Dividends paid and accrued:
Preferred shares				(3,402)							(3,402)
Common shares				(5,438)							(5,438)

Balance, March 31, 2001	$25	$277	$317,459	$(214,112)	$(14,652)	$(929)		$(353)	$		$87,715

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
		2001	2000
		(in thousands)

Cash flows from operating activities:
Net income		$352	$1,483
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership		1,316	(746)
Equity earnings in joint venture		(69)	(39)
Depreciation and amortization		13,576	13,406
Restructuring costs			369
Net changes in:
Tenant and other receivables		1,794	772
Restricted cash and escrow deposits		(2,187)	(1,890)
Deferred charges and other assets		2,624	2,066
Accounts payable and other liabilities		(8,340)	(6,591)
Net cash provided by operating activities		9,066	8,830

Cash flows from investing activities:
Change in investing escrow deposits		(454)	(4,138)
Investment in income-producing properties		(3,302)	(9,873)
Distributions from joint venture		245	153
Net cash (used in) investing activities		(3,511)	(13,858)

Cash flows from financing activities:
Proceeds from issuance of debt, net of deposits		2,446	6,987
Cost of issuance of debt		(6)
Debt repayments		(3,931)	(1,016)
Dividends and distributions paid on common shares and partnership units		(7,504)	(7,413)
Dividends paid on senior preferred shares		(3,402)	(3,438)
Cash flow support payments		790	756
Net cash (used in) financing activities		(11,607)	(4,124)

Net (decrease) in cash and cash equivalents		(6,052)	(9,152)

Cash and cash equivalents, beginning of period		14,613	17,171

Cash and cash equivalents, end of period		$8,561	$8,019

SUPPLEMENTAL CASH FLOW DATA:

Interest paid (net of capitalized amounts)		$13,650	$13,289
Interest capitalized	$		$267

The accompanying notes are an integral part of these statements.



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

As of March 31, 2001, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by six partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at March 31, 2001 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At March 31, 2001 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at March 31, 2001 is shown on the Consolidated Balance Sheet as an asset. This asset balance at March 31, 2001 has been limited to $3.0 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $1.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first quarter of 2001. On a cumulative basis, $4.4 million of such losses have been absorbed by the Company, through and including March 31, 2001.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted, diluted and basic EPS for the three months ended March 31, 2001 and 2000 are identical.

The calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000 would have included approximately 93,000 shares and 0 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	March 31, 2001	December 31, 2000

Mortgage loans	$461,834	$463,478
Permanent loans	116,966	118,253
Secured lines of credit	142,617	141,117
	$721,417	$722,848

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

Permanent Loans

At March 31, 2001, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership. Included in permanent loans is a $2.2 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $0.9 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $0.9 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.8 million.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter. Availability under the line is based on the level of operating income generated at the properties; at December 31, 2000, total borrowing capacity was approximately $156.6 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $141.1 million at March 31, 2001.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and currently matures on April 30, 2002. There was $1.5 million outstanding under this line as of March 31, 2001.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended March 31, 2001. Twenty-one of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. Eighteen of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates and Swap Agreements

The Mortgage Loans on the Financing Partnership properties and eight of the permanent loans with an aggregate principal balance of $613.8 million at March 31, 2001 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at March 31, 2001 and 2000 was 7.62% and 7.63%, respectively. All of the remaining loans with an aggregate principal balance of $107.6 million at March 31, 2001 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at March 31, 2001 and 2000 were 7.33% and 8.93%, respectively. The weighted average interest rates on variable rate debt during the three months ended March 31, 2001 and 2000 were 8.15% and 8.66%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of March 31, 2001, there was a cumulative mark to market loss on the swap agreements of $0.4 million which has been reflected in Accumulated Other Comprehensive Loss.

Debt Maturities

As of March 31, 2001, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):
Year Ending
December 31,

2001 (nine months)	$8,044
2002 (year)	35,411
2003 (year)	9,677
2004 (year)	218,371
2005 (year)	9,197
Thereafter	440,717
$721,417

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. Approximately $0.1 million was paid out during the first quarter of 2001 related to the three restructuring programs outlined above. Approximately $0.1 million of liability remains at March 31, 2001, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that the majority of this liability will be paid in 2001.

NOTE 5 - PROPERTY SALES AND DISPOSALS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended March 31, 2001.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 2001 and 2000. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 11.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization (as defined) and extraordinary and unusual non-recurring items, and additionally includes cash flow support (see Note 8 to the financial statements included in the Company's 2000 Form 10-K). Funds from Operations is used in the real estate industry as a measure of operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of real estate, which have historically been appreciating assets. Gain on sales of outparcel land have been included in Funds from Operations. Gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

In 1999, the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO was restated to conform to the new changes. The primary impact on the Company was that "unusual non-recurring" items previously excluded from FFO are now included. As a result, for the first quarter of 2000, restructuring costs (see Note 4 of the interim consolidated financial statements) in the amount of $0.4 million have been deducted from FFO.

EBITDA is defined as revenues and gain on sale of outparcel land, less mall operating costs, and corporate general and administrative expenses, but before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon and not a part of ongoing operations. Management believes EBITDA, as defined, provides the clearest indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

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




	Three Months Ended March 31,
	2001	2000

Selected Financial Data:

EBITDA (1 & 3)	$29,185	$27,910

Funds from Operations (FFO) (2 & 3):
Net Income	$352	$1,483
Adjustments:
Minority interest in Operating Partnership	1,316	(746)
Depreciation and amortization - real estate	13,176	12,210
Operating covenant amortization		658
Cash flow support	790	756
Funds from Operations, before allocations to minority
interests and preferred shares	15,634	14,361
Less:
Amount allocable to preferred shares	3,402	3,438
Amount allocable to minority interest	3,341	3,007
Funds from Operations applicable to common shares	$8,891	$7,916

Weighted average common shares outstanding (000)	26,301	26,208

Cash Flows:
Net cash provided by operating activities	$9,066	$8,830
Net cash (used in) investing activities	$(3,511)	$(13,858)
Net cash (used in) financing activities	$(11,607)	$(4,124)

(1) EBITDA represents revenues and gain on sale of outparcel land, less mall operating costs and corporate general and administrative expenses, but before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of properties an anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items because such items are uncommon and not a part of ongoing operation.

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



Comparison of Three Months Ended March 31, 2001 to the corresponding period in 2000

- Revenues

Total revenues for the first quarter of 2001 were $44.0 million, up 6.3% from $41.4 million for the same period in 2000.

The total revenue increase of $2.6 million in the first quarter of 2001 versus 2000 was primarily the result of a) $0.9 million increase in tenant base rents, net of bad debt expense, b) a $0.8 million increase in tenant lease buyout income, c) $0.6 million in lower operating covenant amortization (which is an offset against minimum rent), and d) $0.3 million in higher net utility income and miscellaneous income.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the first quarter of 2001 were $14.2 million, up $0.9 million, or 6.8%, from the corresponding period in 2000.

Depreciation and amortization expense for the first quarter of 2001 was $12.8 million, an increase of $0.9 million over the first quarter of 2000. This increase was primarily due to higher amortization of tenant allowances for the quarter due to amounts paid to tenants during 2000.

- General, Administrative and Interest Expenses:

For the first quarter of 2001, general and administrative expenses were approximately $1.5 million, an increase of $0.3 million from 2000, due primarily to a decrease in the amount of cost capitalized, in connection with construction activities. Interest expense increased by $0.2 million in the first quarter of 2001 versus 2000 due to higher average borrowings outstanding and lower interest capitalization, partially offset by lower interest rates.

- Gain on Property Sales and Disposals:

Gain on sale of outparcel land was $0.2 million for the first quarter of 2001; there were no land sales during the first quarter of 2000.

- Net Income (loss):

The net income for the first quarter of 2001 was $0.4 million compared to $1.5 million for the first quarter of 2000. The first quarter of 2001 was impacted by $1.8 million of excess losses and distributions, net of cash flow support, attributable to the minority partner which is now being absorbed by the Company (see Note 2 to the Consolidated Financial Statements). After deducting preferred dividends, there was a net loss of $3.0 million applicable to common shares in the first quarter of 2001, compared to a net loss of $2.0 million for the first quarter of 2000.

- Funds from Operations:

For the quarter ended March 31, 2001, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $15.6 million, up from $14.4 million in the same quarter of 2000. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $8.9 million, compared to $7.9 million in the same quarter of 2000. The net increase in total FFO during the first quarter was largely comprised of the following: a) a $0.9 million increase in mall shop and anchor base rents reflecting higher occupancy and higher average rents, b) $0.8 million in one-time lease buyout income, c) $0.3 million in higher net utility and miscellaneous mall revenues, and d) $0.2 million in higher gain on outparcel land sales. These positive variances were partially offset by e) $0.7 million in higher property operating costs, net of recoveries, and f) $0.2 million in higher interest expense.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the three months ended March 31, 2001 and 2000 (000's):
	Three Months Ended
	March 31,

	2001	2000

Total revenues	$44,038	$41,393
Add back operating covenant amortization
deducted in minimum rent	-	658
	44,038	42,051

Less recoverable costs and expenses	12,802	12,181
Less other operating costs	677	557
Less property administrative costs	739	607
Less corporate general and administrative costs	1,478	1,216

Add back depreciation/amortization in above expense
lines and joint venture depreciation and interest	644	420
Gain on outparcel land sales	199	-

EBITDA, as reported	$29,185	$27,910

For the quarter ended March 31, 2001, EBITDA was $29.2 million compared to $27.9 million in the first quarter of 2000, an increase of 4.6 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, preferred stock dividends and restructuring costs, which are not included in EBITDA.

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

As of March 31, 2001 the scheduled principal payments on all debt are $8.0 million, $35.4 million, $9.7 million, $218.4 million, and $9.2 million for the nine month period and the years ended December 31, 2001 through 2005, respectively, and $440.7 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2000, 1999, and 1998, were 2.07 to 1, 2.06 to 1, and 2.14 to 1, respectively.

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

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 25, 2001 for the purpose of considering and acting on the following proposals:

    Election of persons (Terry L. Stevens and Donald F. Mazziotti) to serve as Trustees for a three-year term.

The proposals were described in a proxy statement dated March 19, 2001. A quorum was present at the meeting, and the proposal was approved.

Item 5: Other Information

On April 23, 2001, the Company issued its regular quarterly earnings release and its First Quarter 2001 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

Exhibit 99 (a) - Press release dated April 23, 2001

Exhibit 99 (b) - First Quarter 2001 Supplemental Financial and Operational Information Package

Item 6: Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2001	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: May 1, 2001	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: May 1, 2001	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)