Form 10-Q
period 2001-06-30
CROWN AMERICAN REALTY TRUST
filed 2001-07-31
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(Title of Class)

As of July 16, 2001, 26,207,919 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended June 30, 2001

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

		Consolidated Statements of Operations for the three and six months ended
		June 30, 2001 and 2000	4

		Consolidated Statements of Shareholders' Equity for the six months ended
		June 30, 2001	5

		Consolidated Statements of Cash Flows for the six months ended
		June 30, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7 - 11

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	12 - 16

Part II	Other Information

	Item 1:	Legal Proceedings	16 - 17

	Item 2:	Changes in Securities	17

	Item 3:	Defaults Upon Senior Securities	17

	Item 4:	Submission of Matters to a Vote of Security Holders	17

	Item 5:	Other Information	17

	Item 6:	Exhibits and Reports on Form 8-K	17

	Signatures		18




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	June 30, 2001	December 31, 2000

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$146,096	$145,936
Buildings and improvements	1,024,997	1,024,191
Deferred leasing and other charges	45,839	45,752
	1,216,932	1,215,879
Accumulated depreciation and amortization	(449,057)	(430,474)
	767,875	785,405

Minority interest in Operating Partnership	3,203	3,050

Other assets:
Investment in joint venture	3,997	4,424
Cash and cash equivalents, unrestricted	4,502	14,613
Restricted cash and escrow deposits	10,732	8,803
Tenant and other receivables	15,875	18,191
Deferred charges and other assets	16,480	21,015
	$822,664	$855,501

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$719,564	$722,848
Accounts payable and other liabilities	25,216	36,081
	744,780	758,929

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 27,742,317 shares issued at both
June 30, 2001 and December 31, 2000	277	277
Additional paid-in capital	317,459	317,475
Accumulated deficit	(223,856)	(205,624)
	93,905	112,153
Less common shares held in treasury at cost, 1,534,398
shares at both June 30, 2001 and December 31, 2000	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both June 30, 2001 and December 31, 2000	(929)	(929)
Accumulated other comprehensive loss	(440)	-
	77,884	96,572
	$822,664	$855,501

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$29,050	$26,340	$58,293	$53,268
Percentage rent	1,400	2,049	3,036	3,834
Property operating cost recoveries	8,159	8,474	17,695	17,922
Temporary and promotional leasing	1,917	2,048	4,033	4,111
Net utility income	848	858	1,879	1,837
Miscellaneous income	443	296	919	486
	41,817	40,065	85,855	81,458

Property operating costs:
Recoverable operating costs	11,616	11,201	24,418	23,382
Property administrative costs	661	610	1,400	1,217
Other operating costs	663	566	1,340	1,123
Depreciation and amortization	13,498	11,941	26,250	23,764
	26,438	24,318	53,408	49,486
	15,379	15,747	32,447	31,972
Other expenses:
General and administrative	1,320	1,215	2,798	2,431
Restructuring costs	-	-	-	369
Interest	13,754	14,175	27,875	28,078
	15,074	15,390	30,673	30,878
	305	357	1,774	1,094

Gain on sale of assets	-	17	-	17
Gain on sale of outparcel land	-	354	199	354

Income before minority interest in Operating Partnership	305	728	1,973	1,465
Minority interest in Operating Partnership	(1,142)	751	(2,458)	1,497
Net (loss) income	(837)	1,479	(485)	2,962
Dividends on preferred shares	(3,402)	(3,437)	(6,804)	(6,875)
Net (loss) applicable to common shares	$(4,239)	$(1,958)	$(7,289)	$(3,913)

Per common share data:
Basic and Diluted EPS:
Net (loss)	$(0.16)	$(0.07)	$(0.28)	$(0.15)

Weighted average shares outstanding	26,208	26,208	26,208	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2000	$25	$277	$317,475	$(205,624)	$(14,652)	$(929)	$-	$96,572

Comprehensive loss:
Net (loss)	-	-	-	(485)	-	-	-	(485)
Net (loss) on cash-flow hedging
derivatives	-	-	-	-	-	-	(440)	(440)
Total comprehensive loss	-	-	-	(485)	-	-	(440)	(925)

Transfer in (out) of limited partner's
interest in the Operating Partnership	-	-	(16)	-	-	-	-	(16)

Dividends paid and accrued:
Preferred shares	-	-	-	(6,804)	-	-	-	(6,804)
Common shares	-	-	-	(10,943)	-	-	-	(10,943)

Balance, June 30, 2001	$25	$277	$317,459	$(223,856)	$(14,652)	$(929)	$(440)	$77,884
The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2001	2000
	(in thousands)

Cash flows from operating activities:
Net (loss) income	$(485)	$2,962
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Minority interest in Operating Partnership	2,458	(1,497)
Equity earnings in joint venture	(138)	(78)
Depreciation and amortization	27,902	26,943
Restructuring costs	-	369
Net changes in:
Tenant and other receivables	2,316	290
Deferred charges and other assets	2,909	3,028
Restricted cash and escrow deposits	(1,836)	(1,644)
Accounts payable and other liabilities	(11,305)	(8,503)
Net cash provided by operating activities	21,821	21,870

Cash flows from investing activities:
Investment in income-producing properties	(8,568)	(27,912)
Change in investing escrow deposits	(108)	4,349
Proceeds from asset sales	-	4,646
Distributions from joint venture	380	288
Net cash (used in) investing activities	(8,296)	(18,629)

Cash flows from financing activities:
Proceeds from issuance of debt, net of deposits	4,765	18,851
Cost of issuance of debt	(6)	(19)
Debt repayments	(8,034)	(9,435)
Dividends and distributions paid on common shares and partnership units	(15,100)	(14,919)
Dividends paid on senior preferred shares	(6,804)	(6,875)
Cash flow support payments	1,543	1,535
Net cash (used in) financing activities	(23,636)	(10,862)

Net (decrease) in cash and cash equivalents	(10,111)	(7,621)

Cash and cash equivalents, beginning of period	14,613	17,171

Cash and cash equivalents, end of period	$4,502	$9,550

Supplemental cash flow data:
Interest paid (net of capitalized amounts)	$26,933	$26,847
Interest capitalized	$10	$564

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

As of June 30, 2001, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by six partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at June 30, 2001 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At June 30, 2001 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (now three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Mount Berry Square Mall (Rome, Georgia) was released from the cash flow support obligation as of June 30, 2001. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at June 30, 2001 is shown on the Consolidated Balance Sheet as an asset. This asset balance at June 30, 2001 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $3.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first and second quarters of 2001. On a cumulative basis, $6.4 million of such losses have been absorbed by the Company, through and including June 30, 2001.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted, diluted and basic EPS for the six months and quarters ended June 30, 2001 and 2000 are identical.

The calculation of diluted earnings per share for the six months ended June 30, 2001 and 2000 would have included approximately 106,000 shares and 0 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	June 30, 2001	December 31, 2000

Mortgage loans	$460,348	$463,478
Permanent loans	115,849	118,253
Secured lines of credit	143,367	141,117
	$719,564	$722,848

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

Permanent Loans

At June 30, 2001, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership. Included in permanent loans is a $2.1 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $0.9 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $0.9 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.7 million.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total maximum availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter. Availability under the line is based on the level of operating income generated at the properties; at June 30, 2001, total borrowing capacity was approximately $148 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $141.1 million at June 30, 2001.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line is renewable annually on April 30 and currently matures on April 30, 2002. There was $2.3 million outstanding under this line as of June 30, 2001.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended June 30, 2001. Twenty-one of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. Eighteen of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates and Swap Agreements

The Mortgage Loans on the Financing Partnership properties and eight of the permanent loans with an aggregate principal balance of $611.2 million at June 30, 2001 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at June 30, 2001 and 2000 was 7.62% and 7.63%, respectively. All of the remaining loans with an aggregate principal balance of $108.4 million at June 30, 2001 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at June 30, 2001 and 2000 were 6.09% and 9.40%, respectively. The weighted average interest rates on variable rate debt during the six months ended June 30, 2001 and 2000 were 7.51% and 8.89%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of June 30, 2001, there was a cumulative mark to market loss on the swap agreements of $0.4 million which has been reflected in Accumulated Other Comprehensive Loss.

Debt Maturities

As of June 30, 2001, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):
Year Ending
December 31,

2001 (six months)	$5,440
2002 (year)	36,161
2003 (year)	9,677
2004 (year)	218,371
2005 (year)	9,197
Thereafter	440,718
$719,564

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

NOTE 5 - RESTRUCTURING COSTS

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. Approximately $0.1 million was paid out during the first six months of 2001 related to the three restructuring programs outlined above. Approximately $0.1 million of liability remains at June 30, 2001, and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that the majority of this liability will be paid in 2001.

NOTE 6 - PROPERTY SALES AND DISPOSALS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 30, 2001.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 2001 and 2000. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 11.

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

In 1999, the National Association of Real Estate Investment Trusts (NAREIT) adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO was restated to conform to the new changes. The primary impact on the Company was that "unusual non-recurring" items previously excluded from FFO are now included. As a result, for the first quarter of 2000, restructuring costs (see Note 5 of the interim consolidated financial statements) in the amount of $0.4 million have been deducted from FFO.

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



	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)

Selected Financial Data:

EBITDA (1 & 3)	$28,206	$27,914	$57,391	$55,824

Funds from Operations (FFO) (2 & 3):
Net (loss) income	$(837)	$1,479	$(485)	$2,962
Adjustments:
Minority interest in Operating Partnership	1,142	(751)	2,458	(1,497)
Depreciation and amortization - real estate	13,927	12,332	27,103	24,542
Operating covenant amortization	-	657	-	1,315
Cash flow support	753	779	1,543	1,535
Gain on sale of assets	-	(17)	-	(17)
Funds from Operations, before allocations to minority
interests and preferred shares	14,985	14,479	30,619	28,840
Less:
Amount allocable to preferred shares	3,402	3,437	6,804	6,875
Amount allocable to minority interest	3,161	3,040	6,502	6,047
Funds from Operations applicable to common shares	$8,422	$8,002	$17,313	$15,918

Weighted average diluted common shares outstanding	26,348	26,208	26,314	26,208

Cash Flows:
Net cash provided by operating activities	$12,755	$13,040	$21,821	$21,870
Net cash (used in) investing activities	$(4,785)	$(4,771)	$(8,296)	$(18,629)
Net cash (used in) financing activities	$(12,029)	$(6,738)	$(23,636)	$(10,862)

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



Comparison of Three and Six Months Ended June 30, 2001 to the corresponding period in 2000

- Revenues

Total revenues for the second quarter of 2001 were $41.8 million, up $1.7 million, or 4.2 percent, from $40.1 million for the same period in 2000.

The primary composition of this $1.7 million increase was as follows: a) a $2.0 million increase in mall shop and anchor-base minimum rents in part due to lower operating covenant amortization of $0.7 million and in part due to one-time lease buyout income of $0.9 million and higher rental rates; b) higher net utility income and miscellaneous income of $0.1 million. These increases were partially offset by; c) lower percentage rents of $0.6 million, and d) lower recovery income of $0.3 million.

Total revenues for the first six months of 2001 were $85.9 million compared to $81.5 million for the same period in 2000, an increase of $4.4 million, or 5.4 percent.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the second quarter of 2001 were $12.9 million, an increase of $0.5 million compared to the corresponding period in 2000. For the first six months of 2001, recoverable and non-recoverable mall operating costs were $27.2 million, an increase of $1.5 million over the first six months of 2000.

Depreciation and amortization expense for the second quarter of 2001 was $13.5 million, an increase of $1.6 million over the second quarter of 2000. Depreciation and amortization expense for the first half of 2001 totals $26.3 million, up $2.5 million over the first half of 2000. The primary reason for the increase in depreciation and amortization for both the quarter and the first six months is due to the write-offs of unamortized tenant allowances associated with tenants that closed or terminated early.

- General, Administrative and Interest Expenses:

For the second quarter of 2001, general and administrative expenses were $1.3 million, an increase of $0.1 million over the second quarter of 2000. For the first six months of 2001, general and administrative costs were $2.8 million, an increase of $0.4 million compared to the first six months of 2000. Although gross spending levels are down in the first half of 2001 compared to a year ago, capitalization amounts have decreased even more due to the lower volume of construction activities.

Interest expense decreased by $0.4 million in the second quarter of 2001 versus the second quarter of 2000, primarily due to lower interest rates. For the first six months of 2001, interest expense was $27.9 million, a decrease of $0.2 million compared to the first six months of 2000.

- Gain on Property Sales and Disposals:

There were no land sales in the second quarter of 2001, and $0.2 million of gain in the first half of 2001. This compares to a gain of $0.4 million in both the second quarter and first half of 2000.

- Net Income (loss):

The net loss for the second quarter of 2001 was $0.8 million compared to net income of $1.5 million for the second quarter of 2000. After deducting preferred dividends, there was a net loss of $4.2 million applicable to common shares, compared to a net loss of $2.0 million for the second quarter of 2000.

The Company's net loss for the first six months of 2001 was $0.5 million compared to net income of $3.0 million for the comparable period of 2000. After deducting preferred dividends, there was a net loss in the first half of 2001 applicable to common shares of $7.3 million; this compares to a net loss of $3.9 million applicable to common shares for the first half of 2000. The absorption by the Company of minority interest deficits totaled $2.0 million and $3.8 million for the second quarter and first half of 2001, respectively.

- Funds from Operations:

For the quarter ended June 30, 2001, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $15.0 million, up from $14.5 million in the same quarter of 2000. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $8.4 million, compared to $8.0 million in the same quarter of 2000. The net increase in total FFO of $0.5 million was largely comprised of the following: a) a $0.8 million increase in mall shop base rents as a result of higher average rental rates on both new and renewal leases; b) $0.9 million in one-time lease buyout income from lease termination with several tenants; c) lower interest expense of $0.4 million primarily as a result of lower interest rates; d) $0.2 million in higher straight-line rents; and e) $0.2 million in higher miscellaneous mall revenues. These positive variances in FFO were partially offset by; f) $0.8 million in higher property operating costs, net of recoveries; g) $0.4 million in lower anchor base and percentage rents, primarily due to lower tenant sales; h) $0.4 million in lower gain on land sales; i) $0.2 million in higher general and administrative costs; and j) $0.1 million in lower temporary and seasonal leasing revenues.

For the first six months of 2001, FFO before allocations to minority interest and to preferred dividends was $30.6 million compared to $28.8 million for the same period in 2000. FFO allocable to common shares (after minority interest and preferred dividends) was $17.3 million for the first half of 2001, compared to $15.9 million for the first half of 2000. The $1.8 million increase in total FFO for the first six months of 2001 compared to 2000 was largely comprised of: a) a $1.0 million increase in mall shop and anchor base and percentage rents as a result of higher average rental rates; b) $1.6 million in one-time lease buyout income from several lease terminations; c) lower interest expense of $0.2 million primarily due to lower rates, partially offset by higher average borrowings; d) $0.3 million in higher straight-line rents; and e) $0.5 million in higher miscellaneous revenues, principally third party construction fee income. These positive variances in FFO were partially offset by; f) $1.5 million in higher property operating costs, net of recoveries; g) $0.2 million in lower gain on sale of outparcel land; and h) $0.2 million in higher general and administrative costs, net of lower restructuring costs.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the six months ended June 30, 2001 and 2000 (000's):
	Six Months Ended
	June 30,

	2001	2000

Total revenues	$85,855	$81,458
Add back operating covenant amortization
deducted in minimum rent	-	1,315
	85,855	82,773

Less recoverable costs and expenses	24,418	23,382
Less non-recoverable costs and expenses	1,340	1,123
Less property general and administrative costs	1,400	1,217
Less corporate general and administrative costs	2,798	2,431

Add back depreciation/amortization in above expense
lines and joint venture depreciation	1,293	850
Gain on outparcel land sales	199	354

EBITDA, as reported	$57,391	$55,824

For the six months ended June 30, 2001, EBITDA was $57.4 million compared to $55.8 million in the first six months of 2000, an increase of 2.9 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, cash flow support, preferred stock dividends and restructuring costs, which are not included in EBITDA.

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

As of June 30, 2001 the scheduled principal payments on all debt are $5.4 million, $36.2 million, $9.7 million, $218.4 million, and $9.2 million for the six month period and the years ended December 31, 2001 through 2005, respectively, and $440.7 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing or extending the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2000, 1999, and 1998, were 2.07 to 1, 2.06 to 1, and 2.14 to 1, respectively.

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

Shareholder litigation

On August 10, 1995, August 17, 1995, and September 8, 1995 complaints were filed by various individuals on behalf of themselves and also purportedly on behalf of other similarly situated persons against the Company and certain of its executive officers in the United States District Court for the Western District of Pennsylvania to recover unspecified damages under the federal securities laws resulting from the decline in the market price for the Company's common shares of beneficial interest which are listed and traded on the New York Stock Exchange. The decline in the Company's share price followed the announcement on August 8, 1995 of various operational and capital resource initiatives by the Company, including the reduction of the Company's quarterly dividend to increase its levels of retained internal cash flow and the planned sale of certain assets that at the time did not fit with the Company's growth strategy. The complaints in these three cases were consolidated by the Court and a consolidated amended complaint was filed on July 30, 1996 (the Consolidated action).

A fourth complaint was filed the week of December 15, 1995 by an individual on behalf of himself and also purportedly on behalf of other similarly situated persons against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of Pennsylvania (the Warden action). This action was subsequently transferred to the Western District of Pennsylvania. Both the Warden action and the Consolidated action have now been dismissed with prejudice.

On January 9, 2001, the plaintiffs from the dismissed Warden action and a third individual filed a state court action in the Court of Common Pleas of Philadelphia County (the Stein action). In the Stein action, the plaintiffs allege state law claims against the Company which are substantially similar to the claims and allegations made in the Warden action and which were dismissed with prejudice by the United States District Court for the Western District of Pennsylvania and the Third Circuit Court of Appeals. The Company has filed a motion seeking dismissal of the Stein action in its entirety. The Company intends to vigorously defend the Stein action, which is currently in a preliminary stage. Based on the advice of legal counsel, the Company believes that it and the named officers have substantial defenses to the plaintiffs' claims. The Company's current and former officers are covered under a liability insurance policy paid for by the Company. The Company's officers also have indemnification agreements with the Company. While the final resolution of the Stein action cannot be presently determined, management does not believe that this action will have a material adverse effect on the Company's results of operations or financial condition.

Item 2: Changes in Securities

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

On July 26, 2001, the Company issued its regular quarterly earnings release and its Second Quarter 2001 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

Exhibit 99 (a) - Press release dated July 26, 2001

Exhibit 99 (b) - Second Quarter 2001 Supplemental Financial and Operational Information Package

Item 6: Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2001	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: July 31, 2001	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: July 31, 2001	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)