Form 10-Q
period 2001-09-30
CROWN AMERICAN REALTY TRUST
filed 2001-11-02
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(Title of Class)

As of October 15, 2001, 26,207,919 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended September 30, 2001

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

		Consolidated Statements of Operations for the three and nine months ended
		September 30, 2001 and 2000	4

		Consolidated Statements of Shareholders' Equity for the nine months ended
		September 30, 2001	5

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7 - 12

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	12 - 17

Part II	Other Information

	Item 1:	Legal Proceedings	17 - 18

	Item 2:	Changes in Securities	18

	Item 3:	Defaults Upon Senior Securities	18

	Item 4:	Submission of Matters to a Vote of Security Holders	18

	Item 5:	Other Information	18

	Item 6:	Exhibits and Reports on Form 8-K	18

	Signatures		19



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	September 30, 2001	December 31, 2000

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$147,749	$145,936
Buildings and improvements	1,029,066	1,024,191
Deferred leasing and other charges	44,900	45,752
	1,221,715	1,215,879
Accumulated depreciation and amortization	(458,089)	(430,474)
	763,626	785,405

Minority interest in Operating Partnership	3,118	3,050

Other assets:
Investment in joint venture	3,815	4,424
Cash and cash equivalents, unrestricted	7,313	14,613
Restricted cash and escrow deposits	7,276	8,803
Tenant and other receivables	15,987	18,191
Deferred charges and other assets	20,225	21,015
	$821,360	$855,501

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$725,666	$722,848
Accounts payable and other liabilities	26,881	36,081
	752,547	758,929

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 27,742,317 shares issued at both
September 30, 2001 and December 31, 2000	277	277
Additional paid-in capital	317,456	317,475
Accumulated deficit	(232,253)	(205,624)
	85,505	112,153
Less common shares held in treasury at cost, 1,534,398
shares at both September 30, 2001 and December 31, 2000	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both September 30, 2001 and December 31, 2000	(929)	(929)
Accumulated other comprehensive loss	(1,111)
	68,813	96,572
	$821,360	$855,501

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$27,778	$27,139	$86,071	$80,407
Percentage rent	1,727	1,502	4,763	5,336
Property operating cost recoveries	8,817	9,020	26,512	26,942
Temporary and promotional leasing	1,841	1,940	5,874	6,051
Net utility income	667	798	2,546	2,635
Miscellaneous income	212	386	1,131	872
	41,042	40,785	126,897	122,243

Property operating costs:
Recoverable operating costs	11,949	11,683	36,367	35,065
Property administrative costs	512	594	1,912	1,811
Other operating costs	554	585	1,894	1,708
Depreciation and amortization	11,479	11,732	37,729	35,496
	24,494	24,594	77,902	74,080
	16,548	16,191	48,995	48,163
Other expenses:
General and administrative	1,026	1,192	3,824	3,623
Restructuring costs				369
Interest, net	13,812	14,454	41,687	42,532
	14,838	15,646	45,511	46,524
	1,710	545	3,484	1,639

Loss on sale of assets		(209)		(192)
Gain on sale of outparcel land	167	467	366	821

Income before minority interest in Operating Partnership	1,877	803	3,850	2,268
Minority interest in Operating Partnership	(1,366)	(622)	(3,824)	875
Net income	511	181	26	3,143
Dividends on preferred shares	(3,402)	(3,417)	(10,206)	(10,292)
Net (loss) applicable to common shares	$(2,891)	$(3,236)	$(10,180)	$(7,149)

Per common share data:
Basic and Diluted EPS:
Net (loss)	$(0.11)	$(0.12)	$(0.39)	$(0.27)

Weighted average shares outstanding	26,208	26,208	26,208	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred		Accumulated
	Senior		Additional		Shares	Shares		Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in		Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury		Loss	Total
	(in thousands)

Balance, December 31, 2000	$25	$277	$317,475	$(205,624)	$(14,652)	$(929)	$		$96,572

Comprehensive loss:
Net income				26					26
Net (loss) on cash-flow hedging
derivatives								(1,111)	(1,111)
Total comprehensive loss				26				(1,111)	(1,085)

Transfer (out) of limited partner's
interest in the Operating Partnership			(19)						(19)

Dividends paid and accrued:
Preferred shares				(10,206)					(10,206)
Common shares				(16,449)					(16,449)

Balance, September 30, 2001	$25	$277	$317,456	$(232,253)	$(14,652)	$(929)		$(1,111)	$68,813






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands)

Cash flows from operating activities:
Net income	$26	$3,143
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership	3,824	(875)
Equity earnings in joint venture	(207)	(117)
Depreciation and amortization	40,205	40,281
Loss on sale of assets		192
Restructuring costs		369
Net changes in:
Tenant and other receivables	2,204	1,632
Deferred charges and other assets	(1,583)	(4,351)
Restricted cash and escrow deposits	1,606	829
Accounts payable and other liabilities	(10,312)	(9,175)
Net cash provided by operating activities	35,763	31,928

Cash flows from investing activities:
Investment in income-producing properties	(15,716)	(37,766)
Change in investing escrow deposits	(50)	4,566
Proceeds from asset sales		8,930
Distributions from joint venture	539	353
Net cash (used in) investing activities	(15,227)	(23,917)

Cash flows from financing activities:
Proceeds from issuance of debt, net of deposits and issuance cost	13,401	31,539
Debt repayments	(10,682)	(17,809)
Dividends and distributions paid on common shares and partnership units	(22,696)	(22,422)
Dividends paid on senior preferred shares	(10,206)	(10,293)
Purchase of preferred shares held in treasury		(929)
Cash flow support payments	2,347	2,321
Net cash (used in) financing activities	(27,836)	(17,593)

Net (decrease) in cash and cash equivalents	(7,300)	(9,582)

Cash and cash equivalents, beginning of period	14,613	17,171

Cash and cash equivalents, end of period	$7,313	$7,589

SUPPLEMENTAL CASH FLOW DATA:

Interest paid (net of capitalized amounts)	$40,285	$40,685
Interest capitalized	$34	$791

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

As of September 30, 2001, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns seven malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by six partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at September 30, 2001 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At September 30, 2001 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (now three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Mount Berry Square Mall (Rome, Georgia) was released from the cash flow support obligation as of June 30, 2001. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at September 30, 2001 is shown on the Consolidated Balance Sheet as an asset. This asset balance at September 30, 2001 has been limited to $3.1 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $5.6 million, representing the excess losses after deducting preferred unit distributions and common partnership unit distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first nine months of 2001. On a cumulative basis, $8.2 million of such losses have been absorbed by the Company, through and including September 30, 2001.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted, diluted and basic EPS for the nine months and quarters ended September 30, 2001 and 2000 are identical.

The calculation of diluted earnings per share for the nine months ended September 30, 2001 and 2000 would have included approximately 128,000 shares and 18,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted.

NOTE 3 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	September 30, 2001	December 31, 2000

Mortgage loans	$458,833	$463,478
Permanent loans	114,716	118,253
Secured lines of credit	152,117	141,117
	$725,666	$722,848

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

Permanent Loans

At September 30, 2001, permanent loans consisted of nine loans secured by six properties held by the Operating Partnership. Included in permanent loans is a $2.0 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $0.9 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $0.9 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.5 million.

Secured Lines of Credit

In September 2000, the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The total maximum availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Availability under the line is based on the level of operating income generated at the properties; at September 30, 2001, total borrowing capacity was approximately $149.0 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The modified facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The modified facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $146.1 million at September 30, 2001.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. This line's maturity has currently been extended to April 30, 2004. The maximum balance was outstanding under this line as of September 30, 2001.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all such loan covenants as of and during the period ended September 30, 2001. Twenty-one of the Company's malls are mortgaged under the GECC Mortgage Loan and the GECC lines of credit. Eighteen of these malls are owned by special purpose subsidiaries of the Company. The sole business purpose of these subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these subsidiary entities are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates and Swap Agreements

The Mortgage Loans on the Financing Partnership properties and nine of the permanent loans with an aggregate principal balance of $608.6 million at September 30, 2001 have fixed interest rates ranging from 4.25% to 9.11%. The weighted average interest rate on this fixed-rate debt at September 30, 2001 and 2000 was 7.62% and 7.63%, respectively. All of the remaining loans with an aggregate principal balance of $117.1 million at September 30, 2001 have variable interest rates based on 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at September 30, 2001 and 2000 were 4.91% and 8.81%, respectively. The weighted average interest rates on variable rate debt during the nine months ended September 30, 2001 and 2000 were 7.00% and 9.07%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of September 30, 2001, there was a cumulative mark to market loss on the swap agreements of $1.1 million which has been reflected in Accumulated Other Comprehensive Loss.

Debt Maturities

As of September 30, 2001, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):
Year Ending
December 31,

2001 (three months)	$2,793
2002 (year)	20,047
2003 (year)	10,882
2004 (year)	230,577
2005 (year)	20,650
Thereafter	440,717
$725,666

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002, will have on its results of operations and financial position.

In August 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has early adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and its implementation did not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") whose provisions discuss the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143, that are effective January 1, 2003, will have on its results of operations and financial position.

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

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, to dispose of weaker assets or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

The Company has been working on two potential mall dispositions, intended to dispose of weaker assets, rather than for capital recycling. While both assets are under contract, the buyers are still in their due diligence process, and there is no assurance that either asset will be sold.

NOTE 7 - SUBSEQUENT EVENTS

In October 2001, the Company executed a two year extension of a $6.0 million secured bank line of credit to April 30, 2004 and a three year extension to July 2005 of a $16.0 million mortgage loan that was scheduled to mature in mid-2002. The interest rate on the bank line of credit did not change from the previous LIBOR plus 2.25%. The interest rate on the mortgage loan will change in July 2002 from a fixed rate of 7.66% to a floating rate of LIBOR plus 2.00%; annual debt service will be reduced from current levels at that time as well.

In October, the Company entered into a two-year contract to manage and lease the Laurel Mall located in Laurel, Maryland. Laurel Mall contains 655,000 square feet of retail space and is centrally located in the Baltimore-Washington corridor. The contract is scheduled to begin in late 2001 and represents the Company's first third party mall management and leasing contract.

In connection with the execution of the management contract (above), the Company issued warrants to the mall owner for up to 100,000 common shares of beneficial interest of the Company at an exercise price of $9.00 per share on the exercise date. The holder shall become vested in the warrant shares only if the Company is retained as manager for at least two years. The warrant shall expire and shall no longer be exercisable five business days after December 31, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended September 30, 2001.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and nine months ended September 30, 2001 and 2000. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 12.

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

In 1999, NAREIT adopted changes to the definition of Funds from Operations that became effective in 2000, at which time prior years' reported FFO was restated to conform to the new changes. The primary impact on the Company was that "unusual non-recurring" items previously excluded from FFO are now included. As a result, for the first quarter of 2000, restructuring costs (see Note 5 of the interim consolidated financial statements) in the amount of $0.4 million have been deducted from FFO.

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



	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited and in thousands)
Selected Financial Data:

EBITDA (1 & 3)	$27,818	$28,462	$85,209	$84,286

Funds from Operations (FFO) (2 & 3):
Net income	$511	$181	$26	$3,143
Adjustments:
Minority interest in Operating Partnership	1,366	622	3,824	(875)
Depreciation and amortization - real estate	11,916	12,134	39,019	36,676
Operating covenant amortization		657		1,972
Cash flow support	804	786	2,347	2,321
Loss on asset sales		209		192
Funds from Operations, before allocations to minority
interests and preferred shares	14,597	14,589	45,216	43,429
Less:
Amount allocable to preferred shares	3,402	3,417	10,206	10,292
Amount allocable to minority interest	3,051	3,076	9,553	9,123
Funds from Operations applicable to common shares	$8,144	$8,096	$25,457	$24,014

Weighted average diluted common shares outstanding	26,382	26,251	26,336	26,226

Cash Flows:
Net cash provided by operating activities	$13,942	$10,058	$35,763	$31,928
Net cash (used in) investing activities	$(6,931)	$(5,288)	$(15,227)	$(23,917)
Net cash (used in) financing activities	$(4,200)	$(6,731)	$(27,836)	$(17,593)

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



Comparison of Three and Nine Months Ended September 30, 2001 to the corresponding period in 2000

- Revenues

Total revenues for the third quarter of 2001 were $41.0 million, up $0.2 million, or 1 percent, from $40.8 million for the same period in 2000.

The primary composition of this $0.2 million increase was as follows: a) a $0.8 million increase in mall shop and anchor-base minimum rents in part due to lower operating covenant amortization of $0.6 million and in part due to higher rental rates; b) higher straight-line rents of $0.3 million. These increases were partially offset by; c) lower lease buyout income of $0.5 million, d) lower recovery income of $0.2 million, and e) lower miscellaneous revenues and lower net utility income of $0.3 million.

Total revenues for the first nine months of 2001 were $126.9 million compared to $122.2 million for the same period in 2000, an increase of $4.7 million, or 3.8 percent. Year-to-date, mall shop and anchor base rents are up $5.7 million over 2000, of which $2.0 million is due to lower operating covenant amortization, $1.1 million is due to higher lease buyout income and $2.6 million is due to higher contractual rents.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs for the third quarter of 2001 were $13.0 million, an increase of $0.1 million compared to the corresponding period in 2000. For the first nine months of 2001, recoverable and non-recoverable mall operating costs were $40.2 million, an increase of $1.6 million or 4% over the first nine months of 2000.

Depreciation and amortization expense for the third quarter of 2001 was $11.5 million, a decrease of $0.2 million from the third quarter of 2000. Depreciation and amortization expense for the first nine months of 2001 totals $37.7 million, up $2.2 million over the first nine months of 2000. The primary reason for the increase in depreciation and amortization for the first nine months is due to accelerated depreciation of unamortized tenant allowances related to tenants that closed or terminated early.

- General, Administrative and Interest Expenses:

For the third quarter of 2001, general and administrative expenses were $1.0 million, a decrease of $0.2 million from the third quarter of 2000. For the first nine months of 2001, general and administrative costs were $3.8 million, an increase of $0.2 million compared to the first nine months of 2000. Although gross spending levels are down in the first nine months of 2001 compared to a year ago, capitalization amounts have decreased even more due to the lower volume of construction activities.

Interest expense decreased by $0.6 million in the third quarter of 2001 versus the third quarter of 2000, primarily due to lower interest rates. For the first nine months of 2001, interest expense was $41.7 million, a decrease of $0.8 million compared to the first nine months of 2000.

- Gain on Property Sales and Disposals:

There was a net gain on outparcel sales of $0.2 million in the third quarter of 2001, and $0.4 million of gain in the first nine months of 2001. This compares to a gain of $0.5 million and $0.8 million in the third quarter and first nine months of 2000, respectively.

- Net Income (loss):

The net income for the third quarter of 2001 was $0.5 million compared to net income of $0.2 million for the third quarter of 2000. After deducting preferred dividends, there was a net loss of $2.9 million applicable to common shares, compared to a net loss of $3.2 million for the third quarter of 2000.

The Company's net loss for the first nine months of 2001 was $0 million compared to net income of $3.1 million for the comparable period of 2000. After deducting preferred dividends, there was a net loss in the first nine months of 2001 applicable to common shares of $10.2 million; this compares to a net loss of $7.1 million applicable to common shares for the first nine months of 2000. The absorption by the Company of minority interest deficits totaled $1.8 million and $5.6 million for the third quarter and first nine months of 2001, respectively.

- Funds from Operations:

For the quarter ended September 30, 2001, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $14.6 million, or even with the same quarter of 2000. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $8.1 million, also even with the same quarter of 2000. The changes in total FFO were largely comprised of the following: a) a $0.4 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; b) lower general and administrative expenses of $0.2 million; c) lower interest expense of $0.6 million primarily as a result of lower interest rates; and d) $0.3 million in higher straight-line rents. These positive variances in FFO were partially offset by; e) $0.4 million in higher property operating costs, net of recoveries; f) $0.3 million in lower gain on land sales; g) $0.2 million in lower temporary, seasonal, and miscellaneous mall revenues; and h) $0.5 million in lower lease buyout income.

For the first nine months of 2001, FFO before allocations to minority interest and to preferred dividends was $45.2 million compared to $43.4 million for the same period in 2000. FFO allocable to common shares (after minority interest and preferred dividends) was $25.5 million for the first nine months of 2001, compared to $24.0 million for the first nine months of 2000. The $1.8 million increase in total FFO for the first nine months of 2001 compared to 2000 was largely comprised of: a) a $1.4 million increase in mall shop and anchor base and percentage rents as a result of higher average rental rates; b) $1.1 million in one-time lease buyout income from several lease terminations; c) lower interest expense of $0.8 million primarily due to lower rates, partially offset by higher average borrowings; d) $0.7 million in higher straight-line rents; and e) $0.4 million in higher miscellaneous revenues, principally third party construction fee income. These positive variances in FFO were partially offset by; f) $1.9 million in higher property operating costs, net of recoveries; g) $0.5 million in lower gain on sale of outparcel land; and h) $0.2 million in lower temporary and seasonal leasing revenues.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the nine months ended September 30, 2001 and 2000 (000's):
	Nine Months Ended
	September 30,

	2001	2000

Total revenues	$126,897	$122,243
Add back operating covenant amortization
deducted in minimum rent	-	1,972
	126,897	124,215

Less recoverable costs and expenses	36,367	35,065
Less non-recoverable costs and expenses	1,894	1,708
Less property general and administrative costs	1,912	1,811
Less corporate general and administrative costs	3,824	3,623

Add back depreciation/amortization in above expense
lines and joint venture depreciation and interest	1,943	1,457
Gain on outparcel land sales	366	821

EBITDA, as reported	$85,209	$84,286

For the nine months ended September 30, 2001, EBITDA was $85.2 million compared to $84.3 million in the first nine months of 2000, an increase of 1 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, cash flow support, preferred stock dividends and restructuring costs, which are not included in EBITDA.

Liquidity and Capital Resources

The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to the shareholders at a level necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

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

In periods of an economic slowdown and in light of the recent terroristic activities, the Company may be subject to additional risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, bankruptcy of tenants, competition, inability to rent unleased space, lower tenant sales resulting in reduced percentage rents, and higher energy, insurance, security and other operating costs, all resulting in placing increased strain on the Company's financial condition. These conditions could also adversely affect the capital markets and could impact the ability of the Company to execute property financings and refinancings and its ability to access capital markets generally.

Subsequent to the terrorist attacks that occurred in September, the Company has had some time to assess the impacts on retailing and retail real estate. The Company believes that the effects are not being felt uniformly across geographic and retail segment lines. Retailing and real estate have always had a clear local focus, and the Company is seeing evidence that its malls and its consumers have thus far been somewhat resilient in these challenging times.

Although the Company experienced a decline in consumer traffic in the two weeks following the World Trade Center attack, by the end of September, consumer traffic had returned to the pre-attack levels the Company had seen earlier in the year, which were very marginal declines compared to year-ago levels. In summary, it appears that consumers and families are deferring vacation plans and staying closer to home and local communities, many of which are the same communities in which the Company's properties operate.

As of September 30, 2001 the scheduled principal payments on all debt are $2.8 million, $20.0 million, $10.9 million, $230.6 million, and $20.7 million for the three month period and the years ended December 31, 2001 through 2005, respectively, and $440.7 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing or extending the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed, as noted above. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2000, 1999, and 1998, were 2.07 to 1, 2.06 to 1, and 2.14 to 1, respectively.

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

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

On October 26, 2001, the Company issued its regular quarterly earnings release and its Third Quarter 2001 Supplemental Financial and Operational Information Package for analysts and investors. Copies of these documents are hereby filed as Exhibits to the Form 10-Q.

Exhibit 99 (a) - Press release dated October 26, 2001

Exhibit 99 (b) - Third Quarter 2001 Supplemental Financial and Operational Information Package

Item 6: Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2001	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: November 2, 2001	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: November 2, 2001	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)