Form 10-K
period 2001-12-31
CROWN AMERICAN REALTY TRUST
filed 2002-03-08
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2001

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

As of February 18, 2002, 26,208,049 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding. The registrant estimates that as of February 18, 2002 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $203.9 million based on the closing price on the New York Stock Exchange for such stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 24, 2002, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index on pages 54 to 55

	TABLE OF CONTENTS

Item No.	Page No.
	PART I
1.	Business	1
2.	Properties	6
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	13
	Executive Officers of the Company	13

	PART II

5.	Market for Registrant's Common Shares of Beneficial
	Interest and Related Shareholder Matters	15
6.	Selected Financial Data	15
7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19
7. (a)	Quantitative and Qualitative Disclosures about Market Risk	28
8.	Financial Statements and Supplementary Data	30
9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	53

	PART III

10.	Directors and Executive Officers of the Registrant	53
11.	Executive Compensation	53
12.	Security Ownership of Certain Beneficial Owners and
	Management	53
13.	Certain Relationships and Related Transactions	53

	PART IV

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	53
	Signatures	56

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

The number of common and preferred Partnership Units outstanding at December 31, 2001 were as follows:
Held by	Common Units		Preferred Units
	Number	%	Number	%

Crown American Realty Trust	26,207,919	72.47%	2,475,000	100.00%
Crown Investments Trust and its subsidiary,
Crown American Investment Company	9,956,398	27.53%	-	-
Totals	36,164,317	100.00%	2,475,000	100.00%

(b) Financial Information About Industry Segments

The Company is primarily engaged in the business of owning, operating, managing, leasing, acquiring, developing, redeveloping, expanding, renovating and financing enclosed shopping malls and, therefore, only operates in one segment. See the Consolidated Financial Statements and Notes thereto referred to in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item

© Narrative Description of Business

General

The Company conducts all of its business activities through the Operating Partnership, the Financing Partnership and other subsidiary partnerships or limited liability corporations (collectively the "Partnerships"). Through its ownership interests in the Partnerships, as of December 31, 2001 the Company owns in fee or through leasehold interests: (I) 26 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall), (collectively, the "Malls"), (ii) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to Crown Associates' hotel division, to an affiliated company and to unrelated third parties ("Pasquerilla Plaza"), (iii) a ground leasehold interest in a parcel of land with an approximate 108,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (iv) approximately 64 acres of outparcels and undeveloped land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). The Operating Partnership manages the 26 wholly-owned Malls and Pasquerilla Plaza (the "Managed Properties"); the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

The Company is self-administered and self-managed. The Company, together with the Partnerships, is a fully-integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company also performs property management and leasing services for several retail properties owned by third parties.

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

Marketing Support. The Company has a Vice President of Marketing, a corporate marketing director and two regional marketing directors who, in conjunction with Managed Property marketing directors, develop customized marketing plans for each Managed Property, including special events, internet marketing, direct mail and television, radio and newspaper advertising.

Cost Controls. Management has developed a centralized program for purchasing selected supply items, which permits all Managed Properties to share in bulk purchase discounts. Management believes that effective control of operating expenses will reduce common area charges which may enable the Company to increase base rent levels.

To preserve and increase the value of the Managed Properties over the long term, the Company has a program of preventive maintenance, renovations and expansion plans. The maintenance plans encompass paving, roofing, HVAC and general improvements to the Managed Properties.

Business Objectives and Policies

The Company's business objective is to achieve long-term capital appreciation through increases in cash flow and the value of the Company. The Company seeks to accomplish this objective through its direct and indirect ownership of the Properties, management of properties for third parties, selective acquisitions and/or development of additional malls or other real estate properties in the United States, improved operations of the Properties, lease-up of unleased space and any acquired shopping centers and, where deemed appropriate, renovations and expansions of these properties. A criterion for new investments will be that they offer the opportunity for growth in cash flow and in Funds from Operations. As used herein, "Funds from Operations" means net income before minority interest, extraordinary items and certain non-recurring items, real estate depreciation and amortization, and additionally includes gain on sale of outparcel land sales and cash flow support earned from Crown Investments (See Note 8 to the Consolidated Financial Statements). The Company anticipates that new real estate investments will be located primarily in the Eastern United States, but it may also consider purchasing properties in other regions of the United States. All of the Company's activities will be conducted through the Partnerships, although the Company may hold temporary cash investments from time to time pending investment or distribution to shareholders.

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

Disposition Objectives and Policies

The Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. While no properties are classified as held for sale at December 31, 2001, the Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to lower leverage levels, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

Financing

The Company maintains working capital and lines of credit that, together with potential access to borrowings and other sources of funds, it believes is adequate for the current conduct of its business and investments in the ordinary course. The principal financing activities of the Company during 2001 included: (I) additional borrowings of $16.8 million (net of escrow deposits and issuance costs) under its lines of credit, much of which was used to fund construction and tenant allowance costs for various projects, (ii) $19.5 million in debt amortization and line of credit repayments, (iii) $43.9 million paid in common and preferred dividends, and (iv) $3.1 million received in Cash Flow Support (see Note 8 to the Consolidated Financial Statements).

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of December 31, 2001, there was a cumulative mark to market loss on the swap agreements of $1.1 million which has been reflected in Accumulated Other Comprehensive Loss.

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall in Harrisburg, PA with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of approximately 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, will be recorded as an extraordinary loss in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

If the Board of Trustees determines that additional funding is required, the Company or the Partnerships may raise such funds through a variety of options including additional infusions of equity (public or private and at the Company or the Partnership level), debt financing or retention of additional cash flow by reducing the dividend amount per share (subject to limitations regarding the taxability of undistributed real estate investment trust income), or a combination of these methods. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase net income or Funds from Operations. It is anticipated that any additional borrowings will be made through the Partnerships either directly or indirectly; however, the Company may also incur indebtedness, the proceeds from which may be re-loaned to the Partnerships. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt. Indebtedness incurred by the Partnerships may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnerships. Such indebtedness may be recourse to all or any part of the Properties to be owned by the Partnerships, may be limited to the particular property to which the indebtedness relates, and may be guaranteed by the Company.

Strategy for Growth

It is the objective of the Company's management to achieve growth in Funds from Operations by maximizing cash flow from existing Properties through increased occupancy and increased rent, expanding and/or renovating existing Properties, acquiring and, to a lesser extent, developing properties, managing properties for others, and by selling properties that are not consistent with or essential to the Company's long-term growth strategies.

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

Because the Company's revenues and expenses are subject to a variety of factors, many of which (such as local and national economic conditions, interest rates and the financial performance of the Company's tenants) are beyond the Company's control, there can be no assurance that the Company's management, leasing and acquisition strategies will achieve the Company's growth objectives.

Competitive Position

The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 23 Malls are the largest enclosed malls in their primary trade areas, of which 12 are the only enclosed mall in their primary trade areas.

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

Employees

As of December 31, 2001, the Operating Partnership has 555 full-time employees in the following operational areas:
Number of Employees

Asset and property management (including on-site)	462
Leasing and lease administration	17
Development and construction services	12
Financial, accounting, MIS and legal services	43
Executive management and corporate administration	21
555

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

Many of the Malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments at such Malls, and one Mall was constructed on a site a portion of which had been previously used as a municipal landfill. In some cases, underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks. Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, requiring remediation has occurred at five of the Properties, and subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted by the Company at such Properties. The costs of remediation with respect to such matters have not been significant to date and are not expected to have a significant adverse impact on the Company's future results of operations or it financial condition.

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

Item 2. Properties.

(a) The Malls

Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 26 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall). All of the Malls have department stores and other large space users as anchor tenants (the "Anchors"), as described in the table on the following pages. All of the Malls have numerous diversified retail stores, and in some instances a few office or non-retail tenants (the "Mall Stores"), which are located along enclosed malls connecting the Anchors. Additional freestanding retail stores and ground lease properties (the "Freestanding Stores") are located along the perimeter of the parking areas at 17 of the Malls. Unless otherwise indicated, the information provided in this Item 2 is stated as of December 31, 2001.

The Company, through the Partnerships, owns all of the properties in fee, except Palmer Park Mall, Shenango Valley Mall, Uniontown Mall and Crossroads Mall. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall, Uniontown Mall and Crossroads Mall are subject to third-party ground leases.

The total gross leasable area ("GLA") of the Malls is approximately 16.3 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including thirteen anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 60%, 35% and 5%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the enclosed Malls range in size from approximately 265,000 to 850,000 square feet of GLA with an average size of approximately 572,000 square feet of GLA. Each Mall has ample surface parking with 21 of the Malls having parking ratios above 5.0 per 1,000 square feet of GLA.

At December 31, 2001, 99% of the Company-owned anchor GLA was leased and occupied, and all twelve non-owned anchor stores were occupied. Vacant non-revenue generating anchor premises at December 31, 2001 consist of a former Proffitt's store at Oak Ridge Mall which closed in 1999 and a former J.C. Penney store at Carlisle Mall which closed in 1998.

Mall Store GLA was 87% leased at December 31, 2001, and freestanding space was 83% occupied at December 31, 2001. All references herein to occupancy rates and to leased space for mall shop tenants include signed leases with tenants that have not yet taken occupancy.

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

The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 23 are the largest, of which 12 are the only, enclosed regional shopping malls in their respective primary trade areas. No one Mall accounted for more than 5.6% of the total GLA of the Malls or 6.7% of total revenues for the year ended December 31, 2001.

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

Most of the leases for Mall Stores contain provisions allowing the Company to recover certain costs for common area maintenance, property taxes and other expenditures related to the day-to-day operations of the Malls. In addition, most of the Mall Store leases include provisions that allow the Company to recover costs associated with roof and parking lot repairs and other capital expenditures. Most Anchors also contribute to certain of these costs.

Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 2001:

				% of GLA		Lease or	Operating
				Leased as of		Easement	Covenant
Property/Location (1)	Square Feet of GLA (1)		December 31, 2001 (2)		Anchors	Expiration	Expiration

Pennsylvania

Capital City Mall	Mall	239,137		97.0%	Sears	2004
Camp Hill, PA	Anchor	324,462		100.0%	J.C. Penney	2010
	Freestanding	46, 158		100.0%	Hecht's (8)	2093	Sep-02
	Total GLA	609,757		98.8%

Carlisle Plaza Mall	Mall	142,341		57.3%	Bon-Ton	2005
Carlisle, PA	Anchor	154,335		74.8%	Albion
	Freestanding	45,209		86.9%	Antiques (4)	-
	Total GLA	341,885		68.4%	Vacant (4)	-

Chambersburg Mall	Mall	212,893		94.9%	Bon Ton	2005
Chambersburg, PA	Anchor	241,690		100.0%	Value City	2007
	Total GLA	454,583		97.6%	Sears	2010
					J.C. Penney	2012

Logan Valley Mall	Mall	330,721		91.9%	Kaufmann's	2005
Altoona, PA	Anchor	453,643		100.0%	Sears	2016
	Total GLA	784,364		96.6%	J.C. Penney	2017

Lycoming Mall	Mall	314,842		84.8%	J.C. Penney	2005
Williamsport, PA	Anchor	453,936		100.0%	Bon Ton	2006
	Freestanding	25,857		99.9%	Sears	2008
	Total GLA	794,635		94.0%	Value City	2008
					Kaufmann's (3)	2093	Aug-02

Nittany Mall	Mall	210,325		89.4%	Bon-Ton	2003
State College, PA	Anchor	317,316		100.0%	J.C. Penney	2005
	Freestanding	3,568		100.0%	Sears	2005
	Total GLA	531,209		95.8%	Kaufmann's (3)	2048	Mar-09

North Hanover Mall	Mall	132,137		90.9%	J.C. Penney	2006
Hanover, PA	Anchor	288,932		100.0%	Sears	2004
	Freestanding	28,836		30.7%	Bon Ton	2006
	Total GLA	449,905		92.9%	Black Rose
					Antiques (5)	-

Palmer Park Mall	Mall	131,820		76.8%	Bon-Ton	2014
Easton, PA	Anchor	314,235		100.0%	Boscov's	2018
	Freestanding	684		100.0%
	Total GLA	446,739		93.1%

Schuylkill Mall	Mall	275,560		67.1%	K-Mart	2005
Frackville, PA	Anchor	407,906		100.0%	Sears	2005
	Freestanding	45,773		90.5%	Phar-Mor	2006
	Total GLA	729,239		87.0%	Bon-Ton (8)	2032	Expired
					Black Diamond
					Antiques (12)	2003

Shenango Valley Mall	Mall	105,951		74.2%	J.C. Penney	2004
Sharon, PA	Anchor	385,276		100.0%	Sears	2005
	Freestanding	22,140		12.0%	Kaufmann's	2006
	Total GLA	513,367		90.9%

South Mall	Mall	76,316		99.8%	Bon-Ton	2005
Allentown, PA	Anchor	188,737		100.0%	Phar-Mor	2006
	Freestanding	141,674		78.2%	Stein Mart	2006
	Total GLA	406,727		92.4%

Uniontown Mall	Mall	240,577		85.5%	Value City	2002
Uniontown, PA	Anchor	411,381		100.0%	Sears	2003
	Freestanding	45,978		100.0%	Roomful Express
	Total GLA	697,936		95.0%	Furniture	2005
					J.C. Penney	2005
					Teletech	2005
					Bon-Ton	2006

Viewmont Mall	Mall	206,554		98.6%	J.C. Penney	2005
Scranton, PA	Anchor	532,058		100.0%	Sears	2005
	Freestanding	31,848		99.1%	Kaufmann's (8)	2050	Aug-02
	Total GLA	770,460		99.6%

Washington Crown Center	Mall	226,320		80.8%	Ames	2006
Washington, PA	Anchor	441,286		100.0%	Sears	2009
	Freestanding	3,132		100.0%	Bon-Ton	2010
	Total GLA	670,738		93.5%	Hollywood
					Theaters	2019
					Kaufmann's (8)	2048	Oct-09

Westgate, PA	Mall	-		0.0%	Bon-Ton (14)	2005
	Anchor	108,100		100.0%
	Freestanding	-		0.0%
	Total GLA	108,100		100.0%

West Manchester Mall	Mall	296,082		75.4%	Bon Ton	2007
York, PA	Anchor	407,366		100.0%	Value City	2011
	Total GLA	703,448		89.7%	Wal-Mart	2014
					Hecht's (3)	2094	Oct-02

Wyoming Valley Mall	Mall	238,586		93.3%	Bon-Ton	2007
Wilkes-Barre, PA	Anchor	585,676		100.0%	J.C. Penney	2007
	Freestanding	93,647		84.6%	Kaufmann's (6)	2007
	Total GLA	917,909		96.7%	Kaufmann's (6)	2007
					Sears	2006

Maryland

Francis Scott Key Mall	Mall	273,580		91.5%	J.C. Penney	2002
Frederick, MD	Anchor	431,063		100.0%	Sears	2003
	Freestanding	2,417		100.0%	Value City	2010
	Total GLA	707,060		96.7%	Hecht's (8)	2043

Valley Mall	Mall	254,082		99.3%	J.C. Penney	2009
Hagerstown, MD	Anchor	595,866		100.0%	Bon Ton	2014
	Freestanding	48,762		99.9%	R/C Theaters	2020
	Total GLA	898,710		99.8%	Sears (8) (13)	2044	Oct-09 (13)
					Hecht's (8)	2049	Oct-09 (13)

New Jersey

Phillipsburg Mall	Mall	230,076		85.9%	Sears	2004
Phillipsburg, NJ	Anchor	306,541		100.0%	Bon-Ton	2010
	Freestanding	15,065		76.8%	J.C. Penney	2010
	Total GLA	551,682		93.5%	K-Mart	2015

North Carolina

Jacksonville Mall	Mall	172,011		99.0%	J.C. Penney	2005
Jacksonville, NC	Anchor	242,121		100.0%	Belk Rhodes	2011
	Total GLA	414,132		99.6%	Sears	2011

Virginia

New River Valley Mall	Mall	188,064		86.1%	Belk Rhodes	2008
Christiansburg, VA	Anchor	240,753		100.0%	J.C. Penney	2008
	Total GLA	428,817		93.9%	Sears	2008
					Peebles	2009

Patrick Henry Mall	Mall	233,924		97.7%	Dillard's (7)	2008
Newport News, VA	Anchor	407,644		100.0%	Dillard's (7)	2013
	Total GLA	641,568		99.2%	J.C. Penney	2015
					Hecht's (8)	2048	Nov-08

Georgia

Mt. Berry Square	Mall	208,805		73.9%	J.C. Penney	2006
Rome, GA	Anchor	269,868		100.0%	Belk Rhodes	2011
	Total GLA	478,673		88.6%	Sears	2011
					Proffitt's	2012

Tennessee

Bradley Square	Mall	145,365		74.0%	Sears	2005
Cleveland, TN	Anchor	258,684		100.0%	J.C. Penney	2006
	Total GLA	404,049		90.7%	Proffitt's	2006

Oak Ridge Mall	Mall	226,869		31.5%	Sears	2005
Oak Ridge, TN	Anchor	467,460		88.6%	J.C. Penney	2007
	Freestanding	193,451		81.2%	Proffitt's	2013
	Total GLA	887,780		72.4%	Wal-Mart (8) (10)	2099
					Vacant (11)

West Virginia

Crossroads Mall	Mall	193,417		96.7%	J.C. Penney	2006
Mount Hope, WV	Anchor	256,248		100.0%	Sears	2006
	Total GLA	449,665		98.6%	Belk Rhodes	2008

Martinsburg Mall	Mall	165,149		77.8%	J.C. Penney	2011
Martinsburg, WV	Anchor	391,270		100.0%	Sears	2011
	Total GLA	556,419		93.4%	Wal-Mart	2011
					Bon-Ton	2012

Totals for all Malls	Mall	5,671,504		87.0%
	Anchor	9,883,853	(9)	99.1%
	Freestanding	794,199		83.0%
	Total GLA	16,349,556		94.1%

(1) Location is the major city or town nearest to the property, and is not necessarily the local jurisdiction in which the property is located. GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.

(2) Occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 2001.

(3) Tenant currently holds a long-term ground lease with nominal purchase option. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

(4) Albion Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 120 antique dealers. Albion Antiques is currently generating approximately $65,000 in annual net income from these tenants and accordingly this space is considered to be occupied in the accompanying occupancy statistics. The 38,000 square foot former J.C. Penney store remains vacant.

(5) Black Rose Antiques is the name given to the former Kmart anchor space now substantially leased on a month-to-month basis to approximately 160 antique dealers. Black Rose Antiques is currently generating approximately $166,000 in annual net income from these tenants, and accordingly this space is considered to be occupied in the accompanying occupancy statistics.

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

(9) Includes 1,530,000 square feet of space related to 12 stores that are owned or deemed owned under long-term lease purchase agreements by their anchor occupants, which are noted under (3) and (8) above.

(10) In July 2000 Wal-Mart purchased its store and 15.4 acres of land as further described in Note 14 o the Consolidated Financial Statements.

(11) In August 1999 Proffitt's lease on their 50,000 square foot store expired, and they vacated the store. This store remained vacant at December 31, 2001. Proffitt's continues to operate its other store in this mall.

(12) Black Diamond Antiques is the name given to the former anchor space now substantially leased on a month-to-month basis to approximately 51 antique dealers. Even though this operation is considered in the developmental phase, the space is considered to be occupied in the accompanying occupancy statistics.

(13) In April 2001, Sears acquired the land and building formerly owned by Montgomery Wards and Sears took assignment and assumption of the existing Reciprocal Construction Operation and Reciprocal Easement Agreement. Sears is expected to open their store in March 2002. Sears has committed to an operating covenant to expire in October 26, 2009.

(14) Refer to description below (The Anchor Pad).

(b) Other Properties

The Company also has ownership interests in Pasquerilla Plaza and the Anchor Pad, as described below, and also owns a total of approximately 64 acres of undeveloped land in the vicinity of certain of the Malls which is available for development, lease or sale to tenants or others.

Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 74,000 square feet as its headquarters space. Approximately 14,600 square feet is leased to Crown Associates and affiliates for annual base rent of approximately $278,000. Approximately 13,000 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than Crown Associates and affiliates was $238,000 for the year ended December 31, 2001.

The Anchor Pad. The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company and the Anchor Pad is ground leased by such third party to the Company. The site encompasses 10 acres with an approximately 108,100 gross square foot anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the anchor store and the freestanding building from the Company. The ground lease expired on November 22, 2000; the Company has exercised an option to purchase the land fee interest for $500,000. In 2000, the Company commenced an action in the Court of Common Pleas of Lehigh County, PA to compel the ground lessor to complete the purchase. An appeal taken by the ground lessor to a pre-trial order entered by the lower court in favor of the Company has been denied by both the Pennsylvania Superior and Supreme Courts. Rental revenue from the Anchor sublease was $291,000 in 2001.

Management and Leasing Contracts. In October 2001, the Company entered into a two-year contract to manage and lease Laurel Mall located in Laurel, Maryland. Laurel Mall contains 655,000 square feet of retail space and is centrally located in the Baltimore-Washington corridor. The contract began in December 2001 and represented the Company's first third party mall management contract. The Company had previously entered into two contracts to lease an enclosed mall and another retail property that are owned by third parties.

In connection with the execution of the Laurel Mall management contract, the Company issued warrants to the mall owner for up to 100,000 common shares of beneficial interest of the Company at an exercise price of $9.00 per share on the exercise date. The holder shall become vested in the warrant shares only if the Company is retained as manager for at least two years or if the Company resigns or is terminated. The warrant shall expire and shall no longer be exercisable five business days after December 31, 2006. In the event of the Company's termination, the warrants must be exercised within 30 days of such termination.

© Property Insurance

The Company's management believes that all Properties described herein under Items 2(a) and 2(b) which are owned by the Company, in whole or in part, are adequately covered by insurance.

Item 3. Legal Proceedings

The Company and its subsidiaries from time to time are subject to litigation and claims, both asserted and unasserted, incidental to their businesses, some of which may be substantial. After consultations with legal counsel and other advisors, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these matters. While these matters may impact quarterly or annual results of operations and cash flows when resolved in future periods, based upon information currently available, management does not believe that the ultimate resolution of these claims and litigation will have a material adverse effect on the financial position of the Company. The Shareholder litigation discussed below has not been resolved.

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

On January 9, 2001, the plaintiffs from the dismissed Warden action and a third individual filed a state court action in the Court of Common Pleas of Philadelphia County (the Stein action). In the Stein action, the plaintiffs allege state law claims against the Company which are substantially similar to the claims and allegations made in the Warden action and which were dismissed with prejudice by the United States District Court for the Western District of Pennsylvania and the Third Circuit Court of Appeals. After transfer of the Stein action to Cambria County, the plaintiffs agreed to settle their remaining individual claims. The settlement will be paid entirely by the Company's insurer.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the executive officers of the Company as of February 18, 2002.
Name	Age	Office with the Company

Mark E. Pasquerilla	42	Chairman of the Board of Trustees, Chief Executive Office, and President
Nicholas O. Antonazzo	64	Executive Vice President, Development
Thomas Stephenson	60	Executive Vice President, Asset Management
Terry L. Stevens	53	Trustee, Executive Vice President, Chief Financial Officer
Donato B. Zucco	61	Trustee, Senior Vice President, Chief Administrative Officer
Robert J. Griffith	55	Senior Vice President, Real Estate Leasing

Mark E. Pasquerilla, Chairman, Chief Executive Officer and President, directs all operational activities, establishes corporate policy and provides overall strategic direction for the Company. Mr. Pasquerilla was named President in 1990, Vice Chairman in 1998 and Chairman, CEO and President in 1999. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fullbright-Hayes Scholar. In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive Committee of AmeriServ Financial, Inc., and a member of the Board of Directors of Concurrent Technologies Corporation.

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

Donato B. Zucco, Ph.D., is Trustee, Senior Vice President and Chief Administrative Officer of the Company. He is responsible for a wide variety of administrative activities that support the Company's business units, which include Facilities Planning, Human Resources, Corporate Communications, Legal and Risk Management. Dr. Zucco joined the Company in January 1991 as Senior Vice President and Chief Administrative Officer and was named Trustee in October 1999. He also serves as a member of the Board of Directors of First National Bank of Pennsylvania. Dr. Zucco presides as the Mayor of the City of Johnstown.

Robert J. Griffith became Senior Vice President, Real Estate Leasing in 1995. Mr. Griffith is responsible for all aspects of the Company's mall shop leasing program. He has over twenty years of experience in the leasing field. Mr. Griffith is an active member of the International Council of Shopping Centers and is licensed by the Real Estate Commission of Pennsylvania.

The executive officers are elected annually by the Board of Trustees at an organization meeting which is held immediately after each Annual Meeting of Shareholders. The executive officers of the Company serve in the identical offices in each of the Partnerships.

PART II

Item 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

The shares are listed on the New York Stock Exchange (symbol: CWN). As of February 18, 2002, there were 26,208,049 common shares issued and outstanding, held by 1,082 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in 2001 and 2000 were as follows:

	2001			2000
	High	Low	Dividend	High	Low	Dividend

Quarter ended March 31	$6.95	$5.25	$0.2075	$6 1/2	$5 3/16	$0.2050
Quarter ended June 30	$8.72	$6.61	$0.2100	$6	$4 13/16	$0.2075
Quarter ended September 30	$8.70	$6.60	$0.2100	$6 5/16	$5 3/16	$0.2075
Quarter ended December 31	$8.10	$6.81	$0.2100	$6 1/16	$5 1/8	$0.2075

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Company is sole general partner in the Operating Partnership, and as of December 31, 2001 holds 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. The Operating Partnership directly owns the fee or leasehold interests in six malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in the Annual Report on Form 10-K.

Industry analysts historically have considered Funds from Operations ("FFO") to be an appropriate measure of performance for an equity REIT. Funds from Operations means net income (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization, and extraordinary and certain non-recurring items, and additionally includes cash flow support earned from Crown Investments (see Note 8 to the Consolidated Financial Statements). Management believes that Funds from Operations is an appropriate measure of the Company's operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets. Gains on sales of outparcel land are included in this measure of performance. Gains or losses on sales of operating properties and anchor store locations are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

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



Item 6. Selected Financial Data (continued)
	Year Ended December 31,
	2001	2000	1999	1998	1997
		(10)	(5), (10)	(5), (10)	(5), (10)
	(in thousands, except per share data)
Operating Data:
Total revenues	$184,886	$181,348	$169,217	$157,440	$140,697
Operating costs:
Property operating costs	65,763	64,810	61,054	59,242	53,482
Depreciation and amortization	48,885	47,754	44,306	41,712	38,311
General and administrative expenses	5,456	5,167	4,751	5,066	4,698
Restructuring costs		369	2,251
Operating income before interest	64,782	63,248	56,855	51,420	44,206
Interest	(55,014)	(57,062)	(51,075)	(45,417)	(42,663)
Gain on sale of property	437	700	1,761	1,210	1,051
Income before minority interest and
extraordinary items	10,205	6,886	7,541	7,213	2,594
Minority interest in Operating Partnership	(4,999)	(664)	1,734	8,363	1,644
Cumulative effect of change in accounting method				(1,703)
Extraordinary loss on early extinguishment of debt		(243)		(22,512)	(2,331)
Net income (loss)	5,206	5,979	9,275	(8,639)	1,907
Dividends on preferred shares	(13,613)	(13,695)	(13,750)	(13,750)	(6,646)
Net (loss) applicable to common shares	$(8,407)	$(7,716)	$(4,475)	$(22,389)	$(4,739)
Per share data (after minority interest): (1)
Basic EPS:
Loss before extraordinary items	$(0.32)	$(0.28)	$(0.17)	$(0.18)	$(0.11)
	Cumulative effect of change in accounting method			(0.05)
Extraordinary items		(0.01)		(0.62)	(0.06)
Net (loss)	$(0.32)	$(0.29)	$(0.17)	$(0.85)	$(0.17)
Diluted EPS:
Loss before extraordinary items	$(0.32)	$(0.28)	$(0.17)	$(0.18)	$(0.11)
	Cumulative effect of change in accounting method			(0.05)
Extraordinary items		(0.01)		(0.62)	(0.06)
Net (loss)	$(0.32)	$(0.29)	$(0.17)	$(0.85)	$(0.17)

Other Data:
EBITDA (2 & 4)	$116,731	$117,080	$108,288	$98,499	$88,028
Funds from Operations (FFO): (3, 4, & 5)
Net income (loss)	$5,206	$5,979	$9,275	$(8,639)	$1,907
Adjustments:
Minority interest in Operating Partnership	4,999	664	(1,734)	(8,363)	(1,644)
Less gain (loss) on asset sales other than outparcels		224	(1,290)
Depreciation and amortization	48,885	47,754	44,306	41,712	38,311
Depreciation in JV and other line items	1,740	1,673	1,619	1,280	1,371
Operating covenant amortization		2,623	2,630	2,630	2,630
Cash flow support earned (11)	3,067	2,902	2,973	3,784	3,733
Cumulative effect of change in accounting method				1,703
Extraordinary loss on early extinguishment of debt		243		22,512	2,331
Funds from Operations before allocations to
preferred shares and minority interest	63,897	62,062	57,779	56,619	48,639
Less:
Amounts allocable to preferred shares	13,613	13,695	13,750	13,750	6,646
Amounts allocable to minority interest	13,722	13,316	12,121	11,653	10,810
Funds from Operations applicable to
common shares	$36,562	$35,051	$31,908	$31,216	$31,183
Weighted average common shares outstanding - basic	26,208	26,208	26,208	26,393	27,228
Weighted average common shares outstanding - diluted	26,208	26,208	26,208	26,393	27,228
Weighted average common shares and Operating
Partnership units outstanding - basic	36,164	36,164	36,164	36,317	36,667
Weighted average common shares and Operating
Partnership units outstanding - diluted	36,164	36,164	36,164	36,317	36,667
Cash Flows:
Net cash provided by operating activities	$68,389	$58,286	$56,939	$56,984	$38,976
Net cash (used in) investing activities	(22,479)	(30,625)	(49,683)	(104,725)	(71,012)
Net cash (used in) provided by financing activities	(43,524)	(30,219)	(3,597)	51,781	34,059

(1), (2), (3), (4), (5), (10), (11) - See page 18 for explanation.





Item 6. Selected Financial Data (continued)

	December 31,
Balance Sheet Data:	2001	2000	1999	1998	1997

Income-producing properties (before accumulated
depreciation and amortization)	$1,228,800	$1,215,879	$1,184,696	$1,134,349	$1,024,641
Total assets	826,780	855,501	875,208	869,288	785,949
Total debt and liabilities	761,657	758,929	746,630	708,047	570,845
Minority interest (debit) credit	(3,303)	(3,050)	2,727	11,724	25,334
Shareholders' equity	65,123	96,572	125,851	149,517	189,770

Portfolio Property Data (6):

Number of retail properties at end of year	27	27	28	28	26

Total GLA at end of year (000 sq. ft.) (7)	16,350	16,265	16,378	15,948	14,999

Mall shop GLA at end of year (000 sq. ft.)	5,672	5,648	5,779	5,734	5,539

Comparable store mall shop tenant sales per square foot (8)	$268	$265	$258	$242	$228

Mall shop occupancy percentage at year end (9)	87%	86%	84%	82%	79%

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

(8) Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $1,050 million, $1,048 million, $1,010 million, $909 million, and $721 million for 2001 to 1997, respectively. Sales reported for 2001 to 1997 for all owned anchor stores were $ 1,237 million, $1,234 million, $1,286 million, $1,249 million, and $1,132 million, respectively. The Company owns 94 of 106 anchor store premises as of December 31, 2001.

(9) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.

(10) Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(11) The cash flow support agreement is with a related party, as discussed in more detail in Note 8 to the Consolidated Financial Statements.



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

The properties held by the Company at December 31, 2001 consist of: (i) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and approximately 64 acres of undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (ii) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (iii) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (iv) a parcel of land (under ground lease with purchase option) improved with a building leased to a department store chain.

(b) Funds from Operations

Year ended December 31, 2001 versus year ended December 31, 2000

The total FFO for 2001 (before allocations to minority interest and to preferred shareholders) was $63.9 million compared to $62.1 million in 2000, a 3.0% increase. FFO allocable to common shares increased from $35.1 million in 2000 to $36.6 million in 2001, an improvement of $1.5 million. Average common shares outstanding during both 2001 and 2000 were approximately 26,208,000. The number of properties were the same for both years, except for Greater Lewistown Shopping Plaza, a non-enclosed shopping center, which was sold in June 2000.

The increase in FFO of $1.8 million before allocations to minority interest and to preferred dividends versus 2000 was due primarily to the following: (i) a net $1.0 million increase in mall shop and anchor base and percentage rents, consisting of a $2.2 million increase in mall shop base rents due to a slightly higher occupancy and higher average rents; a $0.2 million decrease in anchor base rents; and a $1.0 million decrease in mall shop and anchor percentage rents due to lower sales volume; (ii) $1.2 million in higher lease buyout income due to lease termination fees received from numerous tenants; (iii) $0.7 million in higher straight-line rents; (iv) $2.0 million in lower interest expense, primarily as a result of lower LIBOR rates on floating-rate debt; (v) $0.3 million in higher temporary and seasonal leasing income; (vi) $0.2 million in higher cash flow support payments; and (vii) $0.1 million in higher net construction income and miscellaneous mall income. These positive variances were partially offset by (viii) $2.8 million in higher property operating costs, net of tenant reimbursements comprised of $2.2 million in higher property operating costs including $0.3 million of accrued environmental remediation costs, and a slightly lower rate of cost recovery from tenants; (ix) $0.5 million in lower gain on the sale of outparcel land; (x) $0.3 million in lower fees on the sale of non-REIT assets; and (xi) $0.1 million in higher general and administrative expenses, offset by $0.4 million in restructuring costs that occurred in 2000.

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

(c) EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the years ended December 31, 2001, 2000, and 1999 ($000):
	Year Ended December 31,
	2001	2000	1999

Net income	$ 5,206	$ 5,979	$ 9,275
Minority interest in Operating Partnership	4,999	664	(1,734)
Income before minority interest	10,205	6,643	7,541
Gain (loss) on sale of depreciable assets	-	224	(1,290)
Interest	55,014	57,062	51,075
Depreciation and amortization	48,885	47,754	44,306
Restructuring costs	-	369	2,251
Extraordinary items	-	243	-
Operating covenant amortization included
as a reduction of minimum rent	-	2,623	2,630
Depreciation in G & A, in recoverable costs	1,430	1,318	1,424
Interest on 50% joint venture	655	329	-
Depreciation on 50% joint venture	542	515	351
Total EBITDA, as reported	$116,731	$117,080	$108,288

Year ended December 31, 2001 versus year ended December 31, 2000

Total EBITDA for the year ended December 31, 2001 was $116.7 million, a slight decrease from 2000's reported EBITDA of $117.1 million. This decrease was primarily the result of higher property operating costs, net of recoveries, and lower gain on outparcel sales, offset by higher mall shop base rents, higher lease buyout income, higher temporary and seasonal rents, and higher straight-line rents.

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

Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

	2001	2000	1999

Anchors (owned locations)	$ 1,237	$ 1,234	$ 1,286
Mall shop tenants, excluding
Freestanding, theater, and
Supermarkets	1,050	1,048	1,010

The above data excludes sales from all seasonal and temporary tenants who generally do not report their sales to the Company. The Company owned 94 of 106 anchor store locations at December 31, 2001.

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
	2001	2000	1999

March 31	$ 19.57	$ 18.82	$ 17.95
June 30	19.60	19.01	18.07
September 30	19.76	19.25	18.34
December 31	19.78	19.44	18.63

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
	2001	2000	1999

Comparable mall store sales per square foot	$268	$265	$258
Occupancy cost percentage at period end	10.1%	10.2%	10.1%

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
	2001	2000	1999

March 31	85%	84%	82%
June 30	84%	85%	82%
September 30	85%	85%	83%
December 31	87%	86%	84%

At December 31, 2001, anchor occupancy was 99.1% and total portfolio occupancy (anchors, mall stores and freestanding) was 94.1%.

(e) Results of Operations

Year ended December 31, 2001 versus year ended December 31, 2000

Revenues

Components of minimum rents and percentage rents for the years ended December 31, 2001, 2000, and 1999 are as follows ($000):
	Year Ended December 31,
	2001	2000	1999
Components of Minimum Rents:
Anchors - base rents	$24,590	$24,820	$24,307
Mall shops & freestanding - base rents	82,221	80,886	74,660
Mall shops & freestanding - percentage rent in
lieu of fixed base rent	3,133	2,612	2,489
Straight line rental income	774	89	745
Ground leases - base rents	2,343	1,977	2,057
Lease buyout income	1,736	538	350
Operating covenant amortization	-	(2,623)	(2,630)
Total minimum rents	$114,797	$108,299	$101,978
Components of Percentage (Overage) Rents:
Anchors	$2,858	$3,356	$3,352
Mall shops, freestanding, and ground leases	4,349	4,868	3,725
Total Percentage (Overage) Rents	$7,207	$8,224	$7,077

Total revenues in 2001 were $184.9 million, an increase of $3.6 million, or 2.0%, over 2000's revenues of $181.3 million. Revenues in prior years have been reclassified to be consistent with the current year presentation. This reclassification is the result of reflecting utility redistribution income on a gross basis. Revenues were increased by $10.8 million, $11.0 million, and $11.3 million in 2001, 2000, and 1999, respectively, due to this classification.

The primary reasons for the revenue growth of $3.6 million in 2001 were higher base rents from mall shops, higher temporary and seasonal leasing, higher lease termination fees, and higher straight-line rents. These positive impacts on revenues were partially offset by lower percentage rents, lower base rents from anchor tenants, and lower construction income.

Property Operating Costs

Property operating and administrative costs, including utility redistribution costs, but excluding depreciation and amortization, increased from $64.8 million in 2000 to $65.8 million in 2001, or 1.5%. The year 2000 contained $1.2 million of expense related to construction costs incurred for an anchor tenant. Most of the increased expense in 2001 was attributable to higher operating costs, including higher environmental expense, higher maintenance costs, and higher security expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million in 2001, primarily as a result of higher amortization of tenant improvement costs.

General and Administrative

General and administrative expenses, net of capitalized amounts, increased by $0.3 million in 2001 compared to 2000. Gross spending was $0.5 less than in 2000 due to the continuation of the Company's cost containment efforts. This reduction in gross spending, however, was offset by lower capitalization of construction department costs due to a lower volume of construction expenditures.

Interest Expense, Net

Interest expense (net of capitalized amounts and interest income) for 2001 was $55.0 million, a decrease of $2.0 million compared to 2000. Most of this decrease was attributable to: (i) numerous decreases throughout 2001 in LIBOR rates, impacting interest expense on all variable-rated debt; and (ii) lower amortization of deferred financing costs.

Gain on Sale of Outparcel Land

The gain on sale of outparcel land was $0.4 million in 2001 compared to $0.9 million in 2000. This decrease was directly the result of fewer outparcel sales in 2001.

Year ended December 31, 2000 versus year ended December 31, 1999

Total revenues were $181.3 million in 2000, an increase of $12.1 million, or 7.2%, over 1999's revenues of $169.2 million. Revenues increased in 2000 primarily due to higher base and percentage rents due to higher occupancy, higher average rents, and higher mall shop sales. In addition, year 2000 revenues include $1.7 million in construction income related to an anchor tenant.

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

Statement on Accounting Policies

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The implementation of SFAS 142 is not expected to have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") whose provisions discuss the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The implementation of SFAS 143 which is effective January 1, 2003, is not expected to have a material effect on the Company's results of operations or financial position.

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

Accounting for Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At December 31, 2001 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the common partnership distributions have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The Cash Flow Support Agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (now three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2001 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2001 has been limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $6.0 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the calendar year ended December 31, 2001. On a cumulative basis, $8.6 million of such losses have been absorbed by the Company, through and including December 31, 2001.

(f) Cash Flows, Liquidity and Capital Resources

For the years ended December 31, 2001, 2000, and 1999, the Company generated $68.4 million, $58.3 million, and $56.9 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

2001 Cash Flows

During 2001, the Company generated $68.4 million in cash flows from operating activities, which includes a positive impact of $6.4 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company invested $23.4 million in its existing properties in 2001 which included $10.4 million in tenant allowances, $3.3 million in the expansion of Phillipsburg Mall to accommodate an H & M store, and $9.7 million in various other operational capital expenditures. The Company used $43.5 million in its financing activities, which included (i) additional borrowings of $16.8 million, net of escrow deposits and issuance costs; (ii) $19.5 million of loan amortization and debt repayments; (iii) $43.9 million of common and preferred dividends; and (iv) $3.1 million of cash flow support (see Note 8 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from its lines of credit, property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, debt service on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to the shareholders at a level necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code (see Note 2 to the Consolidated Financial Statements). The amount of dividends required to be paid in order to maintain REIT status for 2001 was $15.9 million. This is significantly less than the total $43.9 million in dividends paid on preferred and common shares in 2001. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

As described in Note 5 to the Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or increase depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At December 31, 2001 the borrowing capacity was approximately $152.3 million and will be reduced in the first quarter of 2002 by about $3.0 million due to the bankruptcy filing of Kmart in January (there is one Kmart anchor store in the six malls). Management does not believe this Kmart store will be closed due to the relatively strong level of sales generated by this store. As also described in Note 5, twenty malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Several of the company's loans and its lines of credit contain financial covenants; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the year ended December 31, 2001 and through the date hereof except for requirements under the GECC Mortgage Loan, the GECC line of credit and the loan on Capital City Mall that closed on January 3, 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded below required levels by certain rating agencies; subsequent to year end, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. There are no major expansions ore renovations planned to occur in 2002.

In October 2001, the Company executed a three year extension to July 2005 of a $16.0 million mortgage loan that was scheduled to mature in mid-2002. The interest rate on the mortgage loan will change in July 2002 from a fixed rate of 7.66% to a floating rate of LIBOR plus 2.00%; annual debt service will be reduced from current levels at this time as well.

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall in Harrisburg, PA with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of approximately 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, will be recorded as an extraordinary loss (non-FFO) in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

As of December 31, 2001, the scheduled principal payments on all outstanding debt are $19.3 million, $10.1 million, $192.1 million, $21.3 million, and $10.4 million for the years ended December 31, 2002 through 2006, respectively, and $467.5 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2001, 2000, and 1999 were 2.09 to 1, 2.07 to 1, and 2.06 to 1, respectively.

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

Item 7 (a) Quantitative and Qualitative Disclosures About Market Risk

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at December 31, 2001.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with $115.0 million of variable-rate debt, which represents 16% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Year ending December 31,
	2002	2003	2004	2005	2006	2007 and Thereafter
Long-term debt
Fixed rate debt	$ 19.3	$ 10.1	$ 77.1	$ 21.3	$ 10.4	$467.5
Average interest rate	8.19%	7.27%	7.80%	7.39%	7.25%	7.53%
Variable rate debt	-	-	$115.0	-	-	-
Average interest rate	-	-	4.18%	-	-	-

Interest rate risk for the Company decreased in 2001 due to a decrease in variable rate debt from $141.1million at December 31, 2000 to $115.0, million at December 31, 2001. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company has entered into interest rate derivative instruments to mitigate such risks in 2001, and as of December 31, 2001, the Company had $35 million of swap agreements outstanding. Except for the changes just mentioned, the market risk exposures are not substantially different from what existed at December 31, 2000.

A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.2 million based on the level of variable rate debt outstanding at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of

Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown American Realty Trust and subsidiaries, as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included in Part IV of the 2001 Form 10-K are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania

January 24, 2002

(except Note 5 which is

dated March 6, 2002)



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000	1999

	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$114,797	$108,299	$101,978
Percentage rent	7,207	8,224	7,077
Property operating cost recoveries	35,423	36,323	34,314
Temporary and promotional leasing	11,090	10,840	10,654
Utility redistribution income	14,133	14,533	14,499
Miscellaneous income	2,236	3,129	695
	184,886	181,348	169,217
Property operating costs:
Recoverable operating costs	48,992	47,549	45,346
Property administrative costs	2,728	2,583	2,375
Other operating costs	3,274	3,707	1,991
Utility redistribution expense	10,769	10,971	11,342
Depreciation and amortization	48,885	47,754	44,306
	114,648	112,564	105,360
	70,238	68,784	63,857
Other expenses:
General and administrative	5,456	5,167	4,751
Restructuring costs		369	2,251
Interest, net	55,014	57,062	51,075
	60,470	62,598	58,077
	9,768	6,186	5,780
Property sales:
Gain on sale of outparcel land	437	924	471
Gain (loss) on asset sales		(224)	1,290
	437	700	1,761
Income before extraordinary items and minority
interest	10,205	6,886	7,541

Extraordinary loss on early extinguishment of debt		(243)

Income before minority interest in
Operating Partnership	10,205	6,643	7,541

Minority interest in Operating Partnership	(4,999)	(664)	1,734

Net income	5,206	5,979	9,275

Dividends on preferred shares	(13,613)	(13,695)	(13,750)

Net loss allocable to common shares	$(8,407)	$(7,716)	$(4,475)

Per common share information:
Basic and Diluted EPS
Loss before extraordinary items	$(0.32)	$(0.28)	$(0.17)
Extraordinary items		(0.01)
Net loss	$(0.32)	$(0.29)	$(0.17)

Weighted average shares outstanding (000)	26,208	26,208	26,208

	The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	December 31,
	2001	2000

	(in thousands, except share
	and per share data)
Assets

Income-producing properties:
Land	$147,759	$145,936
Buildings and improvements	1,035,761	1,024,191
Deferred leasing and other charges	45,280	45,752
	1,228,800	1,215,879
Accumulated depreciation and amortization	(468,563)	(430,474)
	760,237	785,405

Minority interest in Operating Partnership	3,303	3,050

Other Assets:
Investment in joint venture	3,705	4,424
Cash and cash equivalents	16,999	14,613
Restricted cash and escrow deposits	7,998	7,956
Tenant and other receivables	14,871	18,191
Deferred charges and other assets	19,667	21,862
	$826,780	$855,501

Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties	$720,729	$722,848
Accounts payable and other liabilities	40,928	36,081
	761,657	758,929

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11.00% cumulative,
$.01 par value, 2,500,000 shares authorized and issued at both
December 31, 2001 and 2000	25	25
Common shares, par value $.01 per share, 120,000,000 shares authorized,
27,742,317 shares issued at both December 31, 2001 and 2000	277	277
Additional paid-in capital	317,450	317,475
Accumulated deficit	(235,980)	(205,624)
	81,772	112,153

Less common shares held in treasury at cost, 1,534,398 shares
at both December 31, 2001 and 2000	(14,652)	(14,652)

Less preferred shares held in treasury at cost, 25,000 shares at both
December 31, 2001 and 2000	(929)	(929)
Accumulated other comprehensive loss	(1,068)
	65,123	96,572
	$826,780	$855,501

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001		2000		1999

	(in thousands)
Cash flows from operating activities:
Net income	$5,206		$5,979		$9,275
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership	4,999		664		(1,734)
Equity earnings in joint venture	(344)		(210)		(235)
Depreciation and amortization	52,176		53,991		50,071
(Gain) loss on asset sales			224		(1,290)
Extraordinary loss on early extinguishment of debt			243
Restructuring costs			369		2,251
Net changes in:
Tenant and other receivables	3,320		(2,423)		1,571
Restricted cash and escrow deposits	250		75		(125)
Deferred charges and other assets	(997)		1,297		(1,583)
Accounts payable and other liabilities	3,779		(1,923)		(1,262)
Net cash provided by operating activities	68,389		58,286		56,939

Cash flows from investing activities:
Investment in income properties	(23,374)		(46,115)		(53,179)
Change in investing escrow deposits	201		6,120		(475)
Proceeds from asset sales			8,898		3,361
Distributions from joint venture	694		472		610
Net cash used in investing activities	(22,479)		(30,625)		(49,683)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and
prepayment penalties	16,918		63,916		56,349
Cost of issuance of debt	(79)		(2,159)		(2,351)
Debt repayments	(19,530)		(50,328)		(17,350)
Dividends and distributions paid on common shares and
partnership units	(30,287)		(29,926)		(29,474)
Dividends paid on senior preferred shares	(13,613)		(13,695)		(13,750)
Net proceeds from exercise of share options and from dividend
reinvestment plan					6
Purchase of senior preferred shares held in treasury			(929)
Cash flow support payments	3,067		2,902		2,973
Net cash used in financing activities	(43,524)		(30,219)		(3,597)

Net increase (decrease) in cash and cash equivalents	2,386		(2,558)		3,659

Cash and cash equivalents, beginning of period	14,613		17,171		13,512

Cash and cash equivalents, end of period	$16,999		$14,613		$17,171

Supplemental Disclosures:

Interest paid (net of amounts capitalized)	$53,152		$54,765		$49,362
Interest cost capitalized	$38		$839		$1,636
Other comprehensive income (loss) - hedging activities	$(1,068)	$		$

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity

								Senior
						Common		Preferred		Accumulated
Common		Senior		Additional		Shares		Shares		Other
Shares		Preferred	Common	Paid-in	Accumulated	Held in		Held in		Comprehensive
Outstanding		Shares	Shares	Capital	Deficit	Treasury		Treasury		Loss	Total

(in thousands)		(in thousands)

26,207	Balance, December 31, 1998	$25	$277	$314,252	$(150,385)	$(14,652)	$		$		$149,517

	Common shares issued under
1	employee option plan			6							6
	Transfer in (out) of limited
	partner's interest in the
	Operating Partnership			8							8
	Capital contributions from
	Crown Investments Trust:
	Cash flow support			2,155							2,155
	Net income				9,275						9,275
	Dividends paid or accrued:
	Preferred shares				(13,750)						(13,750)
	Common shares				(21,360)						(21,360)

26,208	Balance, December 31, 1999	25	277	316,421	(176,220)	(14,652)					125,851

	Preferred shares (25) purchased
	and held in treasury							(929)			(929)
	Transfer in (out) of limited
	partner's interest in the
	Operating Partnership			(57)							(57)
	Capital contributions from
	Crown Investments Trust:
	Cash flow support			1,111							1,111
	Net income				5,979						5,979
	Dividends paid or accrued:
	Preferred shares				(13,695)						(13,695)
	Common shares				(21,688)						(21,688)

26,208	Balance, December 31, 2000	25	277	317,475	(205,624)	(14,652)		(929)			96,572

	Comprehensive loss:
	Net income				5,206						5,206
	Net loss on cash-flow
	hedging activities									(1,068)	(1,068)
	Total comprehensive income				5,206					(1,068)	4,138
	Transfer in (out) of limited
	partner's interest in the			(25)							(25)
	Operating Partnership
	Dividends paid or accrued:
	Preferred shares				(13,613)						(13,613)
	Common shares				(21,949)						(21,949)

26,208	Balance, December 31, 2001	$25	$277	$317,450	$(235,980)	$(14,652)		$(929)		$(1,068)	$65,123

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

Nature of Operations

The Company is a fully-integrated real estate company primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other specialty retailers. Approximately 59% of the Company's revenues were derived from malls located in Pennsylvania. The Company's top five tenants in terms of 2001 total revenues are as follows:
	Percent of Total Revenues
	2001	2000

Sears Roebuck and Co.	5.3%	5.2%
J C Penney, Inc.	4.1%	4.1%
Gap, Inc.	3.2%	2.7%
The Bon-Ton Stores, Inc.	3.1%	2.9%
Venator Group	2.4%	2.3%

The Properties currently consist of: (1) 26 wholly-owned enclosed shopping malls (and adjacent outparcels and strip centers at certain of the enclosed malls) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain. The Company also owns approximately 64 acres of land in the vicinity of certain of the mall properties which are held for development, ground lease, or sale to third parties.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns six malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at December 31, 2001 the Company held 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements.

Revenues and expenses for 1999 and 2000 have been reclassified to be consistent with the current year presentation. This reclassification is the result of reflecting utility redistribution income and expense on a gross basis. Revenues and expenses were increased by $10.8 million, $11.0 million, and $11.3 million in 2001, 2000, and 1999, respectively, due to this reclassification. This change had no effect on prior years net income.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Income-Producing Properties

Income-producing properties are recorded at the lower of cost net of depreciation, or net realizable value. Included in such costs are acquisition, development, construction, tenant improvements, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations. Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Depreciation on buildings and improvements is provided on individual components, using the straight-line method over estimated useful lives of 10 to 45 years resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements and deferred leasing costs is provided using the straight-line method over the initial term of the related leases. Unamortized balances of tenant improvement costs and deferred leasing costs are fully written off as additional amortization expense in the year in which a tenant vacates.

With respect to assets held for the long-term production of income, the Company assesses impairment based on whether the estimated future net cash flows expected to be generated by the asset (undiscounted and without interest) is in excess of the net book value of the asset. If a property held for long term production of income is impaired, its basis is adjusted to fair value. With respect to assets held for sale, the Company assesses impairment based on whether the net realizable value (estimated fair value sales price less direct cost to sell) is in excess of the net book value of the asset at the mall level where a separately identifiable cash flow stream exists. If a property held for sale is impaired, its net book value is adjusted to fair value less estimated direct cost to sell.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Such capitalized costs were $5.5 million, $6.5 million, and $7.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. All other repair and maintenance items are expensed as incurred. Total expensed repairs and maintenance costs were $11.1 million, $10.9 million, and $10.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

Substantially all of the income-producing properties have been pledged to secure the Company's currently outstanding debt and lines of credit.

Interest and Financing Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $0.0 million, $0.8 million, and $1.6 million, for the years ended December 31, 2001, 2000, and 1999, respectively. Interest expense includes amortization of deferred financing costs related to completed financings (see Note 3 to the Consolidated Financial Statements) and is net of miscellaneous interest income on cash and escrow deposit balances aggregating $ 0.8 million, $1.2 million, and $1.7 million, for the years ended December 31, 2001, 2000, and 1999, respectively. Deferred financing costs are based on actual costs incurred in obtaining the financing and are amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early are written off as an extraordinary item.

Revenue Recognition

The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its tenant leases as operating leases. Minimum rents are recognized on a straight-line basis; as such, the rental revenues for leases which contain rent abatements and contractual increases are recognized on a straight-line basis over the initial term of the related lease. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the expenses are incurred. These recoveries also include certain capital expenditures that are recovered from the tenants in the period the depreciation is recognized. Percentage rent is recognized at the point in time a specific tenant's sales breakpoint is achieved. Lease termination fees received by the Company from its tenants are recognized as income in the period received.

Reserves have been established for estimated uncollectable accounts. These reserves include amounts for tenant base rents and recoveries and reserves for step rent receivables, which may arise due to tenant bankruptcies or early terminations. These reserves in the aggregate represented approximately 15% and 14% of the related accounts receivable balances at December 31, 2001 and 2000, respectively.

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

During 2001, a new Taxable REIT Subsidiary (a "TRS") was formed to conduct certain business activities that are not customarily performed by a REIT. A TRS will be subject to federal and state income taxes on its net taxable income. There was a very limited amount of activity in the TRS during 2001.

The Company's taxable income (before the dividends paid deduction) for the years ended December 31, 2001, 2000, and 1999, was approximately $17.6 million, $8.7 million, and $13.6 million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. In order to maintain REIT status, the Company must distribute to its common and preferred shareholders at least 95% of its taxable income in the form of deductible dividends. Effective for the Company's 2001 tax year, the distribution requirement declined to 90% of its taxable income. This required distribution is significantly less than the amounts actually distributed each year since 1993 when the Company elected REIT status.

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

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:
	Total Paid	Current
	Per Common	Taxable	Non-Taxable
	Share	Dividends	Return of Capital

Year ended December 31, 2001	$0.8375	30%	70%
Year ended December 31, 2000	$0.8275	0%	100%
Year ended December 31, 1999	$0.8150	5%	95%

During the years ended December 31, 2001, 2000, and 1999, the Company paid dividends of $5.50 per preferred share. The 2001 preferred dividends were 100% taxable income and 0% return of capital, the 2000 preferred dividends were 80% taxable income and 20% return of capital, and the 1999 dividends were 100% taxable income.

Investment in Joint Venture

The Company's 50% joint venture investment in Palmer Park Mall Venture, which owns Palmer Park Mall (not managed by the Company), is accounted for under the equity method. As such, the Company's 50% share of the joint venture's net income is reflected in miscellaneous income in the period earned and distributions received from the joint venture are reflected as a reduction in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $3.2 million at December 31, 2001, with a remaining amortization period of approximately 9 years. Amortization expense was $0.4 million in each of the three years ended December 31, 2001. Beginning in 2002, the Company will be subject to the applicable provisions of SFAS 142 on this amount and, therefore, no additional amortization expense will be recorded and the Company will evaluate the excess investment for any impairment. The Company has guaranteed $9.5 million of the total $19.0 million of mortgage debt owed by Palmer Park Mall Venture.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At December 31, 2001 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under generally accepted accounting principles, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The Cash Flow Support Agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2001 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2001 has been limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $6.0 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the calendar year ended December 31, 2001. On a cumulative basis, $8.6 million of such losses have been absorbed by the Company, through December 31, 2001.

Cash and Cash Equivalents

Cash and cash equivalents includes all unrestricted cash and cash equivalent investments with original maturities of three months or less.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted under SFAS No. 128, diluted and basic loss per common share are identical in each year ended December 31, 2001, 2000, and 1999.

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 568,946, 940,720, and 1,022,345 for the years ended December 31, 2001, 2000 and 1999, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for 2001, 2000, and 1999 would have included approximately 133,000 shares, 16,000 shares, and 0 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The implementation of SFAS 142 is not expected to have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") whose provisions discuss the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The implementation of SFAS 143 which is effective January 1, 2003, is not expected to have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has early adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and its implementation did not have a material effect on the Company's results of operations or financial position.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):
	December 31, 2001	December 31, 2000

Deferred financing costs	$ 7,417	$ 9,200
Prepaid expenses and miscellaneous receivables	5,250	5,156
Furniture, fixtures, equipment, and other	7,000	7,506
	$19,667	$21,862

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 2001, consists of approximately $3.6 million related to the $465 million mortgage debt refinancing with GECC in August 1998, approximately $2.9 million related to the GECC line of credit entered into in 1997 and the modifications and expansions thereto in 1999 and 2000, and $0.9 million for new debt obtained after the formation of the Company. Amortization of deferred financing costs was $1.9 million, $2.3 million, and $1.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $0.0 million, $0.2 million and $0.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred financing costs incurred and capitalized were $0.1 million, $2.4 million, and $3.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Deferred Operating Covenant Costs

During fiscal year 1991, approximately $23 million was paid to three anchor tenants with respect to leases at ten of the malls and in 1992 an additional $4 million was paid in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases beyond fiscal year 2000. In April 1993, an additional $0.2 million was paid to another tenant to obtain similar rights. These costs were capitalized and were amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million in each of the years ended December 31, 2000, and 1999. At December 31, 2000, these deferred operating covenants have been amortized in full.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregated approximately $9.0 million. As of December 31, 2000, all of these costs had been incurred and capitalized in the consolidated financial statements.

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

The restructuring costs are shown as a separate line item in the Consolidated Statements of Operations. Approximately $0.1 million was paid out during 2001 related to the three restructuring programs outlined above. Approximately $0.1 million of liability remains at December 31, 2001 and is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheet. It is expected that all of the remaining liability will be paid in 2002.

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	December 31, 2001	December 31, 2000

GECC mortgage loan	$ 457,195	$ 463,478
Permanent loans	113,506	118,253
Secured lines of credit	150,028	141,117
	$ 720,729	$ 722,848

GECC Mortgage Loan

On August 28, 1998, the Company closed a $465 million 10-year mortgage loan with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance the $280.6 million remaining balance of the Kidder Mortgage Loans, which were originated at the time of the Company's initial public offering, a $110.0 million interim mortgage, and a $30.0 million secured term loan. The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $200.0 million of the Kidder Mortgage Loans and the $30.0 million secured term loan that were pre-paid prior to their maturity dates. The prepayment penalties for the Kidder Mortgage Loans and the $30 million term loan were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Kidder Mortgage Loans and the $110.0 million interim mortgage loan were written off. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls owned by separate special purpose partnerships (see below). The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. Crown Investments has guaranteed $250 million of the GECC Mortgage Loan.

Permanent Loans

At December 31, 2001, permanent loans consisted of eight loans secured by six properties owned by the Operating Partnership or its subsidiaries. Included in permanent loans is a $1.9 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by the Company's headquarters which is being amortized through October 2006. A $0.9 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $0.9 million letter of credit. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.4 million.

In October 2001, the Company executed a three year extension to July 2005 of a $16.0 million mortgage loan that was scheduled to mature in mid-2002. The interest rate on the mortgage loan will change in July 2002 from a fixed rate of 7.66% to a floating rate of LIBOR plus 2.00%; annual debt service will be reduced from current levels at this time as well.

In addition, as more fully described in Note 17 to the Consolidated Financial Statements, in January 2002, the Company refinanced one of the permanent loans having a balance of $38.4 million with a new $53.3 million loan.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of Washington Crown Center to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties; at December 31, 2001, total borrowing capacity was approximately $152.3 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $148.5 million at December 31, 2001.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this line has been extended to April 30, 2004. There was $1.5 million outstanding under this line as of December 31, 2001.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all loan covenants as of and during the year ended December 31, 2001 and through the date hereof except for requirements under the GECC Mortgage Loan, the GECC line of credit and the loan on Capital City Mall that closed on January 3, 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded by certain rating agencies.

As of March 6, 2002, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Twenty of the Company's malls are owned or ground leased by special purpose consolidated subsidiaries of the Company. The sole business purpose of the special purpose subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these special purpose subsidiaries are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates and Swap Agreements

The GECC Mortgage Loan and the eight permanent loans with an aggregate principal balance of $605.7 million at December 31, 2001 have fixed interest rates ranging from 4.25% to 9.11% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at December 31, 2001 and 2000 was 7.57% and 7.63%, respectively. The weighted average interest rate during the years ended December 31, 2001, 2000, and 1999 was 7.62%, 7.63%, and 7.63%, respectively. The two lines of credit with an aggregate principal balance of $115.0 million at December 31, 2001 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rate debt at December 31, 2001, 2000 and 1999 was 4.18%, 8.81% and 8.63%, respectively. The weighted average interest rate on the variable rate debt during the years ended December 31, 2001, 2000, and 1999 was 6.39%, 9.02%, and 7.67%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of December 31, 2001, there was a cumulative mark to market loss on the swap agreements of $1.1 million which has been reflected in accounts payable and other liabilities, and in accumulated other comprehensive loss.

Debt Maturities

As of December 31, 2001, the scheduled principal payments on all debt are as follows (in thousands). This table reflects the payment terms of the Capital City refinancing that occurred on January 3, 2002 (see Note 17 to the Consolidated Financial Statements).
Year Ending
December 31,
2002	$ 19,311
2003	10,084
2004	192,115
2005	21,260
2006	10,450
Thereafter	467,509
$ 720,729

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

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.50 times EBITDA, as defined, (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio computed as of December 31, 2001, is 5.98 to 1. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (defined below) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum. The Preferred Liquidation Preference Amount is equal to the sum of $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon (including any additional dividends) and whether or not earned or declared to the date of payment.

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

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls and the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 2001, are as follows (in thousands):
Year Ending
December 31,
2002	$ 107,537
2003	91,534
2004	83,237
2005	74,896
2006	62,071
Thereafter	223,953
$ 643,228

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):
	Beginning				Ending
Year Ended	Balance, Net	Additions	Amortization	Other	Balance, Net

December 31, 2001	$ 15,007	$2,766	$ 3,550	$ -	$ 14,223
December 31, 2000	15,807	2,673	3,331	(142)	15,007
December 31, 1999	16,474	2,705	3,372	-	15,807

NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments, and its subsidiary, Crown American Investment Company, have certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their common Partnership Units for a price equal to the equivalent value of the common shares of the Company (on a one-for-one basis). Crown Investments currently owns 8,169,939 common Partnership Units and Crown American Investment Company owns 1,786,459 common Partnership Units. The obligation to redeem these Partnership Units may be assumed by the Company in exchange for, at the Company's election, either shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 16.0% of the outstanding shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with shares to the extent that Crown Investments and its affiliates own less than 16.0% of the outstanding shares. Crown Investments and its subsidiary have pledged substantially all their Partnership Units (the "Pledged Units") as collateral for a loan made by an unrelated third party. In June 1995 and in August 1999 the Company filed Registration Statements on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Registration Statement is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

The Company manages certain retail properties for Crown Associates and its affiliate pursuant to a management agreement. For its services, the Company receives management and leasing fees which amounted to $0.02 million, $0.04 million, and $0.04 million for the years ended December 31, 2001, 2000, and 1999, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.1 million, $0.4 million, and $0.1 million for the years ended December 31, 2001, 2000, and 1999, respectively, and are included in miscellaneous income.

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

The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis, up to a maximum of $1.0 million per quarter, that each of these four malls will generate a stipulated aggregate amount of base rents from each such mall. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. The 1997 amendment provided that the quarterly support amounts after 1997 shall be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with an initial fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement presently continue as to three malls and will terminate as to a mall when the aggregate base rents at such mall achieve the stipulated amount over four consecutive quarters (as determined by the independent trustees of the Company). Crown Investments' support obligation has ceased for Mt. Berry Square (Rome, GA) at the end of the second quarter 2001.

Total cash flow support earned by the Company was $3.1 million, $2.9 million, and $3.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. Earned support payments and funded tenant improvements under the Support Agreement are accounted for as capital contributions made by the minority owner in the Operating Partnership. As a result of the above transactions, the Company had a receivable of $0.8 million from Crown Investments at December 31, 2001.

Crown Associates Lease at Pasquerilla Plaza

Approximately 14,600 square feet of Pasquerilla Plaza is leased to Crown Associates and an affiliate for annual base rent of approximately $0.28 million. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease with Crown Associates ends July 31, 2003 and includes a five-year renewal option at then market rents. The lease with the affiliate ends March 31, 2009, but the affiliate has the right to cancel the lease at the end of March 31, 2004. Total rent earned by the Company for the years ended December 31, 2001, 2000, and 1999 was $0.29 million, $0.29 million, and $0.28 million, respectively.

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs related to its administration, communications, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. Conversely, Crown Associates and its affiliates charge the Company for use of their corporate aircraft (sold in October 1999), hotel and dining services. Such costs totaled $0.2 million, $0.2 million, and $0.5 million for the years ending December 31, 2001, 2000, and 1999, respectively. There were no amounts due to or from Crown Associates and Crown Holding at December 31, 2001 as a result of the above transactions.

NOTE 9 - LEASES

The Company is the lessee under third-party ground leases for Shenango Valley Mall and Crossroads Mall and is the lessee under two third-party ground leases for Uniontown Mall. The Shenango Valley Mall lease expires on July 24, 2017. The Crossroads lease expires in October, 2027 with a 49 year option period. One lease for Uniontown Mall expires on March 30, 2038 with up to seven five-year renewal options and the other lease expires on April 30, 2039 with up to four five-year renewal options. All four leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 2001, 2000, and 1999 was $0.17 million, $0.23 million, and $0.30 million, respectively. Future minimum lease payments on these leases are $0.17 million per year through 2006 and $4.3 million for all years thereafter.

Under the Uniontown and Shenango Mall leases additional rents are paid based on mall tenant percentage rents. These additional rents were $0.10 million, $0.10 million, and $0.08 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

Capital and Operating Leases

Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. Capital lease obligations amounted to $2.6 million and $2.4 million at December 31, 2001 and 2000, respectively, and are included in accounts payable and other liabilities.

In addition to the capital leases mentioned above, the Company has numerous operating leases for various computer, office, and mall equipment. Total amounts expensed for operating leases were $2.7 million, $1.9 million, and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 10 - RETIREMENT SAVINGS, SHARE INCENTIVE AND KEY INCENTIVE PLANS

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

The receipt of benefits attributable to the Operating Partnership's Matching Contribution and Supplemental Employer Contribution is subject to the vesting and forfeiture provisions of the Retirement Savings Plan. Supplemental Employer Contributions become 100% vested after five years of service is credited to the employee. Matching Contributions become vested 20% after two years of service and an additional 20% becomes vested per year thereafter. Other amounts are fully vested at all times. All amounts not vested ("forfeitures") are retained by the Company. Total plan costs for the years ended December 31, 2001, 2000, and 1999 were $0.40 million, $0.58 million, and $0.55 million, respectively.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings Plan. The plan became effective January 1, 1997, and $0.06 million, $0.09 million, and $0.10 million was deferred in 2001, 2000, and 1999, respectively, under the plan. Amounts deferred are charged to expense in the current period; accordingly, all compensation expense under the above plans is being fully recognized as it is earned.

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

Under the Employee Option Agreements, prior to August 7, 2001 an option first becomes exercisable to the extent of 20% of the total number of Units subject to the option on each of the second, third, fourth, fifth and sixth anniversaries of the date of the grant of the option. If employment is terminated after the option has partially or fully vested, the option may be exercised to the extent it was exercisable at the time of termination of employment. There are certain limitations on the timing of exercise of the option after termination of employment. All the Option Agreements provided that options expire five years after the date they first become exercisable. In order to improve the effectiveness of the program, the Compensation Committee of the Board of Trustees changed the vesting schedule for any options granted after August 7, 2001 to vest and be exercisable immediately and to remain outstanding for 5 years from date of grant.

Option transactions under the Employee Option Plan and Trustee's Plan are as follows:
	Year Ended December 31,
	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Units	Price	Units	Price	Units	Price

Employee Option Plan:

Options outstanding, beginning
of period	1,208,595	$7.00	968,095	$8.12	1,179,870	$8.14
Granted	111,000	7.51	532,500	5.48	65,000	7.27
Canceled	(76,000)	7.03	(292,000)	7.96	(276,000)	8.02
Exercised	-	-	-	-	(775)	7.75
Options outstanding, end of period	1,243,595	$7.04	1,208,595	$7.00	968,095	$8.12

Range of option exercise prices	$5.19 to		$5.19 to		$6.06 to
	$9.25		$9.25		$9.25
Weighted average fair value of options granted during the year
(per option)	$0.59		$0.09		$0.52
Weighted average contractual life
at end of period (in years)	5.3		6.1		5.1
Options exercisable at period end	501,195		368,076		393,522
Total compensation expense
recognized during the period	$0		$0		$0
Trustees' Option Plan:

Options outstanding, beginning
of period	81,000	$7.01	62,000	$7.58	43,500	$8.74
Granted	20,000	7.80	20,000	5.31	20,000	5.50
Expired/Canceled	(1,000)	7.50	(1,000)	7.87	(1,500)	8.02
Exercised	-	-	-	-	-	-
Options outstanding, end of period	100,000	$7.17	81,000	$7.01	62,000	$7.58

Range of option exercise prices	$5.31 to		$5.31 to		$5.50 to
	$9.94		$9.94		$9.94
Weighted average fair value of options
granted during the year (per option)	$0.82		$0.13		$0.34
Weighted average contractual life
at end of period (in years)	3.03		3.50		3.97
Options exercisable at period end	100,000		81,000		62,000
Total compensation expense
recognized during the period	$0		$0		$0

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 11.32%, 14.67%, and 11.30%; expected volatility of 31%, 23%, and 30%; risk-free interest rates of 5.2%, 6.4%, and 5.6% for Employee options and 5.1%, 5.1%, and 6.5% for Trustee options; and expected lives of 8.5 years, 9.0 years, and 9.0 years for Employee options and 5.0 years for all Trustee options.

The Company measures compensation expense in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, at the time the options are granted no compensation cost was recognized in the accompanying Consolidated Financial Statements. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the year ended December 31, 2001 would have been reduced by approximately $0.03 million or $0.001 per share. For the years ended December 31, 2000 and 1999, the Company's net income would have been increased by $0.04 million and $0.03 million, respectively, or $0.002 and $0.001 per share, respectively.

Executive Incentive Plan

Twelve of the Company's executives were eligible for an incentive award in 2001 under the Executive Incentive Plan, which was adopted in 1993. Employees have the option of either receiving this incentive award in cash or deferring all or part of the award into a Rabbi Trust account maintained at a local bank. All amounts deferred are fully funded by the Company. The assets in the Trust are shown on the Company's balance sheet in Deferred Charges and Other Assets; the obligation to the employees is reflected on the Company's balance sheet in Accounts Payable and Other Liabilities. The aggregate amount payable under the Executive Incentive Plan is based on the percentage of the excess of actual performance of the Company's Funds from Operations ("FFO") and other performance metrics over specific target levels determined at the beginning of the year. The aggregate amount payable under the Plan is allocated to participating executives based on annual salary levels and performance during the year. The aggregate of the bonuses paid in early 2002 related to the 2001 performance was $0.6 million.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND MARKET RISKS

Statement of Financial Accounting Standards No. 107, Fair Value of Financial Instruments, requires disclosures about fair value for all financial instruments. At December 31, 2001, the carrying amount of the Company's $605.7 million of fixed rate debt had an estimated fair value of $619.9 million. The fixed rate debt calculation includes $35.0 million of interest rate swap agreements which converted floating rate debt to fixed rate debt for a two year term expiring in February 2003. The remaining $115.0 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

At December 31, 2000, the fair value of the Company's $581.7 million of fixed rate debt approximated its carrying amount. The remaining $141.1 million of debt at December 31, 2000 was at floating rates which approximated current rates then available to the Company, and accordingly the fair value of such floating rate debt approximated the carrying amount at that date.

Accounts receivable and accounts payable carrying amounts approximate the fair value of accounts receivable and accounts payable balances, respectively, at both December 31, 2001 and 2000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 2001, 2000, and 1999 was $4.5 million, $4.3 million and $3.9 million, respectively, and is included in Accounts Payable and Other Liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will not have a significant adverse impact on the Company's results of operations or its financial condition.

The Company and its subsidiaries from time to time are subject to litigation and claims, both asserted and unasserted, incidental to their businesses, some of which may be substantial. After consultations with legal counsel and other advisors, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these matters. While these matters may impact quarterly or annual results of operations and cash flows when resolved in future periods, based upon information currently available, management does not believe that the ultimate resolution of these claims and litigation will have a material adverse effect on the financial position of the Company. The Shareholder litigation discussed below has now been resolved.

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

On January 9, 2001, the plaintiffs from the dismissed Warden action and a third individual filed a state court action in the Court of Common Pleas of Philadelphia County (the Stein action). In the Stein action, the plaintiffs allege state law claims against the Company which are substantially similar to the claims and allegations made in the Warden action and which were dismissed with prejudice by the United States District Court for the Western District of Pennsylvania and the Third Circuit Court of Appeals. After transfer of the Stein action to Cambria County, the plaintiffs agreed to settle their remaining individual claims. The settlement will be paid entirely by the Company's insurer.

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $2.6 million as of December 31, 2001.

NOTE 13 - MALL ACQUISITIONS, EXPANSIONS AND MANAGEMENT CONTRACTS

In May 1998 the Company acquired, in a single transaction, two regional shopping malls: Jacksonville Mall in Jacksonville, North Carolina, and Crossroads Mall in Beckley, West Virginia. The two malls include gross leasable area of 414,000 and 450,000 square feet, respectively. Sears, JCPenney and Belk Stores anchor both malls. The total purchase price was approximately $61 million, which included 10 acres of vacant land at Jacksonville Mall. The purchase was funded from existing credit lines and also from assumption of debt related to one of the properties. Each property is held in a limited partnership or a limited liability corporation.

During 2000, the Company completed construction of an expansion and redevelopment of Washington Crown Center in Washington, PA and an expansion at Valley Mall in Hagerstown, MD. The total cost of the two projects, including capitalized construction department costs, interest, and tenant allowances, approximated $33 million and $35 million, respectively, as of December 31, 2001. The Washington Crown Center expansion was largely financed under a bank construction loan that was refinanced in December 2000 when this mall was added to GECC line of credit. The Valley Mall expansion was largely financed under the line of credit with GECC as further described in Note 5 to the Consolidated Financial Statements.

In October 2001, the Company entered into a two-year contract to manage and lease Laurel Mall located in Laurel, Maryland. Laurel Mall contains 655,000 square feet of retail space and is centrally located in the Baltimore-Washington corridor. The contract began in December 2001 and represented the Company's first third party mall management contract.

In connection with the execution of the above management contract, the Company issued warrants to the mall owner for up to 100,000 common shares of the Company at an exercise price of $9.00 per share on the exercise date. The holder shall become vested in the warrant shares only if the Company is retained as manager for at least two years or if the Company resigns or is terminated. The warrant shall expire and shall no longer be exercisable five business days after December 31, 2006. In the event of the Company's termination, the warrants must be exercised within 30 days of such termination.

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

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2001 and 2000 is shown below (in thousands, except per share data):
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2001:

Revenues (1)	$46,653	$44,358	$44,031	$49,844
Operating income before interest,
asset sales and adjustments, and
extraordinary items	15,590	14,059	15,522	19,611
Income before minority interest in
Operating Partnership	1,668	305	1,877	6,355
Net (loss) income allocated to common shares	$(3,050)	$(4,239)	$(2,891)	$1,773
Net (loss) income per share:
Basic	$(0.12)	$(0.16)	$(0.11)	$0.07
Diluted	$(0.12)	$(0.16)	$(0.11)	$0.07

Year ended December 31, 2000:

Revenues (1)	$44,155	$42,749	$43,682	$50,762
Operating income before interest,
asset sales and adjustments, and
extraordinary items	14,640	14,532	14,999	19,077
Extraordinary (losses)	-	-	-	(243)
Income before minority interest
in Operating Partnership	737	728	803	4,375
Net (loss) allocated to common shares	$(1,955)	$(1,958)	$(3,236)	$(567)
Net (loss) per share:
Basic	$(.07)	$(.08)	$(.12)	$(.02)
Diluted	$(.07)	$(.08)	$(.12)	$(.02)

(1) Revenues have been reclassified and do not agree to previously reported amounts due to the presentation of Utility Redistribution Income and Expense on a gross basis adopted in the fourth quarter of 2001; as described in Note 1 to the Consolidated Financial Statements.

Earnings per share amounts for each quarter are required to be computed independently, and therefore, may not equal the amount computed for the year.

NOTE 17 - SUBSEQUENT EVENT

On January 3, 2002 the Company closed a $53.3 million ten-year loan secured by its Capital City Mall in Harrisburg, PA. The loan has only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of approximately 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, will be recorded as an extraordinary loss in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable

PART III

Items 10 through 13. In accordance with the provisions of General Instruction G (3) to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2002, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)	(1) Financial Statements	Page No.
	Report of Independent Public Accountants	30

	Consolidated Statements of Operations of Crown American Realty Trust	31
	for the years ended December 31, 2001, 2000 and 1999.

	Consolidated Balance Sheets of Crown American Realty Trust as of	32
	December 31, 2001 and 2000.

	Consolidated Statements of Cash Flows of Crown American Realty Trust	33
	For the years ended December 31, 2001, 2000, and 1999.

	Consolidated Statements of Shareholders' Equity of Crown American	34
	Realty Trust for the years ended December 31, 2001, 2000, and 1999.

	Notes to Consolidated Financial Statements	35-52
	(2) Financial Statement Schedules
	Schedule II- Valuation and Qualifying Accounts and Reserves	57
	Schedule III - Consolidated Real Estate and Accumulated Depreciation	58-59

(b) Reports on Form 8-K No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

(c) Exhibits
3.1	Second Amended and Restated Declaration of Trust of the Company. (c)
3.2	Bylaws of the Company. (c)
4.1	See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (c)
4.2	Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3	Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement of Form S-3, filed on June 27, 1997
10.1	Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (a)	First Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (b)
10.2 (b)	Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (c)	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (a)
10.2 (d)	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (f)
10.2 (e)	Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (f)	Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.2 (g)	Amendment dated September 10, 1998, to the Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. (g)
10.3	Amended and Restated Partnership Agreement of Crown American Financing Partnership. (b)
10.4	Certificate of Incorporation and Bylaws of Crown American Financing Corporation. (b)
10.5	Real Estate Management Agreements between the Operating Partnership and the following entities:
(a)	Financing Partnership (g)
(b)	Crown American Associates (b)
(h)	Crown American WL Associates, L.P., as amended (g)
(i)	Crown American Acquisition Associates I, L.P. (f)
(j)	Crown American Lewistown Associates, L.P. (g)
(k)	Crown American Acquisition Associates II, L.P. (g)
(l)	Crown American Crossroads LLC (g)
(m)	Washington Crown Center Associates, L.P. (g)
10.6	Key Executive Bonus Incentive Plan. (c) #
10.6 (a)	Amended and Restated Key Executive Capital Incentive Plan dated July 25, 2000. (i) #
10.7	Retirement Savings Plan. (c) #
10.8	Sample Indemnification Agreement between the Company and its Trustees and officers (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
10.9	Permanent Loan Agreement between Crown American Financing, L.P. and Crown American W L Associates, L.P. and General Electric Capital Corporation. (g)
Amended and Restated Credit Agreement with General Electric Capital Corporation September 8, 1999. (h)
10.10 (a)	Second Amended and Restated Credit Agreement with General Electric Capital Corporation dated
December 4, 2000. (i)
10.11	Amended and Restated Cash Flow Support Agreement, dated May 9, 1994 (a)
10.11(a)	Amendment dated December 3, 1997, to the Amended and Restated Cash Flow Support Agreement
dated May 9, 1994. (f)
10.12	1993 Crown American Realty Option Plan. (c) #
10.13	Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997. (f) #
10.14	Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b) #
10.14 (a)	Amended Sample Option Agreement for Employees. (j)
10.15	Sample Option Agreement for Trustees (together with a schedule identifying the other agreements not being filed and material differences therein). (b)#
10.16	Not used
10.17	Registration Rights Agreement, dated as of August 13, 1999 between the Company and PNC Bank National Association (h)
10.17 (a)	Third Amended and Restated Registration Rights Agreement (j)
10.18	Exchange Agreement, dated as of August 13, 1999, among PNC Bank, National Association, the Company, Crown American Properties, L.P., Crown Investments Trust, and Crown American Investment Company. (h)
10.18 (a)	Second Amended and Restated Exchange Agreement (j)
10.19	Crown American Properties L.P. Savings Restoration Plan. (e) #
21	List of subsidiaries of the Company. (g)
21 (a)	Amended List of subsidiaries of the Company (j)
23	Consent of Arthur Andersen LLP (j)
24	Powers of Attorney (j)

(a)	Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b)	Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c)	Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.
(d)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S 3, Registration
No. 33-91880, effective as of June 9, 1995.
(e)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1997.
(g)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1998.
(h)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1999.
(i)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 2000.
(j)	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN AMERICAN REALTY TRUST By /s/ Mark E. Pasquerilla Mark E. Pasquerilla Chief Executive Officer & President

Date: March 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.
Signature	Title	Date

/s/ Mark E. Pasquerilla	Trustee, Chairman of the Board,	March 8, 2002
Mark E. Pasquerilla	CEO and President

/s/Terry L. Stevens	Trustee, Executive Vice President	March 8, 2002
Terry L. Stevens	And Chief Financial Officer

/s/Donato B. Zucco	Trustee, Senior Vice President	March 8, 2002
Donato B. Zucco	And Chief Administrative Officer

/s/John A. Washko	Vice President and	March 8, 2002
John A. Washko	Chief Accounting Officer

*	Trustee	March 8, 2002
Clifford A. Barton

*	Trustee	March 8, 2002
Donald F. Mazziotti

*	Trustee	March 8, 2002
Peter J. Siris

*	Trustee	March 8, 2002
Zachary L. Solomon

*By: /s/Terry L. Stevens
Terry L. Stevens
as Attorney-in-Fact



Schedule II

CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)

		Additions
	Beginning	Charged to				Ending
Description	Balance	Expense		Other	Deductions	Balance

December 31, 2001:

Allowance for doubtful accounts	$2,573	$1,583	$		$(2,004)	$2,152

Restructuring costs	231				(94)	137

December 31, 2000:

Allowance for doubtful accounts	961	2,213			(601)	2,573

Restructuring costs	664	369			(802)	231

December 31, 1999:

Allowance for doubtful accounts	1,117	1,477			(1,633)	961

Restructuring costs		2,251			(1,587)	664






												Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2001
(Dollars in Thousands)

						Costs Capitalized			Gross Amounts at Which Carried
				Initial Cost		Subsequent To Acquisition			at Close of Period
				Buildings		Buildings			Buildings
				and	Land	and			and				Date
	Encum-			Improve-	Improve-	Improve-	Carrying		Improve-		Accum.	Date of	Ac-
Properties	brances		Land	ments	ments	ments	Costs	Land	ments	Total	Deprec.	Construction	quired
				(A)	(B)	(B)	(C)
Bradley Square
Cleveland, TN	$13,368	(E)	$7,012	$29,385	$(281)	$3,505	$0	$6,731	$32,890	$39,621	$(13,698)	1991

Capital City
Harrisburg, PA	38,372		1,580	11,269	(193)	12,596	216	1,387	24,081	25,468	(14,188)	1974

Carlisle
Carlisle, PA	10,293	(D)	379	611	9	10,403	139	388	11,153	11,541	(6,706)	1964

Chambersburg
Chambersburg, PA	19,664	(F)	2,363	14,063	38	13,957	271	2,401	28,291	30,692	(16,280)	1982

Crossroads
Beckley, WV	13,896		2,732	19,941	8	3,225	0	2,740	23,166	25,906	(5,120)		1998

Francis Scott Key
Frederick, MD	34,413	(F)	3,784	12,170	(636)	22,854	100	3,148	35,124	38,272	(19,967)	1978

Jacksonville
Jacksonville, NC	32,676	(E)	11,062	26,835	1430	2,418	0	12,492	29,253	41,745	(6,605)		1998

Logan Valley
Altoona, PA	56,043	(F)	2,138	954	2,086	79,874	7,411	4,224	88,239	92,463	(28,321)	1965, 1995-96

Lycoming
Williamsport, PA	34,413	(F)	2,110	14,204	(33)	19,450	638	2,077	34,292	36,369	(19,073)	1978, 1990

Martinsburg
Martinsburg,WV	17,206	(F)	8,375	37,547	(653)	3,930	22	7,722	41,499	49,221	(16,883)	1991

Mt. Berry Square
Rome, GA	19,309	(E)	6,260	37,434	(209)	6,438	0	6,051	43,872	49,923	(17,630)	1991

New River Valley
Christiansburg, VA	16,715	(F)	3,923	27,094	38	8,292	0	3,961	35,386	39,347	(12,810)	1988

Nittany
State College, PA	29,497	(F)	6,683	6,204	(891)	33,556	5,834	5,792	45,594	51,386	(20,794)	1968, 1970,
												1991
North Hanover
Hanover, PA	19,664	(F)	1,272	1,325	591	16,985	194	1,863	18,504	20,367	(12,417)	1967

Oak Ridge
Oak Ridge, TN	15,523		9,393	31,323	(1,980)	3,666	1,371	7,413	36,360	43,773	(18,993)		1989

Pasquerilla Plaza
Johnstown, PA	3,369		3,289	23,010	4	1,263	0	3,293	24,273	27,566	(9,722)	1989

Patrick Henry
Newport News, VA	49,652	(F)	3,953	22,432	(603)	20,078	541	3,350	43,051	46,401	(16,356)	1987

Phillipsburg
Phillipsburg, NJ	29,496	(F)	11,169	50,368	36	8,654	0	11,205	59,022	70,227	(24,614)	1989

Schuylkill
Frackville, PA	33,553		10,332	24,843	97	12,320	5	10,429	37,168	47,597	(21,807)	1980

Shenango Valley
Sharon, PA	13,368	(E)	0	6,403	22	9,612	151	22	16,166	16,188	(10,548)	1967, 1995

South
Allentown, PA	14,748	(F)	3,465	2,331	23	15,541	0	3,488	17,872	21,360	(7,760)		1980

Uniontown
Uniontown, PA	23,597	(F)	0	6,635	1,384	34,239	2,540	1,384	43,414	44,798	(24,526)	1969, 1984
												1989
Valley Mall
Hagerstown, MD	47,529	(E)	12,036	19,945	3,144	32,855	40	15,180	52,840	68,020	(9,086)	2000	1997

Viewmont
Scranton, PA	29,496	(F)	1,696	4,602	6,836	41,820	7,701	8,532	54,123	62,655	(22,246)	1968, 1994-95

Washington Crown Ctr
Washington, PA	22,279	(E)	2,977	3,915	4,265	45,716	355	7,242	49,986	57,228	(17,006)	1969, 2000

West Manchester
York, PA	26,547	(F)	7,694	24,122	931	24,193	777	8,625	49,092	57,717	(20,190)	1981, 1995

Westgate Anchor Pad
Bethlehem, PA	0		0	3,219	11	8	0	11	3,227	3,238	(1,274)		1988

Wyoming Valley
Wilkes-Barre, PA	56,043	(F)	6,825	52,057	(217)	5,754	12	6,608	57,823	64,431	(24,309)	1972	1995

Total	$720,729		$132,502	$514,241	$15,257	$493,202	$28,318	$147,759	$1,035,761	$1,183,520	$(438,929)





Schedule III (continued)

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2001
(Dollars in Thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Base Building			45 years
Building Components			10 - 20 years
Tenant Improvements			Terms of Leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,146 million at December 31, 2001.

The changes in total real estate assets and accumulated depreciation and amortization for the years ended December 31, 1997, 1998, 1999, 2000, and 2001 are as follows:

	Total Real Estate Assets

	Years ended December 31,
	2001	2000	1999	1998	1997

Balance, beginning of period	$1,170,127	$1,140,383	$1,091,880	$984,729	$919,469
Additions and improvements	21,022	44,283	50,904	59,988	34,230
Acquisitions				65,602	31,981
Cost of real estate sold	(192)	(12,795)	(482)	(16,270)	(341)
Other writeoffs	(7,437)	(1,744)	(1,919)	(2,169)	(610)
Balance, end of period	$1,183,520	$1,170,127	$1,140,383	$1,091,880	$984,729

	Accumulated Depreciation & Amortization

	Years ended December 31,
	2001	2000	1999	1998	1997

Balance, beginning of period	$401,267	$362,115	$323,425	$292,375	$259,099
Depreciation and amortization	45,099	43,954	40,609	38,979	33,886
Acquisitions
Cost of real estate sold		(3,058)		(5,760)
Other writeoffs	(7,437)	(1,744)	(1,919)	(2,169)	(610)
Balance, end of period	$438,929	$401,267	$362,115	$323,425	$292,375

(A) Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
(B) Improvements are reported net of dispositions.
(C) Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(D) Includes $895 secured only by a bank letter of credit.

(E) Shenango Valley, Mt. Berry Square, Bradley Square, Jacksonville, Washington Crown Center, and Valley Mall are mortgaged to secure the $175.0 million GECC working capital line of credit. These six properties are cross- defaulted and cross-collateralized. Amounts shown for each property represent the allocated amount of the total loan outstanding based on their relative net operating income at December 31, 2001, as defined in the loan agreement. These amounts do not represent the loan release amounts should the properties be sold.

(F) Thirteen malls in the Financing Partnership and Logan Valley and Wyoming Valley Malls are all cross-defaulted and cross-collateralized under the $465 million mortgage loan with GECC. Amounts shown for each property represent the allocated amount of the total loan outstanding.

