Form 10-Q
period 2002-03-31
CROWN AMERICAN REALTY TRUST
filed 2002-05-03
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(Title of Class)

As of April 15, 2002, 26,208,049 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended March 31, 2002

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

		Consolidated Statements of Operations for the three months ended
		March 31, 2002 and 2001	4

		Consolidated Statements of Shareholders' Equity for the three months ended
		March 31, 2002	5

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7 - 13

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13 - 18

Part II	Other Information

	Item 1:	Legal Proceedings	18

	Item 2:	Changes in Securities	18

	Item 3:	Defaults Upon Senior Securities	18

	Item 4:	Submission of Matters to a Vote of Security Holders	18

	Item 5:	Other Information	18

	Item 6:	Exhibits and Reports on Form 8-K	18 - 19

	Signatures		20




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$147,639	$147,759
Buildings and improvements	1,037,144	1,035,761
Deferred leasing and other charges	44,991	45,280
	1,229,774	1,228,800
Accumulated depreciation and amortization	(478,066)	(468,563)
	751,708	760,237

Minority interest in Operating Partnership	3,168	3,303

Other assets:
Investment in joint venture	3,700	3,705
Cash and cash equivalents, unrestricted	14,065	16,999
Restricted cash and escrow deposits	11,334	7,998
Tenant and other receivables	12,702	14,871
Deferred charges and other assets	17,538	19,667
	$814,215	$826,780

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$731,240	$720,729
Accounts payable and other liabilities	28,669	40,928
	759,909	761,657

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 27,742,447 and 27,742,317 shares issued at
March 31, 2002 and December 31, 2001, respectively	277	277
Additional paid-in capital	317,437	317,450
Accumulated deficit	(247,126)	(235,980)
	70,613	81,772
Less common shares held in treasury at cost, 1,534,398
shares at both March 31, 2002 and December 31, 2001	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both March 31, 2002 and December 31, 2001	(929)	(929)
Accumulated other comprehensive loss	(726)	(1,068)
	54,306	65,123
	$814,215	$826,780

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2002	2001
	(in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent	$29,044	$29,243
Percentage rent	1,571	1,636
Property operating cost recoveries	9,151	9,536
Temporary and promotional leasing	2,242	2,116
Utility redistribution income	3,437	3,646
Miscellaneous income	648	476
	46,093	46,653

Property operating costs:
Recoverable operating costs	12,472	12,802
Property administrative costs	728	739
Other operating costs	838	677
Utility redistribution expense	2,589	2,615
Depreciation and amortization	11,394	12,752
	28,021	29,585
	18,072	17,068
Other expenses:
General and administrative	1,457	1,478
Interest	13,229	14,121
	14,686	15,599

Property sales:
Gain on sale of outparcel land	145	199
	145	199

Income before extraordinary item and minority interest	3,531	1,668
Extraordinary loss on early extinguishment of debt	(4,314)

Income (loss) before minority interest in Operating Partnership	(783)	1,668

Minority interest in Operating Partnership	(1,456)	(1,316)

Net income (loss)	(2,239)	352
Dividends on preferred shares	(3,402)	(3,402)
Net (loss) applicable to common shares	$(5,641)	$(3,050)

Per common share data:
Basic and Diluted EPS:
Loss before extraordinary item	$(0.10)	$(0.12)
Extraordinary item	(0.12)
Net loss	$(0.22)	$(0.12)

Weighted average shares outstanding	26,208	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2001	$25	$277	$317,450	$(235,980)	$(14,652)	$(929)	$(1,068)	$65,123

Comprehensive loss:
Net income (loss)				(2,239)				(2,239)
Net income (loss) on cash-flow hedging
activities							342	342
Total comprehensive income (loss)				(2,239)			342	(1,897)

Transfer in (out) of limited partner's
interest in the Operating Partnership			(13)					(13)

Dividends paid and accrued:
Preferred shares				(3,402)				(3,402)
Common shares				(5,505)				(5,505)

Balance, March 31, 2002	$25	$277	$317,437	$(247,126)	$(14,652)	$(929)	$(726)	$54,306





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(2,239)	$352
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Minority interest in Operating Partnership	1,456	1,316
Equity earnings in joint venture	(95)	(69)
Depreciation and amortization	12,195	13,576
Extraordinary loss on early extinguishment of debt	4,314
Net changes in:
Tenant and other receivables	2,169	1,794
Restricted cash and escrow deposits	(2,218)	(2,187)
Deferred charges and other assets	2,079	2,624
Accounts payable and other liabilities	(11,917)	(8,340)
Net cash provided by operating activities	5,744	9,066

Cash flows from investing activities:
Investment in income-producing properties	(2,877)	(3,302)
Change in investing escrow deposits	(679)	(454)
Distributions from joint venture	100	245
Net cash used in investing activities	(3,456)	(3,511)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and prepayment penalties	48,681	2,446
Cost of issuance of debt	(931)	(6)
Debt repayments	(42,740)	(3,931)
Dividends and distributions paid on common shares and partnership units	(7,595)	(7,504)
Dividends paid on senior preferred shares	(3,402)	(3,402)
Cash flow support payments	765	790
Net cash used in financing activities	(5,222)	(11,607)

Net (decrease) in cash and cash equivalents	(2,934)	(6,052)

Cash and cash equivalents, beginning of period	16,999	14,613

Cash and cash equivalents, end of period	$14,065	$8,561

SUPPLEMENTAL CASH FLOW DATA:

Interest paid	$12,770	$13,650
Other comprehensive income (loss) - hedging activities	$342	$(353)

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

As of March 31, 2002, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns six malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at March 31, 2002 the Company held 100% of the preferred partnership interests and 72.47% of the common partnership interests. All significant intercompany amounts have been eliminated.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At March 31, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 27.53% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 72.47%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at March 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at March 31, 2002 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $2.6 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first quarter of 2002. On a cumulative basis, $11.2 million of such losses have been absorbed by the Company, through and including March 31, 2002.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans, which are the Company's only dilutive securities. Because no anti-dilution is permitted, diluted and basic EPS for the three months ended March 31, 2002 and 2001 are identical.

The calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001 would have included approximately 256,000 shares and 93,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective January 1, 2002. The Company currently has unamortized excess basis goodwill associated with its Palmer Park joint venture in the amount of $3.2 million. The only impact of SFAS 142 to the Company is that amortization of goodwill previously recognized, in the amount of $0.4 million per year, on the Company's investment in this venture is no longer being recognized and the Company will evaluate this excess investment for any impairment.

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

NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	March 31, 2002	December 31, 2001

GECC mortgage loan	$455,434	$457,195
Permanent loans	127,278	113,506
Secured lines of credit	148,528	150,028
	$731,240	$720,729

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

Permanent Loans

At March 31, 2002, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership or its subsidiaries. Included in permanent loans is a $1.8 million interest free Urban Development Action Grant loan with the City of Johnstown, Pennsylvania, secured by an office building and due October 2006. A $0.8 million loan related to Carlisle Plaza Mall is an Industrial Development Bond secured with a $0.8 million letter of credit, which expires in January, 2008. Crown Holding has guaranteed one of the permanent loans with a current outstanding balance of $9.3 million. On May 1, 2002 the Company paid down this loan to $6.0 million and extended the loan to May 1, 2001.

Other loans which are part of permanent loans include: (i) a $33.3 million loan due in December 2004 with an interest rate of 8.375%; (ii) a $ 13.9 million loan due July 2008 bearing an interest rate of 7.39%; (iii) a $15.0 million mortgage loan for which a three year extension was granted in 2001 to July 2005; and (iv) a $53.3 million ten-year loan which closed in January 2002 at an annual rate of 7.61%. The proceeds from the $53.3 million loan were used to repay $42.5 million on the former loan, which included a $4.1 million yield maintenance prepayment penalty and $1.7 million of loan closing costs and various loan reserves. The balance of $9.1 million of net proceeds are available for general corporate purposes for the Company.

The prepayment penalty mentioned above of $4.1 million, together with $0.2 million of unamortized deferred financing costs, was recorded as an extraordinary loss in the Company's Consolidated Statements of Operations during the first quarter of 2002.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties; at March 31, 2002, total borrowing capacity was approximately $149 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility is locked out to prepayment until September 29, 2002, other than for property releases, and is prepayable thereafter with no prepayment penalty. Borrowings under this credit facility totaled $148.5 million at March 31, 2002.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There were no borrowings outstanding under this line as of March 31, 2002.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all loan covenants as of and during the quarter ended March 31, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit and the $53.3 million loan that closed in January 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded by certain rating agencies. As of March 6, 2002, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur in the future and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and eight of the permanent loans with an aggregate principal balance of $617.7 million at March 31, 2002 have fixed interest rates ranging from 4.25% to 9.11% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at March 31, 2002 and 2001 was 7.57% and 7.62%, respectively. All of the remaining loans with an aggregate principal balance of $113.5 million at March 31, 2002 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at March 31, 2002 and 2001 were 4.13% and 7.33%, respectively. The weighted average interest rates on variable rate debt during the three months ended March 31, 2002 and 2001 were 4.11% and 8.15%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of March 31, 2002, there was a cumulative mark to market loss on the swap agreements of $0.7 million which has been reflected in accumulated other comprehensive loss and in accounts payable and other liabilities. The current year impact of the mark to market adjustment was to record income of $0.3 million for the quarter ended March 31, 2002.

Debt Maturities

As of March 31, 2002, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates and also reflecting the extension completed on May 1, 2002 for one loan as described above, are as follows (in thousands):
Year Ending
December 31,

2002 (nine months)	$10,517
2003 (year)	16,011
2004 (year)	190,615
2005 (year)	21,260
2006 (year)	10,450
Thereafter	482,387
$731,240

NOTE 5 - ACQUISITIONS AND DISPOSITIONS

In October 2001, the Company entered into a two-year contract to manage and lease Laurel Mall located in Laurel, Maryland. Laurel Mall contains 655,000 square feet of retail space and is centrally located in the Baltimore-Washington corridor. The contract began in December 2001 and represented the Company's first mall management contract for other owners.

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale. Two malls are currently under contract of sale to two different buyers: Carlisle Plaza Mall in Carlisle, PA and Oak Ridge Mall in Oak Ridge, TN. Both buyers are in the process of completing their due diligence and certain other matters, such as zoning variances, other local government and tenant approvals, and financing. The sale of each property is contingent upon each buyer's successful completion of such matters and Oak Ridge is further subject to Board approval as described below. Carlisle Plaza Mall, including freestanding space, comprises 342,000 square feet of GLA and has mall shop occupancy of 56%. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract prices, Carlisle Plaza would produce a book gain on sale of approximately $1.5 million and Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. The Oak Ridge sale agreement and the terms and conditions of the anticipated Cash Flow Support settlement are still subject to approval by the independent members of the Board of Trustees, whose decision with respect to the Cash Flow Support settlement will be based on a valuation report from an independent third party expert. Due to the above contingencies and uncertainties, these two assets have not been reclassified to held for sale status as of March 31, 2002.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at March 31, 2002 and December 31, 2001 was $4.8 million and $4.7 million, respectively, and is included in Accounts Payable and Other Liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will not have a significant adverse impact on the Company's results of operations or its financial condition.

The Company and its subsidiaries from time to time are subject to litigation and claims, both asserted and unasserted, incidental to their businesses, some of which may be substantial. For example, these claims may include, but are not limited to, damages asserted by other owners of real estate, regulatory agencies, customers, tenant disputes over lease provisions including billings for reimbursements of operating costs and real estate taxes, and various other matters that may arise in the normal course of business. After consultations with legal counsel and other advisors, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these matters. While these matters may impact quarterly or annual results of operations and cash flows when resolved in future periods, based upon information currently available, management does not believe that the ultimate resolution of these claims and litigation will have a material adverse effect on the financial position of the Company.

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $1.3 million as of March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements that involve risk and uncertainties. Factors that could cause actual results to differ materially include: overall economic conditions, local economic conditions in the market areas surrounding each property, consumer buying trends, expansion and development plans of retailers and other current and potential tenants, the impact of competition, weather patterns and related impact on consumer spending, changing interest rates and financing conditions, and other risk factors listed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended March 31, 2002.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 2002 and 2001. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 13.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization (as defined) and extraordinary and unusual non-recurring items, and additionally includes cash flow support (see Note 8 to the financial statements included in the Company's 2001 Form 10-K). Funds from Operations is used in the real estate industry as a measure of operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of real estate, which have historically been appreciating assets. Gain on sales of outparcel land have been included in Funds from Operations. Gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

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



		Three Months Ended March 31,
		2002	2001

Selected Financial Data:

EBITDA (1 & 3)		$28,801	$29,185

Funds from Operations (FFO) (2 & 3):
	Net income (loss)	$(2,239)	$352
	Adjustments:
	Minority interest in Operating Partnership	1,456	1,316
	Depreciation and amortization - real estate	11,394	12,752
	Depreciation in JV and other line items	422	424
	Extraordinary loss on early extinguishment of debt	4,314
	Cash flow support	765	790
	Funds from Operations, before allocations to minority
	interests and preferred shares	16,112	15,634
	Less:
	Amount allocable to preferred shares	3,402	3,402
	Amount allocable to minority interest	3,456	3,341
	Funds from Operations applicable to common shares	$9,254	$8,891

	Weighted average common shares outstanding (000)	26,464	26,301

	Cash Flows:
	Net cash provided by operating activities	$5,744	$9,066
	Net cash (used in) investing activities	$(3,456)	$(3,511)
	Net cash (used in) financing activities	$(5,222)	$(11,607)

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



Comparison of Three Months Ended March 31, 2002 to the corresponding period in 2001

- Revenues

Total revenues for the first quarter of 2002 were $46.1 million, down $0.6 million, or 1%, from $46.7 million for the same period in 2001.

The total revenue decrease of $0.6 million in the first quarter of 2002 versus 2001 was primarily the result of a $0.5 million decrease in one-time lease termination fees from tenants and a $0.4 million decrease in tenant recovery income. These decreases were partially offset by: a) $0.3 million increase in tenant base rents, as a result of higher average rates, and b) $0.1 million in higher temporary and seasonal leasing income.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the first quarter of 2002 were $16.6 million, down $0.2 million, or 1%, from the corresponding period in 2001. This decrease was primarily due to the mild winter, resulting in a savings in snow removal costs.

Depreciation and amortization expense for the first quarter of 2002 was $11.4 million, a decrease of $1.4 million compared to the first quarter of 2001. This decrease was primarily due to accelerated amortization of tenant allowances in the first quarter of 2001 associated with early closings.

- General, Administrative and Interest Expenses:

For the first quarter of 2002, general and administrative expenses were approximately $1.5 million or even with the first quarter of 2001. Interest expense decreased by $0.9 million in the first quarter of 2002 versus 2001 due primarily to lower average LIBOR rates.

- Gain on Property Sales and Disposals:

Gain on sale of outparcel land was $0.1 million for the first quarter of 2002 versus $0.2 million in the first quarter of 2001.

- Net Income (loss):

The net loss for the first quarter of 2002 was $2.2 million compared to a net income of $0.4 million for the first quarter of 2001. The first quarter of 2002 was impacted by $4.3 million of extraordinary loss on the early extinguishment of debt. After deducting preferred dividends, there was a net loss of $5.6 million applicable to common shares in the first quarter of 2002, compared to a net loss of $3.0 million for the first quarter of 2001.

- Funds from Operations:

For the quarter ended March 31, 2002, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $16.1 million, up from $15.6 million in the same quarter of 2001. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $9.3 million, compared to $8.9 million in the same quarter of 2001. The net increase in total FFO during the first quarter was largely comprised of the following: a) a $0.3 million increase in mall shop and anchor base rents reflecting higher average rents, b) $0.1 million in higher temporary and seasonal leasing revenues, and c) $0.9 million in lower interest expense due to lower LIBOR rates on variable-rate debt. These positive variances were partially offset by d) $0.2 million in higher property operating costs, net of recoveries, e) $0.5 million in lower lease buyout income, and f) $0.1 million in lower percentage rents.

 EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the three months ended March 31, 2002 and 2001 (000's):
	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(2,239)	$352
Minority interest in Operating Partnership	1,456	1,316
Income before minority interest	(783)	1,668
Interest	13,229	14,121
Depreciation and amortization	11,394	12,752
Extraordinary items	4,314	-
Depreciation in G & A, in recoverable costs	342	354
Interest on 50% joint venture	165	164
Depreciation on 50% joint venture	140	126
Total EBITDA, as reported	$28,801	$29,185

For the quarter ended March 31, 2002, EBITDA was $28.8 million compared to $29.2 million in the first quarter of 2001, a decrease of 1 percent. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA.

Liquidity and Capital Resources

The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from its line of credit, property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, debt service on outstanding indebtedness and recurring capital expenditures and tenant allowances, and all dividends to the shareholders necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code. The amount of dividends required to be paid in order to maintain REIT status for 2001 was $15.9 million. This is significantly less than the total $43.9 million in dividends paid on preferred and common shares in 2001. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider.

As described in Note 4 to the Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At May 2, 2002, the borrowing capacity was approximately $149 million. As also described in Note 4, twenty malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Several of the company's loans and its lines of credit contain financial covenants; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the quarter ended March 31, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit and the loan on Capital City Mall that closed on January 3, 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded below required levels by certain rating agencies; subsequent to year end, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. There are no major expansions or renovations planned to occur in 2002.

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

On May 1, 2002 the Company paid down an existing $9.3 million loan to $6.0 million. This loan, which had been scheduled to mature on May 1, 2002, was extended to May 1, 2003.

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale. Two malls are currently under contract of sale to two different buyers: Carlisle Plaza Mall in Carlisle, PA and Oak Ridge Mall in Oak Ridge, TN. Both buyers are in the process of completing their due diligence and certain other matters, such as zoning variances, other local government and tenant approvals, and financing. The sale of each property is contingent upon each buyer's successful completion of such matters and Oak Ridge is further subject to Board approval as described below. Carlisle Plaza Mall, including freestanding space, comprises 342,000 square feet of GLA and has mall shop occupancy of 56%. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract prices, Carlisle Plaza would produce a book gain on sale of approximately $1.5 million and Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. The Oak Ridge sale agreement and the terms and conditions of the anticipated Cash Flow Support settlement are still subject to approval by the independent members of the Board of Trustees, whose decision with respect to the Cash Flow Support settlement will be based on a valuation report from an independent third party expert.

As of March 31, 2002 the scheduled principal payments on all debt are $10.5 million, $16.0 million, $190.6 million, $21.3 million, and $10.4 million for the nine month period and the years ended December 31, 2002 through 2006, respectively, and $482.4 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2001, 2000, and 1999, were 2.09 to 1, 2.07 to 1, and 2.06 to 1, respectively.

Part II - Other Information

Item 1: Legal Proceedings

The Company and its subsidiaries from time to time are subject to litigation and claims, both asserted and unasserted, incidental to their businesses, some of which may be substantial. For example, these claims may include, but are not limited to, damages asserted by other owners of real estate, regulatory agencies, customers, tenant disputes over lease provisions including billings for reimbursements of operating costs and real estate taxes, and various other matters that may arise in the normal course of business. After consultations with legal counsel and other advisors, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these matters. While these matters may impact quarterly or annual results of operations and cash flows when resolved in future periods, based upon information currently available, management does not believe that the ultimate resolution of these claims and litigation will have a material adverse effect on the financial position of the Company.

Item 2: Changes in Securities

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 24, 2002 for the purpose of considering and acting on the following proposals:

    Election of persons (Mark E. Pasquerilla, Clifford A. Barton and Peter J. Siris) to serve as Trustees for a three-year term.

The proposals were described in a proxy statement dated March 19, 2002. A quorum was present at the meeting, and the proposal was approved.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

10.20 (a) Form of Employment Continuation Agreement dated as of February 25, 2002 between Crown American Properties, L.P. and Mark E. Pasquerilla, Terry L. Stevens, and Donato B. Zucco

10.20 (b) Form of Employment Continuation Agreement dated as of February 25, 2002 between Crown American Properties, L.P. and Thomas Stephenson, Nicholas O. Antonazzo, John A. Washko, Ronald P. Rusinak, and Robert J. Griffith.

10.21 Employment agreement dated as of January 1, 2002, by and between Crown American Properties, L.P. and Terry L. Stevens, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

On April 22, 2002, the Company furnished the Securities and Exchange Commission with a report on Form 8-K its regular quarterly earnings release and its First Quarter 2002 Supplemental Financial and Operational Information Package for analysts and investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: May 3, 2002	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: May 3, 2002	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)