Form 10-Q
period 2002-06-30
CROWN AMERICAN REALTY TRUST
filed 2002-08-14
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(Title of Class)

As of July 15, 2002, 31,971,449 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended June 30, 2002

INDEX

Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations for the three and six months ended
		June 30, 2002 and 2001	4

		Consolidated Statements of Shareholders' Equity for the six months ended
		June 30, 2002	5

		Consolidated Statements of Cash Flows for the six months ended
		June 30, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7 - 13

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13 - 22

Part II	Other Information

	Item 1:	Legal Proceedings	22

	Item 2:	Changes in Securities	22

	Item 3:	Defaults Upon Senior Securities	22

	Item 4:	Submission of Matters to a Vote of Security Holders	22

	Item 5:	Other Information	23

	Item 6:	Exhibits and Reports on Form 8-K	23

	Signatures		24

	Certifications		25




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$147,116	$147,759
Buildings and improvements	1,040,599	1,035,761
Deferred leasing and other charges	45,380	45,280
	1,233,095	1,228,800
Accumulated depreciation and amortization	(488,280)	(468,563)
	744,815	760,237

Minority interest in Operating Partnership	3,182	3,303

Other assets:
Investment in joint venture	3,676	3,705
Cash and cash equivalents, unrestricted	6,136	16,999
Restricted cash and escrow deposits	11,151	7,998
Tenant and other receivables	13,652	14,871
Deferred charges and other assets	16,081	19,667
	$798,693	$826,780

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$676,484	$720,729
Accounts payable and other liabilities	27,368	40,928
	703,852	761,657

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 33,505,447 and 27,742,317 shares issued at
June 30, 2002 and December 31, 2001, respectively	335	277
Additional paid-in capital	364,632	317,450
Accumulated deficit	(253,879)	(235,980)
	111,113	81,772
Less common shares held in treasury at cost, 1,534,398
shares at both June 30, 2002 and December 31, 2001	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both June 30, 2002 and December 31, 2001	(929)	(929)
Accumulated other comprehensive loss	(691)	(1,068)
	94,841	65,123
	$798,693	$826,780

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$28,859	$29,050	$57,903	$58,293
Percentage rent	1,507	1,400	3,078	3,036
Property operating cost recoveries	8,917	8,159	18,068	17,695
Temporary and promotional leasing	2,202	1,917	4,444	4,033
Utility redistribution income	3,428	3,389	6,865	7,035
Miscellaneous income	368	443	1,016	919
	45,281	44,358	91,374	91,011

Property operating costs:
Recoverable operating costs	12,099	11,616	24,571	24,418
Property administrative costs	722	661	1,450	1,400
Other operating costs	475	663	1,313	1,340
Utility redistribution expense	2,777	2,541	5,366	5,156
Depreciation and amortization	11,066	13,498	22,460	26,250
	27,139	28,979	55,160	58,564
	18,142	15,379	36,214	32,447
Other expenses:
General and administrative	1,442	1,320	2,899	2,798
Interest	13,127	13,754	26,356	27,875
	14,569	15,074	29,255	30,673
	3,573	305	6,959	1,774

Property sales, disposals and adjustments:
Gain (loss) on sale of outparcel land	(51)	-	94	199

Income before extraordinary item and minority
interest in Operating Partnership	3,522	305	7,053	1,973
Extraordinary loss on early extinguishment of debt	-	-	(4,314)	-
Income before minority interest	3,522	305	2,739	1,973
Minority interest in Operating Partnership	(1,300)	(1,142)	(2,756)	(2,458)
Net income (loss)	2,222	(837)	(17)	(485)
Dividends on preferred shares	(3,404)	(3,402)	(6,806)	(6,804)
Net (loss) applicable to common shareholders	$(1,182)	$(4,239)	$(6,823)	$(7,289)

Per common share information:
Basic and Diluted EPS:
(Loss) before extraordinary item	$(0.04)	$(0.16)	$(0.13)	$(0.28)
Extraordinary item	-	-	(0.12)	-
Net (loss)	$(0.04)	$(0.16)	$(0.25)	$(0.28)

Weighted average shares outstanding	27,619	26,208	26,918	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2001	$25	$277	$317,450	$(235,980)	$(14,652)	$(929)	$(1,068)	$65,123

Comprehensive income (loss):
Net income (loss)				(17)				(17)
Net income (loss) on cash-flow
hedging activities							377	377
Total comprehensive income (loss)				(17)			377	360

Issuance of common shares		58	47,131					47,189

Transfer in (out) of limited partner's
interest in the Operating Partnership			51					51

Dividends paid and accrued:
Preferred shares				(6,806)				(6,806)
Common shares				(11,076)				(11,076)

Balance, June 30, 2002	$25	$335	$364,632	$(253,879)	$(14,652)	$(929)	$(691)	$94,841

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)

Cash flows from operating activities:
Net (loss)	$(17)	$(485)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interest in Operating Partnership	2,756	2,458
Equity earnings in joint venture	(191)	(138)
Depreciation and amortization	24,160	27,902
Loss on early extinguishment of debt	4,314	-
Net changes in:
Tenant and other receivables	1,218	2,316
Deferred charges and other assets	2,679	2,909
Restricted cash and escrow deposits	(2,136)	(1,836)
Accounts payable and other liabilities	(13,183)	(11,305)
Net cash provided by operating activities	19,600	21,821

Cash flows from investing activities:
Investment in income-producing properties	(7,055)	(8,568)
Change in investing escrow deposits	(559)	(108)
Distributions from joint venture	220	380
Net cash (used in) investing activities	(7,394)	(8,296)

Cash flows from financing activities:
Net proceeds from common share issuance and from exercise of stock options	47,291	-
Proceeds from issuance or assumption of debt, net of loan deposits and
prepayment penalties	48,662	4,765
Cost of issuance of debt	(967)	(6)
Debt repayments	(97,495)	(8,034)
Dividends and distributions paid on common shares and partnership units	(15,283)	(15,100)
Dividends paid on senior preferred shares	(6,806)	(6,804)
Cash flow support payments	1,529	1,543
Net cash (used in) financing activities	(23,069)	(23,636)

Net (decrease) in cash and cash equivalents	(10,863)	(10,111)

Cash and cash equivalents, beginning of period	16,999	14,613

Cash and cash equivalents, end of period	$6,136	$4,502

Supplemental Cash Flow Data:

Interest paid (net of capitalized amounts)	$25,418	$26,933
Other comprehensive income (loss) - hedging activities	$377	$(485)

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The limited partnership interest in the Operating Partnership and the 1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments") and by Crown American Investment Company (a subsidiary of Crown Investments). Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. While the Company has broad rights and authority to conduct the business, the Operating Partnership agreement provides that the consent of Crown Investments is required for certain actions, including among others, merger, consolidation, dissolution, liquidation, or sale of all or substantially all of the assets of the Operating Partnership.

Nature of Operations

The Company is a fully-integrated real estate company, primarily engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, renovation and financing of enclosed shopping malls. The Company's revenues are primarily derived under real estate leases with national, regional and local department stores and other specialty retailers. The Company's top five tenants comprised approximately 18% of total revenues for the twelve months ended June 30, 2002.

As of June 30, 2002, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under ground lease with a purchase option) sub-leased to a department store chain.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns six malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by seven partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at June 30, 2002 the Company held 100% of the preferred partnership interests and 76.25% of the common partnership interests. All significant intercompany amounts have been eliminated.

In addition to its ownership interest in its subsidiaries and in the Operating Partnership, the Company has a 100% ownership in Crown American Ventures, an entity formed to record revenues that are non-qualifying from a REIT tax perspective.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At June 30, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 23.75% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 76.25%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at June 30, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at June 30, 2002 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $3.9 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first six months of 2002. On a cumulative basis, $12.5 million of such losses have been absorbed by the Company, through and including June 30, 2002.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. Because no anti-dilution is permitted, diluted and basic EPS for the three and six months ended June 30, 2002 and 2001 are identical.

The calculation of diluted earnings per share for the six months ended June 30, 2002 and 2001 would have included approximately 413,000 shares and 106,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted as a result of losses reported by the Company.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 effective January 1, 2002 with no material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and its implementation did not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company is currently evaluating the full impact of the adoption of SFAS 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods may need to be reclassified to income from continuing operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In July 2002, the FASB issued Statement of Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not determined the effect, if any, this Statement will have on the Company's results of operations or financial position.

 NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	June 30, 2002	December 31, 2001

GECC mortgage loan	$453,826	$457,195
Permanent loans	123,130	113,506
Secured lines of credit	99,528	150,028
	$676,484	$720,729

GECC Mortgage Loan

On August 28, 1998, the Company closed a $465 million 10-year mortgage with General Electric Capital Corporation ("GECC"). The gross proceeds from the new loan (the "GECC Mortgage Loan") were used to refinance $420.6 million of existing mortgage loans ("Old Mortgage Loans"). The remaining proceeds were used largely to establish escrows to fund the remaining expansion and redevelopment costs of Patrick Henry Mall and Nittany Mall, and to fund closing costs, initial loan reserves and prepayment penalties with respect to $230.0 million of the Old Mortgage Loans that were pre-paid prior to their maturity dates. The prepayment penalties for the Old Mortgage Loans were approximately $16.6 million. In addition, approximately $5.9 million of unamortized deferred financing costs related to the Old Mortgage Loans were written off in the third quarter of 1998. Both of these items were accounted for as an extraordinary loss on early extinguishment of debt. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls. The loan provides for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. Crown Investments has guaranteed $250 million of the GECC Mortgage Loan.

Permanent Loans

At June 30, 2002, permanent loans consisted of eight loans secured by six properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $33.1 million mortgage loan secured by Schuylkill Mall due December 2004 with a fixed interest rate of 8.385%, (2) a $13.8 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%. (3) two mortgage loans secured by Oak Ridge Mall due July 2005 (three year extension option exercised in October 2001) with a variable interest rate of LIBOR plus 2.00%, (4) a $53.3 million mortgage loan (entered into in January 2002) secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (5) a $6.0 million mortgage loan secured by Carlisle Plaza Mall due May 2003 with a fixed interest rate of 9.11% (a loan payment of $3.2 million was made on this loan in May 2002 in connection with a one year extension granted by the lender), (6) a $0.8 million Industrial Development Bond (related to Carlisle Plaza Mall) due January 2008 secured by a $0.8 million bank letter of credit with a fixed tax free interest rate of 2.40%, and (7) a $1.7 million Urban Development Action Grant loan secured by the Company's headquarters office building due October 2006 with 0% interest. All the loans except the loans on Capital City Mall and on Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership. In addition, the $6.0 million loan on Carlisle Plaza Mall is further guaranteed by Crown Holding, a related party.

The proceeds from the $53.3 million loan on Capital City Mall, which closed in January 2002, were used to repay $42.5 million on the former mortgage loan (included a $4.1 prepayment penalty) and $1.7 million of loan closing costs and various loan reserves. The $4..1 million prepayment penalty together with $0.2 million of unamortized deferred financing costs on the previous loan were recorded as an extraordinary loss in the Company's Consolidated Statement of Operations during the first quarter of 2002.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties; at June 30, 2002, total borrowing capacity was approximately $152 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility cannot be replaced prior to September 29, 2002, but the amounts outstanding under the facility can be prepaid in whole or in part at any time without penalty. Borrowings under this credit facility totaled $99.5 million at June 30, 2002.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There were no borrowings outstanding under this line as of June 30, 2002.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt. The Company was in compliance with all loan covenants as of and during the quarter ended June 30, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit and the $53.3 million loan that closed in January 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur in the future and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and eight of the permanent loans with an aggregate principal balance of $597.5 million at June 30, 2002 have fixed interest rates ranging from 4.25% to 9.11% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at June 30, 2002 and 2001 was 7.57% and 7.62%, respectively. All of the remaining loans with an aggregate principal balance of $79.0 million at June 30, 2002 have variable interest rates based on spreads of 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at June 30, 2002 and 2001 were 4.04% and 6.09%, respectively. The weighted average interest rates on variable rate debt during the six months ended June 30, 2002 and 2001 were 4.11% and 7.51%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of June 30, 2002, there was a cumulative mark to market loss on the swap agreements of $0.7 million which has been reflected in accumulated other comprehensive loss and in accounts payable and other liabilities. The current year impact of the mark to market adjustment was to record comprehensive income of $0.4 million for the six months ended June 30, 2002.

 Debt Maturities

As of June 30, 2002, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):
Period Ending
December 31,

2002 (six months)	$4,795
2003 (year)	16,080
2004 (year)	141,684
2005 (year)	21,090
2006 (year)	10,450
Thereafter	482,385
$676,484

NOTE 5 - ACQUISITIONS AND DISPOSITIONS

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale. Two malls are currently under contract of sale to two different buyers: Carlisle Plaza Mall in Carlisle, PA and Oak Ridge Mall in Oak Ridge, TN. Both buyers are in the process of completing their due diligence and certain other matters, such as zoning variances, other local government and tenant approvals, and financing. The sale of each property is contingent upon each buyer's successful completion of such matters. On May 17, 2002, the Company's Board of Trustees approved the Oak Ridge Mall Sale Agreement and the independent members of the Board of Trustees also approved a settlement of the Cash Flow Support Agreement with respect to Oak Ridge Mall, which was based upon the receipt of a fairness opinion issued by an independent third party; this fairness opinion is effective only if Oak Ridge Mall is sold. Under the terms of the settlement, Crown Investments Trust will pay the Company $2.3 million on the date the mall is sold, plus $639,000 for 52 consecutive quarters and then $432,000 for four consecutive quarters thereafter, for a total of $37.3 million. Carlisle Plaza Mall, including freestanding space, comprises 342,000 square feet of GLA and has mall shop occupancy of 56%. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract prices, Carlisle Plaza would produce a book gain on sale of approximately $1.5 million and Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be economically mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. Due to the above contingencies and uncertainties, these two assets and their associated liabilities have not been reclassified to held for sale status as of June 30, 2002.

NOTE 6 - COMMON SHARE OFFERING

On June 7, 2002, the Company completed a public offering of 5,000,000 of its common shares of beneficial interest, par value $0.01, at a public offering price of $8.75 per share. In addition to the shares issued above, on June 20, 2002 the Company sold another 750,000 common shares at $8.75 per share with respect to the underwriters' over-allotment options.

The net proceeds to the Company (after deducting underwriting discounts and estimated expenses) of the common offering was approximately $47.2 million. The proceeds from the offering were used to pay down the Company's line of credit with GECC. The Company may later re-borrow the funds under the line of credit for acquisitions of enclosed shopping malls and improvements or expansions to the Company's existing properties, or for general corporate purposes.

NOTE 7 -CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at June 30, 2002 and December 31, 2001 was $4.8 million and $4.7 million, respectively, and is included in Accounts Payable and Other Liabilities.

Based on environmental studies completed on the Properties, management believes any exposure related to environmental clean-up will not have a significant adverse impact on the Company's results of operations or its financial condition.

The Company and its subsidiaries from time to time are subject to litigation and claims, both asserted and unasserted, incidental to their businesses, some of which may be substantial. For example, these claims may include, but are not limited to, damages asserted by other owners of real estate, regulatory agencies, customers, tenant disputes over lease provisions including billings for reimbursement of operating costs and real estate taxes, and various other matters that may arise in the normal course of business. After consultations with legal counsel and other advisors, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these matters. While these matters may impact quarterly or annual results of operations and cash flows when resolved in future periods, based upon information currently available, management does not believe that the ultimate resolution of these claims and litigation will have a material adverse effect on the financial position of the Company.

Commitments

The Company has various purchase commitments related to the operations of their mall assets in the normal course of business which are not material to the financial position or liquidity of the Company. The Company also has commitments under signed leases with open tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $1.2 million as of June 30, 2002.

On July 19, 2002 the Company signed a purchase and sale agreement to acquire Valley View Mall located in LaCrosse, Wisconsin. The mall comprises 587,000 square feet of gross leasable area, of which 331,000 is owned GLA. The mall is anchored by Sears, JC Penney, Marshall Fields and Herberger's. The in-line occupancy exceeds 90%, the in-line tenant sales are approximately $300 psf, and current net operating income is approximately $5 million. The acquisition is subject to completion of due diligence procedures among other things, and assuming satisfactory resolution of these matters, closing should occur in September. The Company plans to use proceeds from its recent common share offering together with mortgage financing to fund the acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company. Although management believes that the assumptions made in connection with the forward-looking statements are reasonable, there are no assurances that the assumptions and expectations will prove to have been correct due to the foregoing and other factors.

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and six months ended June 30, 2002 and 2001. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 13.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)

Selected Financial Data:

EBITDA (1 & 3)	$28,441	$28,206	$57,242	$57,391

Funds from Operations (FFO) (2 & 3):
Net income (loss)	$2,222	$(837)	$(17)	$(485)
Adjustments:
Minority interest in Operating Partnership	1,300	1,142	2,756	2,458
Depreciation and amortization - real estate	11,066	13,498	22,460	26,250
Depreciation in JV and other line items	502	429	924	853
Extraordinary loss on early extinguishment of debt	-	-	4,314	-
Cash flow support	764	753	1,529	1,543
Funds from Operations, before allocations to minority
interests and preferred shares	15,854	14,985	31,966	30,619
Less:
Amount allocable to preferred shares	3,404	3,402	6,806	6,804
Amount allocable to minority interest	3,226	3,161	6,682	6,502
Funds from Operations applicable to common shares	$9,224	$8,422	$18,478	$17,313

Weighted average diluted common shares outstanding (4)	28,075	26,348	27,331	26,314

Cash Flows:
Net cash provided by operating activities	$13,856	$12,755	$19,600	$21,821
Net cash (used in) investing activities	$(3,938)	$(4,785)	$(7,394)	$(8,296)
Net cash (used in) financing activities	$(17,847)	$(12,029)	$(23,069)	$(23,636)

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
(4) Includes 456,000 and 140,000 shares for the three months ended June 30, 2002 and 2001, respectively,
	and 413,000 and 106,000 shares for the six months ended June 30, 2002 and 2001, respectively, for the
	dilutive effect of stock options under the Company's share incentive plans, computed using the
	treasury stock method.



 Comparison of Three and Six Months Ended June 30, 2002 to the corresponding period in 2001

- Revenues

Total revenues for the second quarter of 2002 were $45.3 million, up $0.9 million, or 2 percent, from $44.4 million for the same period in 2001.

The $0.9 million increase included: a) a $0.6 million increase in mall shop and anchor-base minimum and percentage rents due to higher rental rates; b) higher temporary and seasonal leasing income of $0.3 million, and c) higher tenant recovery income of $0.8 million, partially offset by d) lower lease termination fee income of $0.6 million, and e) lower construction fee income of $0.2 million.

Total revenues for the first six months of 2002 were $91.4 million compared to $91.0 million for the same period in 2001, an increase of $0.4 million.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the second quarter of 2002 were $16.1 million, an increase of $0.6 million compared to the corresponding period in 2001. For the first six months of 2002, recoverable and non-recoverable mall operating costs were $32.7 million, an increase of $0.4 million over the first six months of 2001. The primary categories contributing to the increase in expenses were insurance, security, and utility redistribution costs.

Depreciation and amortization expense for the second quarter of 2002 was $11.1 million, a decrease of $2.4 million compared to the second quarter of 2001. Depreciation and amortization expense for the first half of 2002 was $22.5 million, down $3.8 million compared to the first half of 2001. The primary reason for the decrease in depreciation and amortization for both the quarter and the first six months is due to the write-offs of unamortized tenant allowances during 2001 associated with tenants that closed or terminated early.

- General, Administrative and Interest Expenses:

For the second quarter of 2002, general and administrative expenses were $1.4 million, an increase of $0.1 million compared to the second quarter of 2001. For the first six months of 2002, general and administrative costs were $2.9 million, an increase of $0.1 million compared to the first six months of 2001.

Interest expense decreased by $0.6 million in the second quarter of 2002 compared to the second quarter of 2001, and decreased by $1.5 million in the first six months of 2002 compared to the first six months of 2001. Interest expense for both the quarter and year-to-date was favorably impacted by lower interest rates on the Company's floating rate debt and by the pay down of debt associated with the secondary stock offering (see Note 6 to the consolidated financial statements).

- Gain on Property Sales and Disposals:

There was one land sale in the second quarter of 2002 that resulted in a small loss, versus none in the second quarter of 2001. For the first six months of 2002, there was a gain on outparcel sales of $0.1 million, compared to $0.2 million for the first six months of 2001.

- Net Income (loss):

The net income for the second quarter of 2002 was $2.2 million compared to a net loss of $0.8 million for the second quarter of 2001. After deducting preferred dividends, there was a net loss of $1.2 million applicable to common shares, compared to a net loss of $4.2 million for the second quarter of 2001.

The Company's net income for the first six months of 2002 was $0 million compared to a net loss of $0.5 million for the comparable period of 2001. After deducting preferred dividends, there was a net loss in the first half of 2002 applicable to common shares of $6.8 million; this compares to a net loss of $7.3 million applicable to common shares for the first half of 2001.

- Funds from Operations:

For the quarter ended June 30, 2002, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $15.9 million, up from $15.0 million in the same quarter of 2001, an improvement of $0.9 million. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $9.2 million, compared to $8.4 million in the same quarter of 2001. The net increase in total FFO of $0.9 million was largely comprised of the following: a) a $0.6 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; b) $0.3 million in higher temporary and seasonal leasing revenues; c) lower interest expense of $0.6 million primarily as a result of lower interest rates; and d) $0.5 million in higher net operating cost reimbursements from tenants. These positive variances in FFO were partially offset by: e) $0.1 million in lower gain on land sales; f) $0.2 million in lower net utility income; g) $0.6 million in lower lease termination fees; and h) $0.2 million in higher property and general and administrative costs.

For the first six months of 2002, FFO before allocations to minority interest and to preferred dividends was $32.0 million compared to $30.6 million for the same period in 2001, an improvement of $1.4 million. FFO allocable to common shares (after minority interest and preferred dividends) was $18.5 million for the first half of 2002, compared to $17.3 million for the first half of 2001. The $1.4 million increase in total FFO for the first six months of 2002 compared to 2001 was largely comprised of: a) a $0.8 million increase in mall shop and anchor base and percentage rents as a result of higher average rental rates; b) $0.4 million higher temporary and seasonal leasing revenues; c) lower interest expense of $1.5 million primarily due to lower rates, partially offset by higher average borrowings; d) $0.2 million in higher net operating cost reimbursements from tenants; and e) $0.1 million in higher miscellaneous revenues. These positive variances in FFO were partially offset by: f) $0.1 million in lower gain on sale of outparcel land; g) $0.3 million lower net utility income; h) $1.0 million in lower one-time lease buyout income from terminations occurring during 2001; and i) $0.2 million in higher property and general and administrative costs.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the six months ended June 30, 2002 and 2001 (000's):
	Six Months Ended
	June 30,

	2002	2001

Net (loss)	$(17)	$(485)
Minority interest in Operating Partnership	2,756	2,458
Income before minority interest	2,739	1,973
Interest	26,356	27,875
Depreciation and amortization	22,460	26,250
Extraordinary items	4,314	0
Depreciation in G & A, in recoverable costs	763	713
Interest on 50% joint venture	330	328
Depreciation on 50% joint venture	280	252
Total EBITDA, as reported	$57,242	$57,391

For the six months ended June 30, 2002, EBITDA was $57.2 million compared to $57.4 million for the comparable period of 2001. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA. If lease termination income is excluded from both periods, EBITDA for the six months of 2002 would show an increase of $0.9 million over the same period of 2001, a 2% improvement.

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

Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the financial statements included in the Company's 2001 Form 10-K.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 effective January 1, 2002 with no material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and its implementation did not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company is currently evaluating the full impact of the adoption of SFAS 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods may need to be reclassified to income from continuing operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In July 2002, the FASB issued Statement of Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not determined the effect, if any, this Statement will have on the Company's results of operations or financial position.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At June 30, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 23.75% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 76.25%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at June 30, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at June 30, 2002 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $3.9 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first six months of 2002. On a cumulative basis, $12.5 million of such losses have been absorbed by the Company, through and including June 30, 2002.

2002 Cash Flows

For the six months ended June 30, 2002, the Company generated $19.6 million in cash flows from operating activities, which includes a negative impact of $11.4 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. $6.1 million of this $11.4 million change in working capital items was attributable to the decrease in mall gift certificate cash balances relating to the sale of gift certificates which peak during the Christmas season and then get redeemed during the first few months of the following year. The Company invested $7.4 million in its existing properties during the first six months of 2002 which included $4.5 million in tenant allowances and associated leasing costs and $2.9 million in various other operational capital expenditures. The Company used $23.1 million in its financing activities, which included (i) additional borrowings of $47.7 million, net of escrow deposits, issuance costs, and prepayment penalties; (ii) $47.3 million in net proceeds from the issuance of common shares and from stock option exercise proceeds; (iii) $97.5 million of debt repayments and loan amortization; (iv) $22.1 million of common and preferred dividends; and (v) $1.5 million of cash flow support payments.

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

As described in Note 4 to the Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At June 30, 2002 the borrowing capacity was approximately $152 million and the balance outstanding on the line of credit was $99.5 million. As also described in Note 4, twenty malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Several of the company's loans and its lines of credit contain financial covenants; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the quarter ended June 30, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit and the loan on Capital City Mall that closed on January 3, 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the agreement. Two of the major insurance companies used by the Company had been down-graded below required levels by certain rating agencies; subsequent to year end, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. If such downgrades were to occur and not be waived by the lenders, the Company will be required to replace its coverage with other insurance companies that satisfy the loan credit requirements. While management believes that it will be able to do so, if required, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

In October 2001, the Company executed a three year extension option of a $16.0 million mortgage loan that was scheduled to mature in mid-2002. The Company exercised this three-year extension option in June 2002. The interest rate on the mortgage loan changed in July 2002 from a fixed rate of 7.66% to a floating rate of LIBOR plus 2.00%; annual debt service was reduced from current levels at this time as well.

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall in Harrisburg, PA with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of approximately 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, was recorded as an extraordinary loss (non-FFO) in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

On May 1, 2002, the Company paid down an existing $9.3 million mortgage loan on Carlisle Plaza Mall to $6.0 million in connection with a one-year extension to May 1, 2003.

In June 2002, the Company completed a public offering of 5,750,000 of its common shares of beneficial interest (including over-allotments), par value $0.01, at a public offering price of $8.75 per share. The net proceeds to the Company (after deducting underwriting discounts and estimated expenses) were approximately $47.2 million. The proceeds from the offering were used to pay down the Company's line of credit with GECC. The Company may later re-borrow the funds under the line of credit for acquisitions of enclosed shopping malls and improvements or expansions to the Company's existing properties, or for general corporate purposes.

With regard to the Company's disposition strategy, the Company will dispose of any of the Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale. Two malls are currently under contract of sale to two different buyers: Carlisle Plaza Mall in Carlisle, PA and Oak Ridge Mall in Oak Ridge, TN. Both buyers are in the process of completing their due diligence and certain other matters, such as zoning variances, other local government and tenant approvals, and financing. On May 17, 2002, the Company's Board of Trustees approved the Oak Ridge Mall Sale Agreement and the independent members of the Board of Trustees also approved a settlement of the Cash Flow Support Agreement with respect to Oak Ridge Mall, which was based upon the receipt of a fairness opinion issued by an independent third party; this fairness opinion is effective only if Oak Ridge Mall is sold. Under the terms of the settlement, Crown Investments Trust will pay the Company $2.3 million on the date the mall is sold, plus $639,000 for 52 consecutive quarters and then $432,000 for four consecutive quarters thereafter, for a total of $37.3 million. Carlisle Plaza Mall, including freestanding space, comprises 342,000 square feet of GLA and has mall shop occupancy of 56%. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract prices, Carlisle Plaza would produce a book gain on sale of approximately $1.5 million and Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. Due to the above contingencies and uncertainties, these two assets have not been reclassified to held for sale status as of June 30, 2002.

As of June 30, 2002 the scheduled principal payments on all debt are $4.8 million, $16.1 million, $141.7 million, $21.1 million, and $10.4 million for the six month period and the years ended December 31, 2002 through 2006, respectively, and $482.4 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2001, 2000, and 1999, were 2.09 to 1, 2.07 to 1, and 2.06 to 1, respectively.

As further described in Note 8 to the financial statements included in the Company's 2001 Form 10-K, Crown Investments and its subsidiary have been granted rights, subject to certain restrictions, whereby they may redeem part or all of their common partnership units for common shares, on a one-to-one basis, for cash at a price equal to the value of the Company's common shares. Crown Investments has pledged substantially all of its limited partnership units as collateral for a loan it has received from an unrelated third party.

Quantitative and Qualitative Disclosures About Market Risk

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at June 30, 2002.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with its $79.0 million of variable-rate debt, which represents 12% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):

	Period ending December 31,
						2007 and
	2002	2003	2004	2005	2006	thereafter
	(six months)	(year)	(year)	(year)	(year)

Long-term debt
Fixed rate debt	$ 4.2	$ 14.8	$ 75.9	$ 9.8	$ 10.4	$ 482.4
Average rate debt	7.28%	7.98%	7.80%	7.17%	7.25%	7.53%
Variable rate debt	$ 0.6	$ 1.3	$ 65.8	$ 11.3	-	-
Average interest rate	3.84%	3.84%	4.08%	3.84%	-	-

Interest rate risk for the Company decreased during the six months ended June 30, 2002 due to a decrease in variable rate debt from $115.0 million at December 31, 2001 to $79.0 million at June 30, 2002. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company entered into interest rate derivative instruments to mitigate such risks in 2001, and as of June 30, 2002, the Company had $35 million of swap agreements outstanding.

A hypothetical change of 10% in LIBOR, on which the Company's interest rates are based, would increase or decrease interest expense by approximately $0.14 million based on the level of variable rate debt outstanding at June 30, 2002.

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

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held in Johnstown, Pennsylvania on April 24, 2002 for the purpose of considering and acting on the following proposals:

    Election of persons (Mark E. Pasquerilla, Clifford A. Barton and Peter J. Siris) to serve as Trustees for a three-year term.

2. Voting results were as follows:

Shares Outstanding:	26,208,049
Total Shares Voted:	24,574,137
Quorum:	93.77%
Proposal #1:	Election of Directors
	For	Withheld
Mark E. Pasquerilla, Chairman, CEO, and President	23,427,662	1,146,475
Clifford A. Barton, Independent Trustee	24,366,873	207,264
Peter J. Siris, Independent Trustee	24,371,462	202,675

The proposals were described in a proxy statement dated March 19, 2002. A quorum was present at the meeting, and the proposal was approved.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Second Amended and Restated Declaration of Trust of the Company. (a)
3.2	Bylaws of the Company. (a)
4.1	See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1). (a)
4.2	Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3	Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement of Form S-3, filed on June 27, 1997)
10.1

Underwriting Agreement by and among the Company, Crown American Properties, L.P.,
Friedman, Billings, Ramsey & Co., Inc.,Ferris, Baker Watts, Incorporated,
J.J.B. Hilliard, W.L. Lyons, Inc. and Stifel Nicolaus &
Company, Incorporated, dated June 3, 2002, with respect to the issuance and sale of up to 5,750,000 shares
of the Company's common shares of beneficial interest (b)

10.2

Second Amendment to the Amended and Restated Cash Flow Support Agreement, dated
 May 17, 2002 (c)

(a)
Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.
(b)
Filed as an Exhibit to the Company's Form 8-K on June 6, 2002
(c)
Filed herewith

(b) Reports on Form 8-K

On May 17, 2002, the Company filed with the Securities and Exchange Commission a report on Form 8-K relating to the dismissal of Arthur Andersen LLP as the Company's independent auditors and the appointment of Ernst & Young LLP as independent auditors for the current fiscal year ending December 31, 2002.

On May 30, 2002, the Company furnished to the Securities and Exchange Commission on Form 8-K an announcement related to a public offering of common shares completed in June 2002.

On June 6, 2002, the Company filed with the Securities and Exchange Commission on Form 8-K the Underwriting Agreement and certain exhibits related to the Company's public offering of common shares pursuant to a Registration Statement on Form S-11 which the Company filed with the Commission on June 4, 2002.

On July 22, 2002, the Company furnished to the Securities and Exchange Commission on Form 8-K its regular quarterly earnings release and its Second Quarter 2002 Supplemental Financial and Operational Information Package for analysts and investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: August 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: August 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)

CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002

/s/ Mark E. Pasquerilla

Name: Mark E. Pasquerilla

Title: President & Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002

/s/ Terry L. Stevens

Name: Terry L. Stevens

Title: Executive Vice President and Chief Financial Officer