Form 10-Q
period 2002-09-30
CROWN AMERICAN REALTY TRUST
filed 2002-11-14
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Title of Class)

As of October 15, 2002, 32,007,029 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

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

Yes   X   No  ____

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended September 30, 2002

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations for the three and nine months ended
		September 30, 2002 and 2001	4

		Consolidated Statements of Shareholders' Equity for the nine months ended
		September 30, 2002	5

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7 - 14

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	14 - 23

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4:	Controls and Procedures	23

Part II	Other Information

	Item 1:	Legal Proceedings	24

	Item 2:	Changes in Securities	24

	Item 3:	Defaults Upon Senior Securities	24

	Item 4:	Submission of Matters to a Vote of Security Holders	24

	Item 5:	Other Information	24

	Item 6:	Exhibits and Reports on Form 8-K	24

	Signatures		25

	Certifications		26 - 28



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$157,522	$147,371
Buildings and improvements	1,071,920	1,024,609
Deferred leasing and other charges	44,095	44,678
	1,273,537	1,216,658
Accumulated depreciation and amortization	(490,887)	(461,452)
	782,650	755,206

Minority interest in Operating Partnership	3,162	3,303

Other assets:
Investment in joint venture	3,494	3,705
Cash and cash equivalents, unrestricted	10,556	16,998
Restricted cash and escrow deposits	8,161	7,877
Tenant and other receivables	12,734	14,648
Deferred charges and other assets	22,485	19,587
Assets from discontinued operations	5,111	5,456
	$848,353	$826,780

Liabilities and Shareholders' Equity

Liabilities:

Debt on income-producing properties	$724,177	$710,436
Accounts payable and other liabilities	30,468	40,731
Liabilities from discontinued operations	7,020	10,490
	761,665	761,657

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 33,505,447 and 27,742,317 shares issued at
September 30, 2002 and December 31, 2001, respectively	335	277
Additional paid-in capital	365,007	317,450
Accumulated deficit	(262,669)	(235,980)
	102,698	81,772
Less common shares held in treasury at cost, 1,534,398
shares at both September 30, 2002 and December 31, 2001	(14,652)	(14,652)

Less senior preferred shares held in treasury, at cost, 25,000
shares at both September 30, 2002 and December 31, 2001	(929)	(929)
Accumulated other comprehensive loss	(429)	(1,068)
	86,688	65,123
	$848,353	$826,780
The accompanying notes are an integral part of these statements





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$28,643	$27,455	$85,793	$85,045
Percentage rent	1,273	1,704	4,318	4,708
Property operating cost recoveries	9,041	8,753	26,956	26,279
Temporary and promotional leasing	2,096	1,806	6,439	5,751
Utility redistribution income	3,745	3,656	10,610	10,691
Miscellaneous income	505	212	1,512	1,129
	45,303	43,586	135,628	133,603

Property operating costs:
Recoverable operating costs	12,320	11,798	36,537	35,834
Property administrative costs	710	502	2,144	1,886
Other operating costs	796	546	2,090	1,863
Utility redistribution expense	3,147	2,989	8,513	8,145
Depreciation and amortization	11,498	11,348	33,774	37,387
	28,471	27,183	83,058	85,115
	16,832	16,403	52,570	48,488
Other expenses:
General and administrative	1,423	1,015	4,299	3,794
Interest, net	12,548	13,576	38,478	40,970
	13,971	14,591	42,777	44,764
	2,861	1,812	9,793	3,724

Property sales, disposals and adjustments:
Gain on sale of outparcel land	-	167	94	366

Discontinued operations - loss from operations	(97)	(102)	(70)	(240)

Income before extraordinary item and minority interest
in Operating Partnership	2,764	1,877	9,817	3,850
Extraordinary loss on early extinguishment of debt	-	-	(4,314)	-

Income before minority interest in Operating Partnership	2,764	1,877	5,503	3,850
Minority interest in Operating Partnership	(1,354)	(1,366)	(4,110)	(3,824)
Net income	1,410	511	1,393	26
Dividends on preferred shares	(3,403)	(3,402)	(10,209)	(10,206)
Net (loss) applicable to common shares	$(1,993)	$(2,891)	$(8,816)	$(10,180)

Per common share data:
Basic and Diluted EPS:
(Loss) before extraordinary item and discontinued
operations, net of minority interest allocations	$(0.06)	$(0.11)	$(0.20)	$(0.38)
Extraordinary item	-	-	(0.11)	-
(Loss) from discontinued operations	-	-	-	(0.01)
Net (loss)	$(0.06)	$(0.11)	$(0.31)	$(0.39)

Weighted average shares outstanding	31,984	26,208	28,625	26,208

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2001	$25	$277	$317,450	$(235,980)	$(14,652)	$(929)	$(1,068)	$65,123

Comprehensive income:
Net income				1,393				1,393
Net income on cash-flow
hedging activities							639	639
Total comprehensive income				1,393			639	2,032

Issuance of common shares and
DRIP purchases		58	47,458					47,516

Transfer in (out) of limited partner's
interest in the Operating Partnership			99					99

Dividends paid and accrued:
Preferred shares				(10,209)				(10,209)
Common shares				(17,873)				(17,873)

Balance, September 30, 2002	$25	$335	$365,007	$(262,669)	$(14,652)	$(929)	$(429)	$86,688
The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)

Cash flows from operating activities:
Net income	$1,393	$26
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership	4,110	3,824
Equity earnings in joint venture	(326)	(207)
Depreciation and amortization	36,252	39,837
Loss on early extinguishment of debt	4,314	-
Net changes in:
Tenant and other receivables	1,914	2,077
Deferred charges and other assets	(4,534)	(1,575)
Restricted cash and escrow deposits	316	1,602
Accounts payable and other liabilities	(9,624)	(10,275)
Net cash provided by discontinued operations	570	454
Net cash provided by operating activities	34,385	35,763

Cash flows from investing activities:
Investment in income-producing properties	(10,968)	(15,515)
Acquisition of enclosed mall	(50,004)	-
Change in investing escrow deposits	(121)	(50)
Distributions from joint venture	260	539
Net cash used in discontinued operations	(23)	(201)
Net cash (used in) investing activities	(60,856)	(15,227)

Cash flows from financing activities:
Net proceeds from common share issuance and exercise of stock options	47,622	-
Proceeds from issuance of debt, net of loan deposits and prepayment penalties	105,775	13,401
Cost of issuance of debt	(1,140)	-
Debt repayments	(96,509)	(10,193)
Dividends and distributions paid on common shares and partnership units	(24,196)	(22,696)
Dividends paid on senior preferred shares	(10,209)	(10,206)
Cash flow support payments	2,358	2,347
Net cash used in discontinued operations	(3,672)	(489)
Net cash provided by (used in) financing activities	20,029	(27,836)

Net (decrease) in cash and cash equivalents	(6,442)	(7,300)

Cash and cash equivalents, beginning of period	16,998	14,613

Cash and cash equivalents, end of period	$10,556	$7,313

SUPPLEMENTAL CASH FLOW DATA:

Interest paid (net of capitalized amounts)	$37,176	$39,589
Interest capitalized	$-	$34
Other comprehensive income (loss)	$639	$(1,111)

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

As of September 30, 2002, the Properties consist of: (1) 27 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Georgia, and Wisconsin (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under a purchase option) sub-leased to a department store chain ("Westgate anchor pad").

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership. The Operating Partnership directly owns six malls, the 50% joint venture interest in Palmer Park Mall, the Corporate headquarters building, and the Westgate anchor pad. All remaining properties are owned by nine partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership. The remaining 0.5% interests in these second-tier entities are owned by the Company through its wholly-owned subsidiaries. The Operating Partnership also has all paid employees and manages all properties except the Palmer Park Mall and the Westgate anchor pad. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities. The Company is the sole general partner in the Operating Partnership, and at September 30, 2002 the Company held 100% of the preferred partnership interests and 76.27% of the common partnership interests. All significant intercompany amounts have been eliminated.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Carlisle Plaza Mall has been classified as held for sale as of September 30, 2002 and, consequently, is shown as discontinued operations in the accompanying financial statements with all prior periods reclassified. (See Note 6 to the Consolidated Financial Statements.)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At September 30, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 23.73% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 76.27%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at September 30, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at September 30, 2002 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $5.4 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first nine months of 2002. On a cumulative basis, $14.0 million of such losses have been absorbed by the Company, through and including September 30, 2002.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. Because no anti-dilution is permitted, diluted and basic EPS for the three and nine months ended September 30, 2002 and 2001 are identical.

The calculation of diluted earnings per share for the nine months ended September 30, 2002 and 2001 would have included approximately 308,000 shares and 128,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted as a result of losses reported by the Company.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and applied its provisions to the sale of Carlisle Plaza Mall as further described in Note 6 to the interim Consolidated Financial Statements herein.

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

In July 2002, the FASB issued Statement of Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

 NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
	September 30, 2002	December 31, 2001

GECC mortgage loan	$452,186	$457,195
Permanent loans	152,463	103,213
Secured lines of credit	119,528	150,028
	$724,177	$710,436

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

Permanent Loans

At September 30, 2002, permanent loans consisted of six loans secured by six properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $32.9 million mortgage loan secured by Schuylkill Mall due December 2004 with a fixed interest rate of 8.385%, (see Note 9, Subsequent Events, for description of extension and modification of this loan that occurred in November 2002), (2) a $13.8 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%, (3) a mortgage loan secured by Oak Ridge Mall due July 2005 with a variable interest rate of LIBOR plus 2.00%, (4) a $53.3 million mortgage loan secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (5) a $1.6 million Urban Development Action Grant loan secured by the Company's headquarters office building due October 2006 with 0% interest, and (6) a $37.0 million mortgage loan secured by Valley View Mall due October 2009 with a fixed interest rate of 6.15%. All the loans except the loans on Capital City Mall, Valley View Mall, and Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership. Two loans on Carlisle Plaza Mall aggregating $6.8 million at September 30, 2002 are now shown as part of discontinued operations due to Carlisle being presented as held for sale.

The proceeds from the $53.3 million loan on Capital City Mall, which closed in January 2002, were used to repay $42.5 million on the former mortgage loan (included a $4.1 prepayment penalty) and $1.7 million of loan closing costs and various loan reserves. The $4.1 million prepayment penalty together with $0.2 million of unamortized deferred financing costs on the previous loan were recorded as an extraordinary loss in the Company's Consolidated Statement of Operations during the first quarter of 2002.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties; at September 30, 2002, total borrowing capacity was approximately $156 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility cannot be replaced prior to September 29, 2002, but the amounts outstanding under the facility can be prepaid in whole or in part at any time without penalty. Borrowings under this credit facility totaled $119.5 million at September 30, 2002.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There were no borrowings outstanding under this line as of September 30, 2002.

Covenants and Restrictions

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the quarter ended September 30, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall that closed in January 2002, and the $37.0 million loan for Valley View Mall that closed in September 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance companies used by the Company had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. In October 2002, two rating agencies further downgraded one of the insurance companies used by the Company. As of November 12, 2002, all of the lenders under the Company's loans that have insurance company rating requirements had approved (either verbally or in writing) the continued use of the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal periods with the insurance company (April 2003 and September 2003). Management plans to replace this insurance company with other companies that meet the lender requirements when the policies are renewed in 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in 2003. While management believes it will be able to replace the downgraded insurance company as part of the normal renewal cycles in 2003, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Twenty-one of the Company's malls are owned or ground leased by special purpose consolidated subsidiaries of the Company. The sole business purpose of the special purpose subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these special purpose subsidiaries are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the consolidated Company.

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and six of the permanent loans with an aggregate principal balance of $625.7 million at September 30, 2002 have fixed interest rates ranging from 6.15% to 8.38% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at September 30, 2002 and 2001 was 7.48% and 7.60%, respectively. All of the remaining loans with an aggregate principal balance of $98.5 million at September 30, 2002 have variable interest rates based on spreads ranging from 2.00% to 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at September 30, 2002 and 2001 were 4.03% and 4.91%, respectively. The weighted average interest rates on variable rate debt during the nine months ended September 30, 2002 and 2001 were 4.09% and 7.00%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expire on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of September 30, 2002, there was a cumulative mark-to-market loss on the swap agreements of $0.4 million which has been reflected in accumulated other comprehensive loss and in accounts payable and other liabilities. The current year impact of the mark to market adjustment was to record comprehensive income of $0.6 million for the nine months ended September 30, 2002.

Debt Maturities

As of September 30, 2002, the scheduled principal payments on all debt, including extensions available at the Company's option provided the debt is not in default at the extension dates, are as follows (in thousands):
Period Ending
December 31,

2002 (three months)	$2,435
2003 (year)	10,047
2004 (year)	161,694
2005 (year)	21,265
2006 (year)	10,863
Thereafter	517,873
$724,177

NOTE 5 - ACQUISITIONS

In late September 2002, the Company completed the acquisition of Valley View Mall, an enclosed regional shopping mall, located in La Crosse, Wisconsin, from The Equitable Life Assurance Society of the United State. Valley View Mall comprises 587,000 square feet of gross leasable area (GLA), which includes 35,000 square feet of GLA in a detached strip center. The mall is anchored by Sears, JC Penney, Marshall Fields and Herberger's. The stores occupied by Sears, Marshall Fields and Herberger's, aggregating 256,000 square feet of GLA, together with related parking areas are owned by their anchor occupants. The mall shop tenant occupancy is approximately 90%, and the mall shop tenant sales are approximately $300 per square foot. Annual net operating income is expected to exceed $5 million. The purchase price was $50 million and was financed by a $37.0 million seven-year fixed rate mortgage loan bearing interest at 6.15%, with the balance funded from the Company's line of credit. In June 2002, the Company raised $47.2 million net proceeds from a common share secondary offering and used those proceeds initially to pay down its line of credit with the intent of later re-borrowing from the line of credit for acquisitions or for other general corporate purposes.

On September 11, 2002, the Company signed a purchase and sale agreement to acquire Wiregrass Commons Mall located in Dothan, Alabama, located in the southeastern corner of Alabama adjacent to Georgia and the Florida panhandle. The mall comprises 726,727 square feet of gross leasable area, of which 226,441 would be owned GLA with the remaining GLA owned by the anchors. The mall is anchored by Dillard's, JC Penney, McRae's and Parisian. The current in-line occupancy is approximately 80% and the in-line sales are approximately $260 psf. The purchase price also includes approximately 60 acres of vacant land some of which can be used for expansion or outparcel development. Closing is expected to occur in the fourth quarter. The Company plans to fund the acquisition from proceeds from its recent common share offering (originally used to paydown the Company's credit line) together with a floating rate first mortgage loan.

NOTE 6 - DISPOSITIONS AND ASSETS HELD FOR SALE

Carlisle Plaza Mall, an enclosed shopping mall with a small adjacent strip center aggregating 342,000 square feet of gross leaseable area located in Carlisle, PA, had been under a contract of sale. During the third quarter, the buyer, Carlisle Realty Partners L.P., an unrelated third party, made sufficient progress in completing its due diligence and other matters such that this asset became classified as held for sale as of September 30, 2002. As required by Statement of Financial Accounting Standards ("SFAS") No. 144, the operating results of Carlisle Plaza have been shown in the accompanying statements as discontinued operations, and all prior periods have been reclassified.

The following represents certain condensed financial statement information on Carlisle for the applicable periods presented in the financial statements (thousands of dollars):
	Three months ended Sept. 30		Nine months ended Sept. 30
	2002	2001	2002	2001
Total revenues	$405	$ 445	$1,454	$1,439
Operating (loss)	$ (97)	$(102)	$ (70)	$ (240)

	September 30, 2002	December 31, 2001

Total assets (net)	$5,111	$5,456
Total liabilities	$7,020	$10,490

Carlisle Plaza Mall was sold on October 29, 2002 for $5.8 million which resulted in a gain on sale of approximately $0.4 million after sale costs and expenses, which will be recorded in the fourth quarter. A mortgage loan of approximately $6.0 million was paid off as a part of the sale of this asset, and $0.8 million of Industrial Development bonds related to Carlisle will be paid off prior to December 31, 2002. An extraordinary loss on the early extinguishment of debt of approximately $0.08 million will be recorded in the fourth quarter.

One other mall is currently under a contract of sale as of September 30, 2002 - Oak Ridge Mall in Oak Ridge, TN. On May 17, 2002, the Company's Board of Trustees approved the Oak Ridge Mall Sale Agreement (the "Sale Agreement") and the independent members of the Board of Trustees also approved a settlement of the Cash Flow Support Agreement with respect to Oak Ridge Mall, which was based upon the receipt of a fairness opinion issued by an independent third party; this fairness opinion is effective only if Oak Ridge Mall is sold. Under the terms of the settlement, Crown Investments Trust will pay the Company $2.3 million on the date the mall is sold, plus $639,000 for 52 consecutive quarters and then $432,000 for four consecutive quarters thereafter, for a total of $37.3 million. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract price, Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be economically mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. The Company and the proposed buyer are currently negotiating potential changes to the Sale Agreement, including a possible reduction in the purchase price and changes in the form of payment. These negotiations are ongoing and there is no assurance that the Company and the buyer will be able to reach an agreement. The proposed buyer may terminate the existing contract of sale for any reason prior to November 25, 2002, and there is no assurance at this time that the mall will be sold. Accordingly, this asset and its associated liabilities have not been reclassified to held for sale status as of September 30, 2002.

NOTE 7 - COMMON SHARE OFFERING

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

NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at September 30, 2002 and December 31, 2001 was $5.2 million and $4.7 million, respectively, and is included in Accounts Payable and Other Liabilities.

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

Commitments

The Company has various purchase commitments related to the operations of their mall assets in the normal course of business which are not material to the financial position or liquidity of the Company. The Company also has commitments under signed leases with open tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $1.7 million as of September 30, 2002.

NOTE 9 - SUBSEQUENT EVENTS

As described in Note 6, on October 29, 2002, the Company sold Carlisle Plaza Mall to an unrelated party for $5.8 million.

On November 7, 2002, the Company executed agreements to extend and modify the terms of its mortgage loan on Schuylkill Mall, Frackville, PA. Under the previous terms, the loan bore interest at a fixed rate of 8.375%, the annual debt service payment was $3.62 million, and the loan matured on December 1, 2004. The new terms, effective November 1, 2002, include interest at a fixed rate of 7.25%, annual debt service of $3.32 million and a maturity date of December 1, 2008. In connection with this extension and modification of terms, the Company made a cash payment of $5.0 million to reduce the principal balance from $32.9 million to $27.9 million. The loan was and remains guaranteed by the Company.

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

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three and nine months ended September 30, 2002 and 2001. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim consolidated financial statements on pages 3 to 14. As described in Note 6 to the Interim Consolidated Financial Statements herein, prior period financial statements have been reclassified to reflect the presentation of Carlisle Plaza Mall as discontinued operations, as required by Statement of Financial Accounting Standards ("SFAS") No 144. Prior period operating statistics, including Funds from Operations, have also been restated to delete the impact of Carlisle from all periods.

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

Funds from Operations (FFO) is a recognized industry performance measure for real estate investment trusts (REIT's) and as defined by the National Association of Real Estate Investment Trusts (NAREIT) generally represents net income or loss (computed in accordance with generally accepted accounting principles) before minority interest, real estate depreciation and amortization (as defined) and extraordinary and unusual non-recurring items, and additionally includes cash flow support (see Note 8 to the financial statements included in the Company's 2001 Form 10-K). Funds from Operations is used in the real estate industry as a measure of operating performance because reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of real estate, which have historically been appreciating assets. Gain on sales of outparcel land have been included in Funds from Operations. Gain or losses on sales of operating properties and anchor store locations, adjustments to carrying values of assets to be disposed of, and extraordinary items are excluded from FFO because such transactions are uncommon and not a part of ongoing operations.

EBITDA is defined as revenues and gain on sale of outparcel land, less mall operating costs, and corporate general and administrative expenses, but before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of properties and anchor store locations, adjustments to carrying values of assets to be disposed of, income or loss from discontinued operations, and extraordinary items because such items are uncommon and not a part of ongoing operations. Management believes EBITDA, as defined, provides the clearest indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

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



	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in thousands)

Selected Financial Data:

EBITDA (1 & 3)	$27,576	$27,553	$84,181	$84,390

Funds from Operations (FFO) (2 & 3):
Net income	$1,410	$511	$1,393	$26
Adjustments:
Minority interest in Operating Partnership	1,354	1,366	4,110	3,824
Depreciation and amortization - real estate	11,498	11,348	33,774	37,387
Depreciation in JV and other line items	437	437	1,361	1,290
Extraordinary loss on early extinguishment of debt	-	-	4,314	-
Loss from discontinued operations	97	102	70	240
Cash flow support	828	804	2,357	2,347
Funds from Operations, before allocations to minority
interests and preferred shares	15,624	14,568	47,379	45,114
Less:
Amount allocable to preferred shares	(3,403)	(3,402)	(10,209)	(10,206)
Amount allocable to minority interest	(2,838)	(3,047)	(9,466)	(9,529)
Funds from Operations applicable to common shares	$9,383	$8,119	$27,704	$25,379

Weighted average diluted common shares outstanding (4)	32,296	26,382	28,933	26,336

Cash Flows:
Net cash provided by operating activities	$14,785	$13,942	$34,385	$35,763
Net cash (used in) investing activities	$(53,462)	$(6,931)	$(60,856)	$(15,227)
Net cash provided by (used in) financing activities	$43,098	$(4,200)	$20,029	$(27,836)

(1) EBITDA represents revenues and gain on sale of outparcel land, less operating costs, including general and administrative expenses, before interest, and all depreciation and amortization; EBITDA also excludes gain on sales of operating properties and anchor store locations, adjustments to carrying values of assets to be disposed of, income or loss from discountinued operations, and extraordinary items because such items are uncommon and not a part of ongoing operations.
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
(4) Includes 312,000 and 174,000 shares for the three months ended September 30, 2002 and 2001, respectively, and 308,000 and 128,000 shares for the nine months ended September 30, 2002 and 2001, respectively, for the dilutive effect of stock options under the Company's share incentive plans, computed using the treasury stock method.



Comparison of Three and Nine Months Ended September 30, 2002 to the corresponding period in 2001

- Revenues

Total revenues for the third quarter of 2002 were $45.3 million, up $1.7 million, or 4 percent, from $43.6 million for the same period in 2001.

The primary composition of this $1.7 million increase was as follows: a) a $1.1 million increase in mall shop and anchor-base minimum rents due to higher rental rates; b) higher temporary and seasonal leasing revenues of $0.3 million, c) higher recovery income of $0.3 million, d) higher miscellaneous revenues and utility income of $0.4 million, offset by e) lower percentage rents of $0.4 million.

Total revenues for the first nine months of 2002 were $135.6 million compared to $133.6 million for the same period in 2001, an increase of $2.0 million, or 2 percent. Year-to-date, mall shop and anchor base rents are up $1.8 million over 2001 due to higher contractual rents, recovery income is up $0.7 million over 2001, temporary and seasonal leasing is higher in 2002 by $0.7 million, and miscellaneous mall revenues is up $0.3 million in 2002; percentage rent is lower in 2002 by $0.4 million and lease buyout income has decreased by $1.0 million in 2002.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the third quarter of 2002 were $17.0 million, an increase of $1.2 million compared to the corresponding period in 2001. For the first nine months of 2002, recoverable and non-recoverable mall operating costs were $49.3 million, an increase of $1.6 million or 3% over the first nine months of 2001. The majority of this increase compared to 2001 was in the categories of insurance, security, real estate taxes, and non-recoverable expenses.

Depreciation and amortization expense for the third quarter of 2002 was $11.5 million, an increase of $0.2 million from the third quarter of 2001. Depreciation and amortization expense for the first nine months of 2002 totals $33.8 million, down $3.6 million compared to the first nine months of 2001. The primary reason for the decrease in depreciation and amortization for the first nine months is due to accelerated depreciation of unamortized tenant allowances related to tenants that closed or terminated early in 2001.

- General, Administrative and Interest Expenses:

For the third quarter of 2002, general and administrative expenses were $1.4 million, an increase of $0.4 million from the third quarter of 2001. For the first nine months of 2002, general and administrative costs were $4.3 million, an increase of $0.5 million compared to the first nine months of 2001. The higher general and administrative costs are both the product of a 4% increase in gross spending levels and lower capitalization of leasing and construction costs.

Interest expense decreased by $1.0 million in the third quarter of 2002 versus the third quarter of 2001, primarily due to lower interest rates and due to the paydown of debt associated with the proceeds of the June stock offering. For the first nine months of 2002, interest expense was $38.5 million, a decrease of $2.5 million compared to the first nine months of 2001.

- Gain on Property Sales and Disposals:

There were no outparcel sales in the third quarter of 2002, and $0.1 million of gain in the first nine months of 2002. This compares to a gain of $0.2 million and $0.4 million in the third quarter and first nine months of 2001, respectively.

- Net Income (loss):

The net income for the third quarter of 2002 was $1.4 million compared to net income of $0.5 million for the third quarter of 2001. After deducting preferred dividends, there was a net loss of $2.0 million applicable to common shares, compared to a net loss of $2.9 million for the third quarter of 2001.

The Company's net income for the first nine months of 2002 was $1.4 million compared to $0 million net income for the comparable period of 2001. After deducting preferred dividends, there was a net loss in the first nine months of 2002 applicable to common shares of $8.8 million; this compares to a net loss of $10.2 million applicable to common shares for the first nine months of 2001. The net loss for 2002 includes $4.3 million of extraordinary loss on the early extinguishment of debt.

- Funds from Operations:

For the quarter ended September 30, 2002, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $15.6 million, up from $14.6 million in the same quarter of 2001, an improvement of $1.0 million. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $9.4 million, compared to $8.1 million in the same quarter of 2001. The net increase in total FFO of $1.0 million was largely comprised of the following: a) a $1.0 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; b) $0.3 million in higher temporary and seasonal leasing revenues; and c) lower interest expense of $1.0 million primarily as a result of lower interest rates and lower average borrowings. These positive variances in FFO were partially offset by: d) $0.2 million in lower gain on land sales; e) $0.5 million in higher operating costs, net of reimbursements; and f) $0.6 million in higher property and general and administrative costs.

For the first nine months of 2002, FFO before allocations to minority interest and to preferred dividends was $47.4 million compared to $45.1 million for the same period in 2001, an improvement of $2.3 million. FFO allocable to common shares (after minority interest and preferred dividends) was $27.7 million for the first nine months of 2002, compared to $25.4 million for the first nine months of 2001. The $2.3 million increase in total FFO for the first nine months of 2002 compared to 2001 was largely comprised of: a) a $1.8 million increase in mall shop base and percentage rents as a result of higher average rental rates; b) $0.7 million higher temporary and seasonal leasing revenues; c) lower interest expense of $2.5 million primarily due to lower rates and to lower average borrowings. These positive variances in FFO were partially offset by: d) $0.3 million in lower gain on sale of outparcel land; g) $1.0 million in lower one-time lease buyout income from terminations occurring during 2001; h) $0.8 million in higher property and general and administrative costs; i) $0.3 million in higher mall operating costs, net of tenant reimbursements; and j) $0.2 million in lower anchor base and percentage rents.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the nine months ended September 30, 2002 and 2001 (000's):
	Nine Months Ended
	September 30,

	2002	2001

Net income	$1,393	$26
Minority interest in Operating Partnership	4,110	3,824
Income before minority interest	5,503	3,850
Interest	38,478	40,970
Depreciation and amortization	33,774	37,387
Extraordinary items	4,314	-
Loss from discontinued operations	70	240
Depreciation in G & A, in recoverable costs	1,127	1,075
Interest on 50% joint venture	495	490
Depreciation on 50% joint venture	420	378
Total EBITDA, as reported	$84,181	$84,390

For the nine months ended September 30, 2002, EBITDA was $84.2 million compared to $84.4 million for the comparable period of 2001. EBITDA was largely impacted by the same factors as FFO above, except for interest costs and preferred stock dividends, which are not included in EBITDA. If lease termination income is excluded from both periods, EBITDA for the nine months of 2002 would show an increase of $0.8 million over the same period of 2001, a 1% improvement.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the financial statements included in the Company's 2001 Form 10-K.

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company has adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and applied its provisions to the sale of Carlisle Plaza Mall as further described in Note 6 to the interim Consolidated Financial Statements herein.

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

In July 2002, the FASB issued Statement of Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At September 30, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or 23.73% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 76.27%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on four (currently three) of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at June 30, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at September 30, 2002 has been limited to $3.2 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $5.4 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first nine months of 2002. On a cumulative basis, $14.0 million of such losses have been absorbed by the Company, through and including September 30, 2002.

2002 Cash Flows

For the nine months ended September 30, 2002, the Company generated $34.4 million in cash flows from operating activities, which includes a negative impact of $11.9 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. $6.5 million of this $11.9 million change in working capital items was attributable to the decrease in mall gift certificate cash balances relating to the sale of gift certificates which peak during the Christmas season and then get redeemed during the first few months of the following year. The Company invested $11.0 million in its existing properties during the first nine months of 2002 which included $6.9 million in tenant allowances and associated leasing costs and $4.1 million in various other operational capital expenditures. In addition, the Company purchased a new mall (Valley View) in September 2002 for $50.0 million. The Company added $20.0 million from its financing activities, which included (i) additional borrowings of $105.8 million, net of escrow deposits, issuance costs, and prepayment penalties; (ii) $47.6 million in net proceeds from the issuance of common shares and from stock option exercise proceeds; (iii) $101.4 million of debt repayments and loan amortization; (iv) $34.4 million of common and preferred dividends; and (v) $2.4 million of cash flow support payments.

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

As described in Note 4 to the interim Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At September 30, 2002 the borrowing capacity was approximately $156 million and the balance outstanding on the line of credit was $119.5 million. As also described in Note 4, twenty-one malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Various of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the quarter ended September 30, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit and the $53.3 million loan on Capital City Mall that closed in January 2002, and the $37.0 million loan for Valley View Mall that closed in September 2002 to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance companies used by the Company had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance companies, provided no further rating downgrades occur. In October 2002, two rating agencies further downgraded one of the insurance companies used by the Company. As of November 12, 2002, all of the lenders under the Company's loans that have insurance company rating requirements had approved (either verbally or in writing) the continued use of the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal periods with the insurance company (April 2003 and September 2003). Management plans to replace this insurance company with other companies that meet the lender requirements when the policies are renewed in 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in 2003. While management believes it will be able to replace the downgraded insurance company as part of the normal renewal cycles in 2003, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

In June 2002, the Company completed a public offering of 5,750,000 of its common shares of beneficial interest (including over-allotments), par value $0.01, at a public offering price of $8.75 per share. The net proceeds to the Company (after deducting underwriting discounts and estimated expenses) were approximately $47.2 million. The proceeds from the offering were used initially to pay down the Company's line of credit with GECC. The Company may later re-borrow the funds under the line of credit for acquisitions of enclosed shopping malls and improvements or expansions to the Company's existing properties, or for general corporate purposes.

In late September 2002, the Company completed the acquisition of Valley View Mall, an enclosed shopping mall, located in LaCrosse, Wisconsin. The purchase price of the mall was $50 million, and was funded partially by a $37 million mortgage loan and partially from the Company's line of credit. See Note 5 to the Consolidated Financial Statements.

On September 11, 2002, the Company signed a purchase and sale agreement to acquire Wiregrass Commons Mall located in Dothan, Alabama, located in the southeastern corner of Alabama adjacent to Georgia and the Florida panhandle. The mall comprises 726,727 square feet of gross leasable area, of which 226,441 would be owned GLA with the remaining GLA owned by the anchors. The mall is anchored by Dillard's, JC Penney, McRae's and Parisian. The current in-line occupancy is approximately 80% and the in-line sales are approximately $260 psf. The purchase price also includes approximately 60 acres of vacant land some of which can be used for expansion or outparcel development. Closing is expected to occur in the fourth quarter. The Company plans to fund the acquisition from proceeds from its recent common share offering (originally used to paydown the Company's credit line) together with a floating rate first mortgage loan.

On November 7, 2002, the Company and its lender executed agreements to extend and modify the terms of its mortgage loan on Schuylkill Mall, Frackville, PA. Under the previous terms, the loan bore interest at a fixed rate of 8.375%, the annual debt service payment was $3.62 million, and the loan matured on December 1, 2004. The new terms, effective November 1, 2002, include interest at a fixed rate of 7.25%, annual debt service of $3.32 million and a maturity date of December 1, 2008. In connection with this extension and modification of terms, the Company made a cash payment of $5.0 million to reduce the principal balance from $32.9 million to $27.9 million. The loan was and remains guaranteed by the Company.

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

As further described in Note 6 to the interim Consolidated Financial Statements, on October 29, 2002, the Company sold Carlisle Plaza Mall to an unrelated party for $5.8 million. In connection with the sale, the mortgage loan of $6.0 million was repaid in full. In addition, $0.8 million of Industrial Development Authority bonds related to Carlisle will be paid off prior to December 31, 2002.

One other mall is currently under a contract of sale as of September 30, 2002 - Oak Ridge Mall in Oak Ridge, TN. On May 17, 2002, the Company's Board of Trustees approved the Oak Ridge Mall Sale Agreement (the "Sale Agreement") and the independent members of the Board of Trustees also approved a settlement of the Cash Flow Support Agreement with respect to Oak Ridge Mall, which was based upon the receipt of a fairness opinion issued by an independent third party; this fairness opinion is effective only if Oak Ridge Mall is sold. Under the terms of the settlement, Crown Investments Trust will pay the Company $2.3 million on the date the mall is sold, plus $639,000 for 52 consecutive quarters and then $432,000 for four consecutive quarters thereafter, for a total of $37.3 million. Oak Ridge Mall, including freestanding space, comprises 888,000 square feet of GLA and has mall shop occupancy of 30%. Based on the contract price, Oak Ridge would produce a book loss of approximately $15 million. However, the book loss on Oak Ridge would be economically mitigated by the settlement of the related ongoing Cash Flow Support obligation of Crown Investments Trust, an entity owned by the Pasquerilla family; such settlement would be recorded as a contribution to capital. No impairment loss on Oak Ridge as an operating property has been reflected in the financial statements because the ongoing Cash Flow Support payments together with the existing net operating income are considered sufficient to recover the book value of the property. The Company and the proposed buyer are currently negotiating potential changes to the Sale Agreement, including a possible reduction in the purchase price and changes in the form of payment. These negotiations are ongoing and there is no assurance that the Company and the buyer will be able to reach an agreement. The proposed buyer may terminate the existing contract of sale for any reason prior to November 25, 2002, and there is no assurance at this time that the mall will be sold. Accordingly, this asset and its associated liabilities have not been reclassified to held for sale status as of September 30, 2002.

As of September 30, 2002 the scheduled principal payments on all debt are $2.4 million, $10.0 million, $161.7 million, $21.3 million, and $10.9 million for the three month period and the years ended December 31, 2002 through 2006, respectively, and $517.9 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2001, 2000, and 1999, were 2.09 to 1, 2.07 to 1, and 2.06 to 1, respectively.

As further described in Note 8 to the financial statements included in the Company's 2001 Form 10-K, Crown Investments and its subsidiary have been granted rights, subject to certain restrictions, whereby they may redeem part or all of their common partnership units for common shares, on a one-to-one basis, for cash at a price equal to the value of the Company's common shares. Crown Investments has pledged substantially all of its limited partnership units as collateral for loans it has received from unrelated third party lenders.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at September 30, 2002.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with its $98.5 million of variable-rate debt, which represents 14% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Period ending December 31,
						2007 and
	2002	2003	2004	2005	2006	thereafter
	(three months)	(year)	(year)	(year)	(year)

Long-term debt
Fixed rate debt	$2.1	$8.7	$75.9	$10.2	$10.9	$517.9
Average rate debt	7.27%	7.28%	7.80%	7.17%	7.26%	7.43%
Variable rate debt	$0.3	$1.3	$85.8	$11.1	-	-
Average interest rate	3.82%	3.82%	4.07%	3.82%	-	-

Interest rate risk for the Company decreased during the nine months ended September 30, 2002 due to a decrease in variable rate debt from $115.0 million at December 31, 2001 to $98.5 million at September 30, 2002. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. The Company entered into interest rate derivative instruments to mitigate such risks in 2001, and as of September 30, 2002, the Company had $35 million of swap agreements outstanding.

A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.18 million based on the level of variable rate debt outstanding at September 30, 2002.

Item 4: CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

(a)
Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.

(b) Reports on Form 8-K

On October 28, 2002, the Company furnished to the Securities and Exchange Commission on Form 8-K its regular quarterly earnings release and its Third Quarter 2002 Supplemental Financial and Operational Information Package for analysts and investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: November 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: November 14, 2002	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)

CERTIFICATION

I, Mark E. Pasquerilla, certify that:

  I have reviewed this quarterly report on Form 10-Q of Crown American Realty Trust.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark E. Pasquerilla
Name: Mark E. Pasquerilla
Title: Chief Executive Officer

CERTIFICATION

I, Terry L. Stevens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crown American Realty Trust.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Terry L. Stevens
Name: Terry L. Stevens
Title: Chief Financial Officer

CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

/s/ Mark E. Pasquerilla

  Name: Mark E. Pasquerilla

Title: President & Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

/s/ Terry L. Stevens

  Name: Terry L. Stevens

Title: Executive Vice President and Chief Financial Officer