Form 10-K
period 2002-12-31
CROWN AMERICAN REALTY TRUST
filed 2003-03-31
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No .

On June 28, 2002, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the shares of Common Shares of Beneficial Interest held by non-affiliates of the registrant was approximately $273.1 million based upon the closing price of Common Shares of Beneficial Interest on the New York Stock Exchange composite tape on such date.

As of February 28, 2003, 32,052,571 Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding. The registrant estimates that as of February 28, 2003 the aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $279.1 million based on the closing price on the New York Stock Exchange for such stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Exhibit Index on pages 65 to 67

	TABLE OF CONTENTS

Item No.	Page No.
	PART I
1.	Business	1
2.	Properties	8
3.	Legal Proceedings	15
4.	Submission of Matters to a Vote of Security Holders	15
	Executive Officers of the Company	15

	PART II

5.	Market for Registrant's Common Shares of Beneficial
	Interest and Related Shareholder Matters	17
6.	Selected Financial Data	18
7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21
7. (a)	Quantitative and Qualitative Disclosures about Market Risk	36
8.	Financial Statements and Supplementary Data	38
9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	64

	PART III

10.	Directors and Executive Officers of the Registrant	64
11.	Executive Compensation	64
12.	Security Ownership of Certain Beneficial Owners and
	Management	64
13.	Certain Relationships and Related Transactions	64

	PART IV

14.	Controls and Procedures	64
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	64
	Signatures	68
	Certifications	69 - 70

PART I

All references to "the Company", "we" or "us" in this Annual Report on Form 10-K mean Crown American Realty Trust and its consolidated subsidiaries, unless otherwise specified.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. When used, statements which are not historical in nature, including those containing words such as "anticipate", estimate", "should", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties, including those relating to:

    financial stability of the Company's retail tenants,
    the Company's ability to refinance maturing indebtedness,
    current economic and credit market conditions,
    the rate of revenue increases versus expense increases,
    the impact of competition,
    financing and development risks,
    expansion risks,
    consumer buying trends,
    the level and volatility of interest rates,
    impact of significant acquisitions and sales of assets,
    construction and lease-up delays,
    resolution of significant litigation or contingent matters, and effects of recent and any future terrorist attacks and results of the war on terrorism.

Other risks, uncertainties and factors, including those discussed elsewhere in this Annual Report on Form 10K or described in reports that the Company files from time to time with the Securities and Exchange Commission could cause its actual results to differ materially from those projected in any forward-looking statements that it makes. The Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

The Company is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the ownership, development and management of enclosed shopping malls. The Company's revenues are primarily derived from real estate leases with national, regional and local department stores and other retail companies. The Company also performs a limited amount of property management, construction management, leasing and other services for third parties.

General Development of the Business

Crown American Realty Trust was formed on May 14, 1993 as a Maryland REIT to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Initial Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates was formed in 1993 and is a wholly-owned subsidiary of Crown Holding Company, which is controlled by Mark E. Pasquerilla, Chairman of the Board of Trustees and Chief Executive Officer of the Company.

On August 17, 1993 the Company completed its initial public offering and raised net proceeds of approximately $405 million in equity from issuing approximately 25.5 million common shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase an initial 78.00% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering referred to above. As further discussed below, the remaining minority limited common partnership interests in the Operating Partnership are held by Crown Investments Trust ("Crown Investments") and by Crown American Investment Company, a wholly-owned subsidiary of Crown Investments, both of which are wholly-owned subsidiaries of Crown Holding Company. The funds raised in the initial public offering were used by the Operating Partnership to retire debt related to the Initial Properties. As described in Note 6 to the Consolidated Financial Statements, the Company also holds 100% of the preferred partnership interests in the Operating Partnership issued in connection with the Company's issuance of preferred shares in July 1997.

Simultaneous with the initial public offering, Crown Associates and an affiliate transferred the Initial Properties and the management operations related to the Initial Properties to the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership owned 99.5% by the Operating Partnership and 0.5% by the Company.

Ownership and Governance of the Company and the Operating Partnership

The Company conducts all of its business activities, and owns directly or indirectly all of its properties, through the Operating Partnership and its subsidiaries. The Operating Partnership is organized as a Delaware limited partnership.

As of December 31, 2002, the Company owned 76.29% of the general common partnership interests and 100% of the preferred partnership interests in the Operating Partnership. Crown Investments and Crown American Investment Company, which are subsidiaries of Crown Holding Company, own the remaining 23.71% minority limited common partnership interests in the Operating Partnership. Although the Company initially held a 78.00% partnership interest in the Operating Partnership and Crown Investments held the remaining 22.00% interest in 1993, since that time, the ownership interests have changed as required under the terms of the partnership agreement dated August 17, 1993, as amended. Since 1993, the percentage partnership interest that the Company holds in the Operating Partnership has changed due to (i) the issuance by the Company of additional common shares for cash, under its option plans, and under its dividend reinvestment plan, (ii) the issuance of additional common partnership interests as partial consideration for the purchase of Wyoming Valley and Middletown Malls and Greater Lewistown Plaza in 1998, (iii) the issuance of preferred partnership interests in exchange for cash contributed by the Company to the Operating Partnership in connection with the Company's 1997 offering and sale of senior preferred shares, (iv) the redemption of common and preferred partnership interests in connection with the Company's repurchase in the open market of its common and preferred shares, and (v) the issuance of common shares through a public offering by the Company completed in June 2002, as further described in Note 15 to the Consolidated Financial Statements. As described in Note 18 to the Consolidated Financial Statements, the percentage ownership interests will change significantly when the approved sale of Oak Ridge Mall to Crown Investments and a related amendment to the Support Agreement (see below) occur.

  The number of common and preferred Partnership Units outstanding at December 31, 2002 were as follows:
Held by	Common Units	Preferred Units
	Number	%	Number	%

Crown American Realty Trust	32,038,296	76.29%	2,475,000	100.00%
Crown Investments and its subsidiary, Crown American Investment Company	9,956,398	23.71%	-	-
Totals	41,994,694	100.00%	2,475,000	100.00%

Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. However, Crown Investments has substantial influence over the management of the Company and the Operating Partnership as a result of its minority ownership interests in the Company, its ability to redeem part or all of the common partnership units of the Operating Partnership that Crown Investments owns for the Company's common shares and Crown Investment's ability as a limited partner to approve certain major decisions relating to the Company and the Operating Partnership. Specifically, as the general partner of the Operating Partnership, the Company must obtain the prior consent of Crown Investments in connection with certain major decisions including any merger or combination of the Company or any transfer or sale of all or substantially all of the assets of the Operating Partnership.

Cash Flow Support Agreement

In connection with the Company's initial public offering in August 1993, the Company entered into a cash flow support agreement with Crown Investments with respect to Mount Berry Square Mall, Martinsburg Mall, Oak Ridge Mall and Bradley Square Mall (the "Support Agreement"). The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis up to a maximum of $1.0 million per quarter, that each of these malls will generate a stipulated aggregate amount of base rents. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. In 1997, the Company amended the Support Agreement to provide that the quarterly support amounts after 1997 will be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with an initial fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement will terminate with respect to a mall when that mall equals or exceeds the stipulated amount of aggregate base rents over four consecutive quarters (as determined by the Company's Independent Trustees). Mount Berry Square Mall achieved these amounts in 2001. As described in Note 18 to the Consolidated Financial Statements, the Support Agreement will be amended significantly in connection with the planned sale of Oak Ridge Mall.

Financial Information About Industry Segments

The Company operates in one segment - real estate. The Company does not have any foreign operations. See the Consolidated Financial Statements and Notes thereto referred to in Item 8 of this Annual Report on Form 10-K for financial information relating to the Company's business segment.

Current Properties

Through its ownership interests in the Operating Partnership and its subsidiaries (the "Partnerships"), as of December 31, 2002 the Company owns in fee or through leasehold interests: (i) 27 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall), (collectively, the "Malls"), (ii) an office building in Johnstown, Pennsylvania with approximately 102,500 gross leasable square feet, which serves as the headquarters of the Company and also is leased to Crown Associates, to an affiliated company and to unrelated third parties ("Pasquerilla Plaza"), (iii) an option to purchase a parcel of land with an approximate 108,000 square foot building sub-leased to an anchor department store at Westgate Mall, a mall owned by an unaffiliated third party (the "Anchor Pad"), and (iv) approximately 67 acres of outparcels and developable land, the majority of which adjoins or is in the vicinity of certain of the Malls (hereinafter all such real estate assets to be referred to as the "Properties"). The Operating Partnership manages the 27 wholly-owned Malls and Pasquerilla Plaza (the "Managed Properties"); the Anchor Pad and Palmer Park Mall are managed by non-affiliated third party property managers.

Business Objectives

The Company's business objective is to achieve long-term capital appreciation in the value of its common shares and to pay current dividends to its shareholders. The Company strives to achieve this objective by growing its "Funds from Operations" or "FFO". The National Association of Real Estate Investment Trusts ("NAREIT") defines " Funds from Operations " as net income (or loss) (computed in accordance with generally accepted accounting principles in the United States ("GAAP")), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company excludes gains or losses on sales from previously depreciated properties and includes gains (or losses) from the sale of peripheral land, and includes earned cash flow support under the Support Agreement. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. As further described in Item 6, Funds from Operations do not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of its liquidity, nor is Funds from Operations indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

The Company's strategy to achieve growth in Funds from Operations is based on maximizing cash flow from its malls, from accretive acquisitions of new properties and, to a lesser extent, from managing properties owned by third parties and from selling existing assets with limited growth prospects or which are not consistent with or essential to the Company's long term growth strategies.

The Company's strategy to maximize cash flows from its existing properties is based on increasing total occupancy levels, raising the base rent levels of the Company's tenants, increasing revenues from temporary and seasonal tenants, controlling operating costs and financing costs, and renovating and expanding the Malls to attract new tenants.

The Company renovates and expands its properties in circumstances where management believes that the Company can achieve higher rental rates and occupancy levels. The Company monitors opportunities for renovation, expansion and reconfiguration from time to time to capitalize on such opportunities in part through utilizing its relationships with existing tenants and its extensive contacts within the retail community. The Company intends to undertake development activities as opportunities arise from time to time.

The Company did not incur any significant costs for renovation or expansion activities in 2002.

Acquisitions and Dispositions

The Company's primary acquisition strategy is to acquire existing malls in desirable areas and to improve their performance through a comprehensive program of leasing, renovation, expansion, reconfiguration, re-merchandising and controlling operating expenses. A criterion for new investments will be that they offer the potential for growth in cash flow and in Funds from Operations. The Company anticipates that new real estate investments will be located primarily in the Eastern United States, but the Company may also consider purchasing properties in other regions of the United States. The Company expects that any single investment in a property would not exceed 10% of its assets. The Company's policy is to acquire assets primarily for income and long-term appreciation in value through the implementation of its asset management and operating strategies.

The Company may dispose of certain of its properties from time to time, if, based upon the periodic review of its mall portfolio, its Board of Trustees determines that such action would be in the best interests of the Company's shareholders. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to lower leverage levels, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon such possible future sale.

In connection with this strategy, the Company acquired two enclosed regional malls in 2002 as described in Note 13 to the Consolidated Financial Statements and sold one enclosed regional mall in 2002 and expects to sale one mall in 2003, as described in Notes 14 and 18 to the Consolidated Financial Statements.

Financing Strategy

The Company's financing strategy is to obtain the lowest financing cost for its loans given its level of debt leverage, the recourse provisions and other terms and conditions associated with its loans and to maintain a manageable refinancing debt maturity schedule. The Company maintains working capital and lines of credit that it believes are adequate for the current conduct of its business and investments in the ordinary course.

At December 31, 2002, the Company had the following loans in place, secured by its 27 wholly-owned Malls, with an aggregate amount outstanding of $751.2 million (excluding its share of a $18.6 million mortgage loan to Palmer Park Mall Venture, a joint venture in which it owns a 50% equity interest)

    revolving line of credit with GECC with a balance of $124.0 million secured by cross-collateralized mortgages on six of the Malls (as further discussed in Item 7 and Note 5 to the Consolidated Financial Statements, the borrowing availability under this line is adjusted quarterly based on the operating income of the six malls that secure the line and was approximately $155.3 million at December 31, 2002);
    a line of credit of up to $6.0 million secured by a mortgage on Pasquerilla Plaza with no amounts outstanding as of December 31, 2002;
    permanent loans consisting of seven loans in the principal aggregate amount of $176.7 million secured by mortgages on six of the Malls and Pasquerilla Plaza; and

    mortgage loan of $450.4 million with State Street Bank & Trust Co., as trustee successor to GECC, secured by cross-collateralized mortgages on fifteen of the Malls.

Note 5 to the Consolidated Financial Statements further describes the existing debt on the Company's income producing properties.

During 2002 and as further described below, the Company's principal financing activities included:

    additional borrowings of $142.7 million (net of escrow deposits and issuance costs) under mortgage loans and its lines of credit with GECC primarily to fund the Company's acquisition of Valley View Mall and Wiregrass Commons Mall and refinance existing loans;
    the payment of $118.3 million for debt payments related to refinanced loans, paydowns on loans and the lines of credit, and scheduled debt amortization;
    the payment of $46.7 million in dividends and distributions to holders of the common shares and partnership units and preferred shares;
    the receipt of $3.1 million under the Support Agreement; and
    the receipt of $47.9 million in net proceeds from the Company's common share offering in June 2002, the exercise of stock options, and from the Company's dividend reinvestment program.

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall located in Harrisburg, Pennsylvania with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of 7.61%. The Company is required to pay interest only during the first two years of the term of the loan. Principal and interest will be paid during the last eight years of the term of the loan based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, was recorded as an extraordinary loss in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

On May 1, 2002, the Company paid down an existing mortgage loan on Carlisle Plaza Mall from $9.3 million to $6.0 million in connection with a one-year extension of the maturity of the loan to May 1, 2003. This loan was fully paid off in connection with the sale of Carlisle Plaza Mall in October 2002.

In June 2002, the Company completed a public offering of 5,750,000 of its common shares of beneficial interest (including over-allotments), par value $0.01, at a public offering price of $8.75 per share. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) were approximately $47.2 million. The proceeds from the offering were used initially to pay down the Company's line of credit with GECC. The Company later re-borrowed funds under the line of credit with GECC to fund its acquisitions of Valley View Mall and Wiregrass Commons Mall in 2002.

On November 7, 2002, the Company executed an agreement with a lender to extend and modify the terms of a mortgage loan on Schuylkill Mall, located in Frackville, Pennsylvania. Under the previous terms, the loan bore interest at a fixed rate of 8.375%, the annual debt service payment was $3.62 million, and the loan matured on December 1, 2004. The new terms, effective November 1, 2002, include interest at a fixed rate of 7.25%, annual debt service of $3.32 million and a maturity date of December 1, 2008. In connection with this extension and modification of terms, the Company made a cash payment of $5.0 million to reduce the principal balance from $32.9 million to $27.9 million. Repayment of this loan was and remains guaranteed by the Operating Partnership.

The Company may raise additional funds through a variety of ways including infusions of equity (public or private), debt financing or retention of cash flow by reducing the amount of its dividend per share (subject to limitations regarding the taxability of undistributed real estate investment trust income), or any combination of these methods. The Company's indebtedness may be in the form of purchase money obligations to sellers of properties, publicly or privately placed debt, financing from banks, institutional investors or other lenders. This indebtedness may be secured or unsecured by the pledge of a particular property, several of the Company's properties or all of its properties. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase net income or funds from operations.

Competitive Position

The Malls are generally located in middle markets where there are relatively few other enclosed malls, making most of them the dominant enclosed mall in their respective trade areas; 24 Malls are the largest enclosed malls in their primary trade areas, of which 14 are the only enclosed mall in their primary trade areas.

Fifteen Malls are located in the state of Pennsylvania and one is located in New Jersey near the Pennsylvania border. Two of the Malls are located in Virginia, two in Maryland, two in West Virginia, two in eastern Tennessee, one in eastern North Carolina, one in northwestern Georgia, one in southeastern Alabama and one in southwestern Wisconsin.

The Company, and its predecessor, have continually expanded and renovated its Malls to maintain their competitive position. Twenty-three of the Malls have had at least one expansion or renovation since they were completed, and 19 of the Malls have been expanded more than once. Approximately 1.9 million square feet of remaining expansion capacity is available, and can be used to maintain and enhance the quality of the Malls and their competitive position in their trade areas, subject to compliance with certain conditions.

Although management believes the Malls can compete effectively within their trade areas, the Company must also compete with other owners, managers and developers of retail shopping centers and malls. Many of its competitors may be at an advantage to the extent they can utilize working capital and retained earnings to finance projects while the Company is required to satisfy the REIT qualification requirements under the Internal Revenue Code of 1986 (the "Code"), which include a requirement to distribute at least 90% of its annual taxable income, as defined in the Code. In addition, retailers at the Malls face increasing competition from discount shopping centers, outlet malls, shopping clubs, direct mail, shopping through the Internet, telemarketing and home shopping television networks.

Employees

As of December 31, 2002, the Operating Partnership and its wholly-owned subsidiary, Crown American Services Corporation had 626 full-time employees in the following operational areas:

Number of Employees

Asset and property management (including on-site)	534
Leasing and lease administration	16
Development and construction services	12
Financial, accounting, MIS and legal services	43
Executive management and corporate administration	21
626

None of the employees are currently represented by any union. The Company, the Financing Partnership and other partnerships do not have any paid employees, but officers of the Operating Partnership are also officers of the Company and the other Partnerships. The Company's management considers its relations with the employees of the Operating Partnership and Crown American Services Corporation to be satisfactory.

Seasonality

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

Business Issues and Risks

As a fully-integrated, self-administered and self-managed REIT primarily engaged in the ownership, development and management of enclosed shopping malls, the Company is subject to various risks arising in connection with the ownership of its Properties and the operation of its business. These risks include defaults under or non-renewal of tenant leases; bankruptcy of tenants; competition; inability to rent unleased space; failure to generate sufficient cash flow from operations to pay operating expenses, dividends to holders of common and preferred shares or payments of principal or interest on the Company's indebtedness; inability to refinance part or all of the Company's existing indebtedness; increases in interest rates; failure to generate sufficient cash flow from operations to make capital expenditures and tenant improvements; risks relating to environmental matters; and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Company's current indebtedness and designation of the terms of the preferred shares, trends in the national and local economy, increases in interest rates and changes in income tax laws, governmental regulations and legislation and population trends.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its first taxable year ended December 31, 1993, and intends to conduct its operations so as to continue to qualify as a REIT under the Code. As a REIT, the Company generally will not be subject to Federal and state income taxes on its net taxable income that it currently distributes to shareholders. Qualification and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the Code.

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

Environmental Matters

The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company is not aware of any environmental condition which the Company believes would have a material adverse effect on the Company's business, assets or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties have not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, tenants or occupants.

Many of the Malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments at such Malls, and one Mall was constructed on a site a portion of which had been previously used as a municipal landfill. In some cases, underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks. Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, requiring remediation has occurred at five of the Properties, and subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted by the Company at three of such Properties; the Company has obtained PA Department of Environmental Protection Act II Closures at two of the Properties. The costs of remediation with respect to such matters have not been significant to date and are not expected to have a significant adverse impact on the Company's future results of operations or it financial condition.

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

Available Information

The Company's executive offices are located at Pasquerilla Plaza, Johnstown, Pennsylvania 15901. Its telephone number is (814) 536-4441, and its Internet web-site is www.crownamerican.com. The Company makes available free of charge on or through its Internet web site the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties.

(a) The Malls

Through its ownership interests in the Partnerships, the Company owns the Malls, which consist of 27 wholly-owned enclosed shopping malls and a 50% partnership interest in Palmer Park Mall (an enclosed shopping mall). As described in the table on the following pages, each mall has department stores and other large space users as anchor tenants (the "Anchors"). All of the Malls have numerous diversified retail stores, and in some instances, a few office or non-retail tenants (the "Mall Stores"), located along enclosed malls connecting the Anchors and additional freestanding retail stores and ground lease properties (the "Freestanding Stores") located along the perimeter of the parking areas at 17 of the Malls. Unless otherwise indicated, the information provided in this Item 2 is stated as of December 31, 2002.

The Company, through the Partnerships, owns all of the properties in fee, except Palmer Park Mall, Shenango Valley Mall, Uniontown Mall, Crossroads Mall, and Wiregrass Commons Mall. Palmer Park Mall Venture, in which the Company has a 50% general partnership interest, holds title in fee to Palmer Park Mall. Shenango Valley Mall and Uniontown Mall has leasehold title pursuant to third-party ground leases. Crossroads Mall and Wiregrass Commons Mall are owned partially in fee and partially under a third-party leasehold.

The total gross leasable area ("GLA") of the Malls, including the Anchor Pad, is approximately 17.2 million square feet, including Anchors, Mall Stores and Freestanding Stores. As used herein, GLA of a Mall includes the GLA attributable to all Anchors, including twenty anchor locations owned by their occupants or other entities. Anchors, Mall Stores and Freestanding Stores account for approximately 61%, 35% and 4%, respectively, of the total GLA of the Malls. Excluding Freestanding Stores, the enclosed Malls range in size from approximately 265,000 to 850,000 square feet of GLA with an average size of approximately 583,000 square feet of GLA.

At December 31, 2002, 98% of the Company-owned Anchor GLA was leased and occupied, and all twenty non-owned Anchor stores were occupied. Vacant non-revenue generating Anchor premises at December 31, 2002 consist of a former Proffitt's store at Oak Ridge Mall which closed in 1999, a former Kmart store at Phillipsburg Mall which closed in 2002 and two former Phar Mor stores at Schuylkill Mall and South Mall, respectively, which closed in 2002. Kohls has signed a non-binding Letter of Intent to open a store in 2004 in the former Kmart location at Phillipsburg Mall. A temporary furniture store currently occupies the Phar Mor store at South Mall. Ames Department Stores, which had been operating in Chapter XI of the United States Bankruptcy Code since August 2001, closed its 84,000 square foot store at Washington Crown Center in October 2002. The lease was officially rejected by the bankruptcy court on January 27, 2003. The Company has signed a lease with Gander Mountain to occupy this space with an expected opening in early fall 2003.

Mall Store GLA was 87% leased at December 31, 2002, and Freestanding Store GLA was 85% leased at December 31, 2002. All references herein to occupancy rates and to leased space for Mall Store tenants include signed leases with tenants that have not yet taken occupancy.

The industry classifies retail shopping centers by size and marketing strategy. Retail shopping centers of 100,000 square feet to 400,000 square feet of GLA are considered "community" shopping centers, and those in excess of 400,000 square feet to 800,000 square feet of GLA are considered "regional" shopping centers, and those having in excess of 800,000 square feet of GLA are considered "super-regional" shopping centers. For purposes of this classification, the Company has excluded Freestanding Stores. Twenty-five of the Malls are considered regional shopping centers, two are super-regional shopping centers, and one is a community shopping center.

The Malls generally are located in middle markets where there are relatively few other enclosed shopping malls. The Company's management believes that the Malls have strong competitive positions because 24 are the largest enclosed shopping malls in their respective trade areas, of which 14 are the only enclosed regional shopping malls in their respective primary trade areas. No one Mall accounted for more than 5.3% of the total GLA of the Malls or more than 6.6% of total revenues of the Company for the year ended December 31, 2002.

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

Some of the leases relating to Anchors contain covenants that require the Anchor, among other things, to maintain operations at the applicable mall for the duration of the lease.

Unless otherwise noted, the following table sets forth certain information regarding the Malls as of December 31, 2002:

			% of GLA		Lease or	Operating
			Leased as of		Easement	Covenant
Property/Location (1)	Square Feet of GLA (1)		December 31, 2002 (2)	Anchors	Expiration	Expiration

Pennsylvania

Capital City Mall	Mall	239,205	98.0%	Sears	2004
Harrisburg, PA	Anchor	324,462	100.0%	J.C. Penney	2010	Nov-05
	Freestanding	46,158	100.0%	Hecht's (8)	2093
	Total GLA	609,825	99.2%

Chambersburg Mall	Mall	212,886	93.8%	Bon Ton	2005
Chambersburg, PA	Anchor	241,690	100.0%	Value City	2007
	Total GLA	454,576	97.1%	Sears	2010
				J.C. Penney	2012	Mar-07

Logan Valley Mall	Mall	329,369	93.0%	Kaufmann's	2005	Jan-05
Altoona, PA	Anchor	453,643	100.0%	Sears	2016	Oct-06
	Total GLA	783,012	97.1%	J.C. Penney	2017	Jan-07

Lycoming Mall	Mall	314,845	86.0%	J.C. Penney	2005
Williamsport, PA	Anchor	453,936	100.0%	Bon Ton	2006
	Freestanding	25,857	99.9%	Sears	2008
	Total GLA	794,638	94.5%	Value City	2008
				Kaufmann's (3)	2093

Nittany Mall	Mall	210,511	88.2%	Bon-Ton	2008	Sep-04
State College, PA	Anchor	317,316	100.0%	J.C. Penney	2005
	Freestanding	3,568	100.0%	Sears	2005
	Total GLA	531,395	95.3%	Kaufmann's (3)	2097	Mar-09

North Hanover Mall	Mall	132,328	89.3%	J.C. Penney	2006
Hanover, PA	Anchor	288,932	100.0%	Sears	2004
	Freestanding	28,836	49.3%	Bon Ton	2006
	Total GLA	450,096	93.6%	Black Rose
				Antiques (5)	-

Palmer Park Mall	Mall	133,031	85.0%	Bon-Ton	2014
Easton, PA	Anchor	314,235	100.0%	Boscov's	2018
	Freestanding	684	100.0%
	Total GLA	447,950	95.5%

Schuylkill Mall	Mall	275,512	64.5%	Kmart	2005
Frackville, PA	Anchor	407,906	85.7%	Sears	2005	Oct-05
	Freestanding	43,673	94.8%	Vacant (18)	-
	Total GLA	727,091	78.2%	Bon-Ton (8)	2032
				Black Diamond
				Antiques (12)	-

(1), (2), (3), (5), (8), (12), (18) - See pages 13 and 14 for explanation.
			% of GLA		Lease or	Operating
			Leased as of		Easement	Covenant
Property/Location (1)	Square Feet of GLA (1)		December 31, 2002 (2)	Anchors	Expiration	Expiration

Pennsylvania (continued)

Shenango Valley Mall	Mall	106,067	77.5%	J.C. Penney	2004
Sharon, PA	Anchor	385,276	100.0%	Sears	2005
	Freestanding	22,140	12.0%	Kaufmann's	2006
	Total GLA	513,483	91.5%

South Mall	Mall	76,328	98.1%	Bon-Ton	2005
Allentown, PA	Anchor	188,737	74.0%	Stein Mart	2006	Oct-03
	Freestanding	138,851	91.9%	Vacant (18)	-
	Total GLA	403,916	84.7%

Uniontown Mall	Mall	229,517	78.6%	Value City	2007
Uniontown, PA	Anchor	420,937	100.0%	Sears	2008
	Freestanding	45,978	100.0%	Roomful Express
	Total GLA	696,432	92.9%	Furniture	2005
				J.C. Penney	2005
				Teletech	2005
				Bon-Ton	2006

Viewmont Mall	Mall	205,332	99.0%	J.C. Penney	2005
Scranton, PA	Anchor	532,058	100.0%	Sears	2005
	Freestanding	31,848	99.1%	Kaufmann's (8)	2050
	Total GLA	769,238	99.7%

Washington Crown Center	Mall	226,478	82.9%	Ames (19)	2006
Washington, PA	Anchor	439,569	100.0%	Sears	2009
	Freestanding	3,132	100.0%	Bon-Ton	2010	Oct-09
	Total GLA	669,179	94.2%	Hollywood
				Theaters	2019
				Kaufmann's (8)	2048	Oct-09

Anchor Pad	Mall	-	0.0%	Bon-Ton (4)	2005
Bethlehem, PA	Anchor	108,100	100.0%
	Freestanding	-	0.0%
	Total GLA	108,100	100.0%

West Manchester Mall	Mall	296,782	75.8%	Bon-Ton	2007
York, PA	Anchor	407,366	100.0%	Value City	2011
	Total GLA	704,148	89.8%	Wal-Mart	2014
				Hecht's (3)	2094

Wyoming Valley Mall	Mall	236,135	93.0%	Bon-Ton	2007
Wilkes-Barre, PA	Anchor	585,676	100.0%	J.C. Penney	2007
	Freestanding	86,311	90.1%	Kaufmann's (6)	2007
	Total GLA	908,122	97.2%	Kaufmann's (6)	2007
				Sears	2006

(1), (2), (3), (4), (6), (8), (18), (19) - See Pages 13 and 14 for explanation.
			% of GLA		Lease or	Operating
			Leased as of		Easement	Covenant
Property/Location (1)	Square Feet of GLA (1)		December 31, 2002 (2)	Anchors	Expiration	Expiration

Maryland

Francis Scott Key Mall	Mall	272,866	95.9%	J.C. Penney (14)	2006
Frederick, MD	Anchor	431,063	100.0%	Sears	2008
	Freestanding	2,417	100.0%	Value City	2010
	Total GLA	706,346	98.4%	Hecht's (8)	2043

Valley Mall	Mall	254,162	98.7%	J.C. Penney	2009	Oct-09
Hagerstown, MD	Anchor	595,866	100.0%	Bon Ton	2014	Nov-09
	Freestanding	48,762	99.9%	R/C Theaters	2020
	Total GLA	898,790	99.6%	Sears (8) (13)	2044	Oct-09
				Hecht's (8)	2049	Oct-09

New Jersey

Phillipsburg Mall	Mall	230,292	78.9%	Sears	2009
Phillipsburg, NJ	Anchor	306,541	73.0%	Bon-Ton	2010	Sep-04
	Freestanding	15,065	76.8%	J.C. Penney	2010
	Total GLA	551,898	75.6%	Vacant (17)	-

North Carolina

Jacksonville Mall	Mall	172,127	99.8%	J.C. Penney	2005
Jacksonville, NC	Anchor	242,121	100.0%	Belk Rhodes	2011
	Total GLA	414,248	99.9%	Sears	2011

Virginia

New River Valley Mall	Mall	187,849	84.6%	Belk Rhodes	2008
Christiansburg, VA	Anchor	240,753	100.0%	J.C. Penney	2008
	Total GLA	428,602	93.3%	Sears	2008	Aug-03
				Peebles	2009	May-03

Patrick Henry Mall	Mall	234,651	97.7%	Dillard's (7)	2008	Mar-08
Newport News, VA	Anchor	407,644	100.0%	Dillard's (7)	2013	Nov-08
	Total GLA	642,295	99.2%	J.C. Penney	2015	Oct-10
				Hecht's (8)	2048	Nov-08

Georgia

Mt. Berry Square	Mall	208,811	73.3%	J.C. Penney	2006
Rome, GA	Anchor	269,868	100.0%	Belk Rhodes	2011	Feb-06
	Total GLA	478,679	88.3%	Sears	2011
				Proffitt's	2012	Jan-12

Tennessee

Bradley Square	Mall	147,838	67.5%	Sears	2005
Cleveland, TN	Anchor	258,684	100.0%	J.C. Penney	2006
	Total GLA	406,522	88.2%	Proffitt's	2006
				Kmart	2012

(1), (2), (7), (8), (13), (14), (17) - See Pages 13 and 14 for explanation.
			% of GLA		Lease or	Operating
			Leased as of		Easement	Covenant
Property/Location (1)	Square Feet of GLA (1)		December 31, 2002 (2)	Anchors	Expiration	Expiration

Tennessee (continued)

Oak Ridge Mall (20)	Mall	226,869	26.7%	Sears	2005
Oak Ridge, TN	Anchor	467,460	88.6%	J.C. Penney	2007
	Freestanding	197,146	73.5%	Proffitt's	2013
	Total GLA	891,475	69.5%	Wal-Mart (8) (10)	2099
				Vacant (11)	-

West Virginia

Crossroads Mall	Mall	191,960	88.7%	J.C. Penney	2006
Beckley, WV	Anchor	256,248	100.0%	Sears	2006
	Total GLA	448,208	95.2%	Belk Rhodes	2008	Nov-08

Martinsburg Mall	Mall	165,182	78.6%	J.C. Penney	2011
Martinsburg, WV	Anchor	391,218	100.0%	Sears	2011
	Total GLA	556,400	93.7%	Wal-Mart	2011
				Bon-Ton	2012

Alabama

Wiregrass Commons	Mall	229,767	77.9%	Dillard's (8)	2037
Mall (16)	Anchor	403,163	100.0%	J.C. Penney (8)	2014
Dothan, AL	Total GLA	632,930	92.0%	McRaes (8)	2037
				Parisian, Inc. (8)	2037

Wisconsin

Valley View Mall (15)	Mall	197,565	92.2%	Dayton's (8)	2005
La Crosse, WI	Anchor	350,953	100.0%	Herberger's (8)	2005
	Freestanding	37,266	95.3%	J.C. Penney	2005
	Total GLA	585,784	97.1%	Sears (8)	2005

Totals for all Malls	Mall Stores	5,944,265	87.1%
and the Anchor Pad	Anchor	10,491,421	(9) 97.7%
	Freestanding
	Stores	777,692	85.3%
	Total GLA	17,213,378	93.5%

(1)

The location stated is the major city or town nearest to the property, and is not necessarily the local jurisdiction in which the property is located. GLA includes the total square footage of the Anchors, Mall Stores and Freestanding Stores.

(2)	Occupancy includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 2002.
(3)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their Anchor occupants as they only pay a nominal rent.

(4)	Refer to description of Anchor Pad in Other Properties.
(5)

Black Rose Antiques is the name given to a former anchor space now substantially leased on a month-to-month basis to approximately 160 antique dealers. This space is considered to be occupied in the accompanying occupancy statistics.

(6)	Kaufmann's (a division of May Department Stores) operates two stores at Wyoming Valley Mall; one for women's and children's apparel and home furnishings and one for men's apparel.
(7)	Dillards operates two stores: one for women's apparel and one for men's and children's apparel.
(8)

Tenant owns its store and the land under the store, and in some cases adjacent parking, and operates under a reciprocal easement agreement. The expiration date reflects the expiration of the easement agreement.

(9)

Includes 2,296,000 square feet of space related to 20 stores that are owned or deemed owned under long-term lease purchase agreements by their Anchor occupants, which are noted under (3), (4) and (8) above.

(10)	In July 2000 Wal-Mart purchased its store and 15.4 acres of land.
(11)

In August 1999 Proffitt's lease on its 50,000 square foot store expired, and the store was vacated. This store remained vacant at December 31, 2002. Proffitt's continues to operate its other store in this mall.

(12)

Black Diamond Antiques is the name given to the former anchor space now substantially leased on a month-to-month basis to approximately 82 antique dealers. This space is considered to be occupied in the accompanying occupancy statistics.

(13)	In April 2001, Sears acquired the land and building formerly owned by Montgomery Wards, and Sears assumed the existing Reciprocal Construction Operation and Reciprocal Easement Agreement.
(14)

An amendment agreement allowing J.C. Penney to expand and renovate their premises to extend the term of their lease to September 30, 2006 and to add an additional seven five-year option term has been fully executed.

(15)

On September 23, 2002, the Company completed the acquisition of Valley View Mall, an enclosed regional mall located in La Crosse, Wisconsin, from the Equitable Life Assurance Society of the United States.

(16)	On November 19, 2002, the Company completed the acquisition of the Wiregrass Commons Mall, an enclosed regional shopping mall located in Dothan, Alabama, from Metropolitan Life Insurance Company.
(17)

Kohls has signed a non-binding Letter of Intent to open a store in 2004 in the former 83,000 square foot Kmart location. Kmart, which had declared Chapter XI bankruptcy under the United States Bankruptcy Code, formally rejected the Phillipsburg lease in August 2002.

(18)

Phar-Mor had formerly occupied the 58,000 square foot store at Schuylkill Mall and the 49,000 square foot store at South Mall. Phar-Mor, which had declared Chapter XI bankruptcy under the United States Bankruptcy Code, formally rejected the Schuylkill lease on August 31, 2002 and the South Mall lease on September 30, 2002. Permanent replacement tenants are being sought.

(19)

Ames Department Stores, which had been operating in Chapter XI of the United States Bankruptcy Code since August 2001, closed this 84,000 square foot store in October 2002. At December 31, 2002, this 84,000 square foot store was reported as occupied because the lease was not rejected by the bankruptcy court as of that date. The lease was officially rejected by the bankruptcy court on January 27, 2003. In March 2003, the Company signed a lease with Gander Mountain to occupy this space.

(20)	As described in Note 18 to the Consolidated Financial Statements, Oak Ridge Mall has been approved for sale to Crown Investments.

(b) Other Properties

The Company also owns Pasquerilla Plaza and has an option to purchase the Anchor Pad, as described below, and also owns a total of approximately 67 acres of developable land in the vicinity of certain of the Malls which is available for development, lease or sale to tenants or others.

Pasquerilla Plaza is a five-story building located in Johnstown, Pennsylvania, built in 1989, and contains 102,500 square feet of leasable area. The Company, as owner of Pasquerilla Plaza, uses approximately 74,000 square feet as its headquarters space. Approximately 14,600 square feet is leased to Crown Associates and affiliates for annual base rent of approximately $279,000. Approximately 13,700 square feet is currently leased to third parties. Net rental revenue from Pasquerilla Plaza from tenants other than Crown Associates and affiliates was $243,000 for the year ended December 31, 2002.

The Anchor Pad is located at Westgate Mall in Bethlehem, Pennsylvania. Westgate Mall is owned by a third party unaffiliated with the Company, and the Anchor Pad had been ground leased to the Company but is subject to an option to purchase between such third party and the Company. The site encompasses 10 acres with approximately 108,100 gross square foot Anchor store and a detached freestanding building of 5,000 square feet. Bon-Ton subleases the Anchor store and the freestanding building from the Company. The ground lease expired on November 22, 2000; the Company attempted to exercise its option to purchase the land fee interest for $500,000. In 2000, the Company commenced an action in the Court of Common Pleas of Lehigh County, PA to compel the ground lessor to complete the purchase. An appeal taken by the ground lessor to a pre-trial order entered by the lower court in favor of the Company has been denied by both the Pennsylvania Superior and Supreme Courts. The case is currently pending before the Lehigh County Court. Rental revenue from the Anchor sublease was $307,003 in 2002.

In October 2001, the Company entered into a two-year contract to manage and lease Laurel Mall located in Laurel, Maryland which is owned by an unrelated third party. The contract began in December 2001 and represented the Company's only mall management contract for a third party.

In connection with this management contract, the Company issued to the mall owner a warrant to purchase up to 100,000 common shares of the Company at an exercise price of $9.00 per share. The holder can exercise the right to purchase the warrant shares only if the Company is retained as the property manager of the Laurel Mall for at least two years or if the Company resigns or is terminated for cause. The warrant shall expire and shall no longer be exercisable five business days after December 31, 2006. In the event of the Company's termination, the holder must exercise the right to purchase the warrant shares within 30 days of such termination.

(c) Property Insurance

The Company's management believes that all Properties described herein under Items 2(a) and 2(b) which are owned by the Company, in whole or in part, are adequately covered by insurance. Refer to Note 5 to the Consolidated Financial Statements for additional information concerning insurance policy requirements under certain of the Company's loan agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2003.
Name	Age	Office with the Company

Mark E. Pasquerilla	43	Chairman of the Board of Trustees, Chief Executive Officer, and President
Nicholas O. Antonazzo	65	Executive Vice President, Development
Thomas Stephenson	61	Executive Vice President, Asset Management
Terry L. Stevens	54	Trustee, Executive Vice President, Chief Financial Officer
Donato B. Zucco	62	Trustee, Senior Vice President, Chief Administrative Officer
Robert J. Griffith	56	Senior Vice President, Real Estate Leasing

Mark E. Pasquerilla, Chairman, Chief Executive Officer and President, directs all operational activities, establishes corporate policy and provides overall strategic direction for the Company. Mr. Pasquerilla was named President in 1990, Vice Chairman in 1998 and Chairman, CEO and President in 1999. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fullbright-Hayes Scholar. Mr. Pasquerilla is a member and Trustee of the International Council of Shopping Centers (ICSC), and is a member of the National Association of Real Estate Investment Trusts (NAREIT). In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive Committee of AmeriServ Financial, Inc., and a member of the Board of Directors of Concurrent Technologies Corporation.

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

Robert J. Griffith became Senior Vice President, Real Estate Leasing in 1995. Mr. Griffith is responsible for all aspects of the Company's mall shop leasing program. He has over twenty-five years of experience in the leasing field. Mr. Griffith is an active member of the International Council of Shopping Centers and is licensed by the Real Estate Commission of Pennsylvania.

The executive officers are elected annually by the Board of Trustees at an organization meeting which is held immediately after each Annual Meeting of Shareholders. The executive officers of the Company serve in the identical offices in each of the Partnerships.

PART II

Item 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

The Company's common shares are listed on the New York Stock Exchange (symbol: CWN). As of February 28, 2003, there were 32,052,571 common shares issued and outstanding, held by approximately 2,700 holders of record. The high and low sales price of the common shares and dividends paid per common share during each quarter in 2002 and 2001 were as follows:

	2002			2001
	High	Low	Dividend	High	Low	Dividend

Quarter ended March 31	$9.80	$7.65	$0.2100	$6.95	$5.25	$0.2075
Quarter ended June 30	$10.40	$8.61	$0.2125	$8.72	$6.61	$0.2100
Quarter ended September 30	$9.85	$6.65	$0.2125	$8.70	$6.60	$0.2100
Quarter ended December 31	$9.60	$7.95	$0.2125	$8.10	$6.81	$0.2100

The Company pays regular quarterly dividends on its common shares in amounts determined in the discretion of its Board of Trustees. In determining the amount of the dividend, the Board of Trustees considers the requirements under the Code that the Company must pay dividends equal to at least 90% of its taxable income before deductions of dividends paid and excluding net capital gains in order to maintain its status as a REIT for federal income tax purposes, the Company's cash flow from operations, capital expenditures, the Company's financial condition and such other factors that the Board of Trustees may deem relevant. Payments of dividends on the Company's common shares are subject to any preferential rights which might be provided for under the rights of any of its outstanding preferred shares.

The Company has not established a minimum dividend payment level. There can be no assurance that the Company will continue to pay dividends on its common shares in the future, or that its future dividend rate will equal or exceed our historical dividend rate. No assurances can be given regarding the portion of future common dividends which will constitute return of capital for federal income tax purposes.

The Company has also adopted a dividend reinvestment and share purchase plan to allow shareholders to acquire additional common shares by automatically reinvesting cash dividends. Common shares are acquired at a price equal to the prevailing market price of our common shares, without payment of brokerage commission or service charge. The plan allows participating shareholders, at their election, to make additional cash contributions and purchase additional common shares on the same terms in amounts of not less than $100 and not more than $5,000 per calendar quarter.

Equity Compensation Plan Information

The number of common shares of the Company that may be issued upon the exercise of outstanding options, warrants and rights under the Company's equity compensation plans at December 31, 2002, the weighted average exercise price of such options, warrants and rights, and the number of shares remaining available for future issuance under such plans are shown in the following table:
	(a)	(b)	(c)
			Number of securities
	Number of securities		remaining available for
	issuable upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans
approved by security holders	1,455,700	$ 7.155	864,800

Equity compensation plans not
approved by security holders	0	0	0

Total	1,455,700	$ 7.155	864,800

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary (the Operating Partnership) and its subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD & A") in Item 7 in this Annual Report on Form 10-K.

The Company's net income and statement of cash flows have been prepared in accordance with GAAP. The Company has also included measures of its financial performance and economic profitability based on its "Funds from Operations" or "FFO" and "Earnings Before Interest, Taxes, Depreciation, and Amortization" or "EBITDA", each of which is a non-GAAP measure. The Company believes that FFO and EBITDA provide useful financial information to investors.

FFO is an important and widely used financial measure of the operating performance of REITs, which is not specifically defined by GAAP. However, FFO provides a relevant basis for comparison among REITs.

NAREIT defines "Funds from Operations" as net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company excludes gains or losses on sales from previously depreciated properties and includes gains (or losses) from the sale of peripheral land and earned cash flow support under the Support Agreement. In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO. The Company adopted this clarification in 2002 with its accounting treatment for Carlisle Plaza Mall as discontinued operations. A reconciliation of net income determined in conformity with GAAP to its Funds from Operations is included in the Selected Financial Data table in this Item 6.

Management believes that Funds from Operations is an appropriate and valuable measure of the Company's operating performance because real estate generally appreciates over time or maintains a residual value to a much greater extent than personal property and, accordingly, reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties.

EBITDA is a second important and widely used financial measure of assessing the performance of real estate operations. The Company defines EBITDA as revenues and gain on sales of outparcel land, less mall operating costs and corporate general and administrative expenses, but before interest, and all depreciation and amortization. A reconciliation of net income determined in conformity with GAAP to EBITDA is included in Item 7 - MD & A. Management believes that EBITDA provides a meaningful measure of operating performance because (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA except that EBITDA is reduced for corporate general and administrative expenses; and (ii) both NOI and EBITDA are unaffected by the capital structure of the property owner.

Funds from Operations and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs, (iii) should not be considered as an alternative to net income (loss) determined in conformity with GAAP for purposes of evaluating the Company's operating performance, and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.

Other data that management believes is important in understanding trends in its business and properties are also included in the following table.




Item 6. Selected Financial Data (continued)
	Year Ended December 31,
	2002	2001	2000	1999	1998
		(10)	(10)	(10)	(10)
	(in thousands, except per share data)
Operating Data:
Total revenues	$189,424	$182,880	$179,210	$167,168	$155,314
Operating costs:
Property operating costs	(68,651)	(64,979)	(63,952)	(60,212)	(58,374)
Depreciation and amortization	(45,555)	(48,452)	(47,348)	(43,994)	(41,390)
General and administrative expenses	(6,850)	(5,426)	(5,133)	(4,717)	(5,027)
Restructuring costs	-	-	(369)	(2,251)	-
Operating income before interest	68,368	64,023	62,408	55,994	50,523
Interest	(51,640)	(54,065)	(56,065)	(50,024)	(44,268)
Gain on sale of property	369	437	700	1,761	1,210
Minority interest in Operating Partnership	(5,351)	(4,999)	(664)	1,734	8,363
Income from continuing operations before
extraordinary items and discontinued operations	11,746	5,396	6,379	9,465	15,828
Cumulative effect of change in accounting method	-	-	-	-	(1,703)
Extraordinary loss on early extinguishment of debt	(4,314)	-	(243)	-	(22,512)
Gain (loss) from discontinued operations	283	(190)	(157)	(190)	(252)
Net income (loss)	7,715	5,206	5,979	9,275	(8,639)
Dividends on preferred shares	(13,613)	(13,613)	(13,695)	(13,750)	(13,750)
Net (loss) applicable to common shares	$(5,898)	$(8,407)	$(7,716)	$(4,475)	$(22,389)
Per share data (after minority interest): (1)
Basic and diluted EPS:
Loss from continuing operations before
extraordinary items and discontinued operations	$(0.06)	$(0.31)	$(0.28)	$(0.16)	$(0.17)
Cumulative effect of change in accounting method	-	-	-	-	(0.05)
Extraordinary items	(0.15)	-	(0.01)	-	(0.62)
Gain (loss) from discontinued operations	0.01	(0.01)	-	(0.01)	(0.01)
Net (loss)	$(0.20)	$(0.32)	$(0.29)	$(0.17)	$(0.85)

Other Data:
EBITDA (2 & 4)	$117,836	$116,731	$117,080	$108,288	$98,499
Funds from Operations (FFO): (3, 4, & 5)
Net income (loss)	$7,715	$5,206	$5,979	$9,275	$(8,639)
Adjustments:
Minority interest in Operating Partnership	5,351	4,999	664	(1,734)	(8,363)
Less gain (loss) on asset sales other than outparcels	(425)	-	224	(1,290)	-
Depreciation and amortization	45,555	48,452	47,348	43,994	41,390
Depreciation in JV and other line items	1,804	1,734	1,673	1,619	1,280
Operating covenant amortization	-	-	2,623	2,630	2,630
Cash flow support earned (11)	3,125	3,067	2,902	2,973	3,784
Cumulative effect of change in accounting method	-	-	-	-	1,703
Depreciation from discontinued operations	297	439	406	312	322
Extraordinary loss on early extinguishment of debt	4,314	-	243	-	22,512
Funds from Operations before allocations to
preferred shares and minority interest	67,736	63,897	62,062	57,779	56,619
Less:
Amounts allocable to preferred shares	13,613	13,613	13,695	13,750	13,750
Amounts allocable to minority interest	13,485	13,722	13,316	12,121	11,653
Funds from Operations applicable to
common shares	$40,638	$36,562	$35,051	$31,908	$31,216
Weighted average common shares outstanding - basic and diluted	29,480	26,208	26,208	26,208	26,393
Weighted average common shares and Operating
Partnership units outstanding - basic and diluted	39,436	36,164	36,164	36,164	36,317
Cash Flows:
Net cash provided by operating activities	$67,549	$68,392	$58,286	$56,939	$56,984
Net cash (used in) investing activities	(99,075)	(22,482)	(30,625)	(49,683)	(104,725)
Net cash (used in) provided by financing activities	28,649	(43,524)	(30,219)	(3,597)	51,781

(1), (2), (3), (4), (5), (10), (11) - See page 20 for explanation.





Item 6. Selected Financial Data (continued)

	December 31,
Balance Sheet Data:	2002	2001	2000	1999	1998
		(10)	(10)	(10)	(10)
Income-producing properties (before accumulated
depreciation and amortization)	$1,317,267	$1,216,658	$1,203,833	$1,173,212	$1,123,672
Total assets	879,432	826,780	855,501	875,208	869,288
Total debt and liabilities	796,087	761,657	758,929	746,630	708,047
Minority interest (debit) credit	(3,265)	(3,303)	(3,050)	2,727	11,724
Shareholders' equity	83,345	65,123	96,572	125,851	149,517

Portfolio Property Data (6):

Number of retail properties at end of year	28	26	26	27	27

Total GLA at end of year (000 sq. ft.) (7)	17,213	16,008	15,923	16,036	15,606

Mall shop GLA at end of year (000 sq. ft.)	5,944	5,529	5,506	5,637	5,592

Comparable store mall shop tenant sales per square foot (8)	$270	$270	$266	$260	$244

Mall shop occupancy percentage at year end (9)	87%	88%	87%	85%	82%

(1)	All per share data are based on the weighted average common shares outstanding shown for the respective periods.
(2)

EBITDA represents revenues and gain on sales of outparcel land, less mall operating costs and corporate general and administrative expenses, but before interest, and all depreciation and amortization. A reconciliation of EBITDA to net income is shown in Item 7 (c) herein. As a REIT, the Company is generally not subject to federal or state income taxes.

(3)	Funds from Operations is defined on page 18.
(4)

EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs, (iii) should not be considered as an alternative to net income (loss) in conformity with GAAP for purposes of evaluating the Company's operating performance and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.

(5)	The Company adopted NAREIT's 2002 changes in its definition of FFO and, accordingly, results from discontinued operations related to Carlisle Plaza Mall are included in FFO on the preceding page.
(6)

The above data reflects the impact of the Valley Mall acquisition completed in November 1997, the acquisition of Crossroads and Jacksonville Malls and Greater Lewistown Plaza in May 1998, the sale of Middletown Mall in July 1998, the sale of Greater Lewistown Plaza in June 2000, the acquisitions of Valley View Mall and Wiregrass Commons Mall in September 2002 and November 2002, respectively, and the sale of Carlisle Plaza Mall in October 2002. See Notes 13 and 14 to the Consolidated Financial Statements. This data also includes Palmer Park Mall, an enclosed mall managed by a third party owner.

(7)	Total GLA includes anchor stores (company-owned and tenant-owned), mall shops, and freestanding space.
(8)

Total sales for all mall shop tenants, excluding freestanding space, movie theaters, and supermarkets, amounted to $1,061 million, $1,040 million, $1,036 million, $999 million, and $898 million for 2002 to 1998, respectively. Sales reported for 2002 to 1998 for all owned anchor stores were $1,199 million, $ 1,227 million, $1,224 million, $1,276 million, and $1,237 million, respectively. The Company owns 92 of 112 anchor store premises as of December 31, 2002.

(9)	Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of the dates indicated.
(10)	Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
(11)	The cash flow support agreement is with Crown Investments, as discussed in more detail in Item 1 "Business" and Notes 8 and 18 to the Consolidated Financial Statements.



 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data in Item 6 and the Consolidated Financial Statements and Notes thereto in Item 8 in this Annual Report on Form 10-K. The Note references in this item can be found on pages 43 to 63. Historical results set forth in the Selected Financial Data and the Consolidated Financial Statements of Crown American Realty Trust (the "Company") are not necessarily indicative of future financial position and results of operations of the Company.

(a) General Background

The Company is a fully-integrated, self-administered and self-managed REIT primarily engaged in the ownership, development and management of enclosed shopping malls. The Company's revenues are primarily derived from real estate leases with national, regional and local department stores and other retail companies. The Company also performs a limited amount of property management and leasing services for several retail properties owned by third parties.

As of December 31, 2002, the Company owned the following properties:

    27 wholly-owned enclosed shopping malls (together with adjoining outparcels and approximately 67 acres of undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Georgia, Wisconsin and Alabama;

    a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania;

    Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties; and

    a parcel of land under a purchase option improved with a building leased to a department store chain ("Anchor Pad").

The Company sold Carlisle Plaza Mall to a third party on October 29, 2002. Accordingly, the Company has reported the operations of Carlisle Plaza Mall as "discontinued operations - held for sale" status in the accompanying financial statements and statistics presented herein, with all prior periods reclassified. (See Note 14 to the Consolidated Financial Statements.) As described in Note 18 to the Consolidated Financial Statements, Oak Ridge Mall has been approved for sale to Crown Investments.

(b) Funds from Operations

A reconciliation of net income (loss) determined in conformity with GAAP to Funds from Operations is included in the table of Selected Financial Data in Item 6 for each of the five years ended December 31, 2002.

Year ended December 31, 2002 versus year ended December 31, 2001

Total FFO for 2002 (before allocations to minority interest and to preferred shareholders) was $67.7 million compared to $63.9 million in 2001, an increase of $3.8 million, or 6%. FFO allocable to common shares increased from $36.6 million in 2001 to $40.6 million in 2002, an improvement of 11%. Average common shares outstanding increased from 26,208,000 in 2001 to 29,480,000 in 2002 due to the Company's common share offering in June 2002.

The increase in FFO of $3.8 million before allocations to minority interest and to preferred shareholders was due primarily to the following: (i) $1.3 million contributed by the two acquisition properties, net of interest expense; (ii) $2.4 million increase in mall shops and anchor base rents, consisting of a $2.7 million increase in mall shop base rents due primarily to higher average rental rates, offset by a $0.3 million decrease in anchor base rents due to a Kmart closing and two Phar-Mor closings; (iii) $1.1 million in higher temporary, promotional, and sponsorship income due to higher rental rates and to the efficient utilization of vacant space throughout the portfolio; (iv) $3.2 million in lower interest expense due to lower LIBOR rates on our variable-rate debt and to the pay down of approximately $47.2 million of line of credit debt from the proceeds of the Company's common share offering in June 2002 (approximately $17.5 million of this pay down was subsequently re-borrowed to help fund the two acquired properties); and (v) $0.2 million in higher straight-line rents, miscellaneous mall revenues, and cash flow support payments. These positive variances were partially offset by (vi) $0.4 million of lower percentage rents from anchors and mall shops due to lower sales from certain anchor tenants and certain national mall stores; (vii) $0.3 million in higher property operating costs, net of tenant reimbursements; (viii) $1.0 million in lower lease buyout income due to higher buyouts which occurred in 2001; (ix) $0.4 million in lower net construction income due to a construction contract with an anchor tenant, the final portion of which was recognized as income in 2001; and (x) $2.1 million of higher general and administrative costs, of which $0.6 million was due to lower capitalizations to leasing and construction activities, $0.8 million was due to higher gross spending, and $0.7 million was due to expensing of costs associated with the Company's on-going evaluation of strategic alternatives which is continuing in 2003. The $0.8 million increase in gross general and administrative costs was primarily the result of higher compensation costs, directors and officers insurance, trustee fees, and outside legal fees.

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

The increase in FFO of $1.8 million before allocations to minority interest and to preferred dividends versus 2000 was due primarily to the following: (i) a net $1.0 million increase in mall shop and anchor base and percentage rents, consisting of a $2.2 million increase in mall shop base rents due to a slightly higher occupancy and higher average rents; a $0.2 million decrease in anchor base rents; and a $1.0 million decrease in mall shop and anchor percentage rents due to lower sales volume; (ii) $1.2 million in higher lease buyout income due to lease termination fees received from tenants; (iii) $0.7 million in higher straight-line rents; (iv) $2.0 million in lower interest expense, primarily as a result of lower LIBOR rates on floating-rate debt; (v) $0.3 million in higher temporary and seasonal leasing income; (vi) $0.2 million in higher cash flow support payments; and (vii) $0.1 million in higher net construction income and miscellaneous mall income. These positive variances were partially offset by (viii) $2.8 million in higher property operating costs, net of tenant reimbursements comprised of $2.2 million in higher property operating costs including $0.3 million of accrued environmental remediation costs, and a slightly lower rate of cost recovery from tenants; (ix) $0.5 million in lower gain on the sale of outparcel land; (x) $0.3 million in lower fees on the sale of non-REIT assets; and (xi) $0.1 million in higher general and administrative expenses, offset by $0.4 million in restructuring costs that occurred in 2000.

(c) EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The following is a reconciliation of EBITDA to net income for the years ended December 31, 2002, 2001, and 2000 ($000):
	Year Ended December 31,
	2002	2001	2000

Net income	$ 7,715	$ 5,206	$ 5,979
Minority interest in Operating Partnership	5,351	4,999	664
Income before minority interest	13,066	10,205	6,643
(Gain) loss on sale of depreciable operating assets	(425)	-	224
Interest	51,640	54,065	56,065
Depreciation and amortization	45,555	48,452	47,348
Restructuring costs	-	-	369
Extraordinary items	4,314	-	243
Depreciation from discontinued operations	297	439	406
Interest from discontinued operations	679	949	997
Operating covenant amortization included
as a reduction of minimum rent	-	-	2,623
Depreciation in G & A, in recoverable costs	1,491	1,424	1,318
Interest on 50% joint venture	660	655	329
Depreciation on 50% joint venture	559	542	515
Total EBITDA, as reported	$117,836	$116,731	$117,080

Year ended December 31, 2002 versus year ended December 31, 2001

Total EBITDA for the year ended December 31, 2002 was $117.8 million, an increase of $1.1 million, or 1%, over that of 2001. This increase was primarily attributable to higher mall shop base rents, higher temporary and seasonal revenues, and to the contribution from the two newly acquired properties.

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

Total reported sales for all tenants that reported sales for the applicable years are shown below ($ in millions):

	2002	2001	2000

Anchors (owned locations)	$ 1,199	$ 1,227	$ 1,224
Mall shop tenants, excluding
Freestanding, theater, and
Supermarkets	1,061	1,040	1,036

The above data excludes sales from all seasonal and temporary tenants who generally do not report their sales to the Company. The Company owned 92 of 112 anchor store locations at December 31, 2002.

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

	2002	2001	2000

March 31	$ 20.37	$ 19.73	$ 19.01
June 30	20.46	19.77	19.19
September 30	20.74	19.93	19.44
December 31	20.77	19.96	19.60

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

Comparable mall store sales per square foot in each reporting period is based on sales reported by mall store tenants (excludes anchors and certain other large space users) that occupied space in both the current and immediately preceding reporting period. Comparable mall store sales per square foot for the last three years are set out below. Also shown below is the percentage of mall shop tenants' occupancy costs as a percentage of their annual sales. The tenants' occupancy cost percentages listed below is evidence that the Company's malls remain affordable for tenants.

	2002	2001	2000

Comparable mall store sales per square foot	$270.49	$269.61	$264.58
Occupancy cost percentage at period end	10.1%	10.1%	10.2%

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

	2002	2001	2000

March 31	86%	86%	85%
June 30	86%	85%	86%
September 30	87%	86%	86%
December 31	87%	88%	87%

At December 31, 2002, anchor occupancy was 97.7% and total portfolio occupancy (anchors, mall stores and freestanding) was 93.5%.

(e) Results of Operations

Components of minimum rents and percentage rents for the years ended December 31, 2002, 2001, and 2000 are as follows ($000):

	Year Ended December 31,

	2002	2001	2000
Components of Minimum Rents:
Anchors - base rents	$ 24,217	$ 24,483	$ 24,713
Mall shops & freestanding - base rents	85,576	81,111	79,716
Mall shops & freestanding - percentage rent in
lieu of fixed base rent	2,986	3,037	2,505
Straight line rental income	895	767	75
Ground leases - base rents	2,332	2,308	1,943
Lease buyout income	682	1,736	538
Operating covenant amortization	-	-	(2,623)
Total minimum rents	$116,688	$113,442	$106,867

Components of Percentage/Overage Rents:
Anchors	$ 2,573	$ 2,724	$ 3,235
Mall shops, freestanding, and ground leases	4,102	4,306	4,816
Total Percentage/Overage Rents	$ 6,675	$ 7,030	$ 8,051

Year ended December 31, 2002 versus year ended December 31, 2001

Total revenues in 2002 were $189.4 million, an increase of $6.5 million, or 3.6%, over 2001 revenues of $182.9 million. The primary reasons for the revenue growth of $6.5 million in 2002 were higher base rents from mall shops, higher temporary and seasonal leasing, higher operating cost recoveries from tenants, and higher straight-line rents. These positive impacts on revenues were partially offset by lower percentage rents, lower base rents from anchor tenants, lower construction income, and lower lease termination fees (buyout income).

Property operating and administrative costs, including utility redistribution costs, but excluding depreciation and amortization, increased from $65.0 million in 2001 to $68.7 million in 2002, or 6%. Approximately $1.0 million of this increase was attributable to the two properties acquired in 2002. Most of the remaining increase was attributable to higher insurance costs, higher salary and wage costs, and higher security expense.

Depreciation and amortization expense decreased by $2.9 million in 2002, primarily as a result of lower amortization of tenant improvement costs due to fewer tenant closings in 2002 compared to 2001.

General and administrative expenses, net of capitalized amounts, increased by $1.4 million in 2002 compared to 2001. Gross spending was higher in 2002 due to higher compensation costs, directors and officers insurance, and trustee fees. In addition, $0.7 million was due to costs associated with the Company's ongoing evaluation of strategic alternatives, which is continuing in 2003.

Interest expense (net of capitalized amounts and interest income) for 2002 was $51.6 million, a decrease of $2.4 million compared to 2001. Most of this decrease was attributable to: (i) a reduction in the average LIBOR rate in 2002 compared to 2001, which impacted interest expense on all variable-rated debt; and (ii) lower average outstanding debt balances due to the pay down of debt from the common share offering proceeds in June 2002.

The gain on sale of outparcel land was $0.4 million in 2002 or the same as 2001.

The net income for 2002 was $7.7 million, or $2.5 million higher than 2001's net income of $5.2 million. The net income for 2002 includes an extraordinary loss on the early extinguishment of debt of $4.3 million related to the refinancing of Capital City Mall in January 2002.

After deducting preferred stock dividends, there was a net loss applicable to common shareholders in 2002 of $5.9 million compared to a net loss applicable to common shareholders in 2001 of $8.4 million.

The net loss for 2002 includes $5.5 million of absorption of the minority partner's deficit balance compared to an absorption of $6.0 million during 2001. (See Note 2 to the Consolidated Financial Statements.)

Year ended December 31, 2001 versus year ended December 31, 2000

Total revenues were $182.9 million in 2001, an increase of $3.7 million, or 2.0%, over 2000's revenues of $179.2 million. Revenues increased in 2001 primarily due to higher base rents due to higher occupancy and higher average rents, higher temporary and seasonal leasing, higher lease termination fees, and higher straight-line rents.

Property operating and administrative costs, including utility redistribution costs, but excluding depreciation and amortization, increased $1.0 million in 2001, a 1.6% increase over 2000. 2000 contained a $1.2 million of construction expense incurred for an anchor tenant. Most of the increase in 2001 was attributable to higher operating costs at the properties, including maintenance costs, insurance, security, food court, and property administrative expenses.

Depreciation and amortization expense increased by $1.1 million in 2001, primarily as a result of higher amortization of tenant improvement costs.

General and administrative expenses, net of capitalized amounts, increased by $0.3 million in 2001 compared to 2000. Gross spending was $0.5 million lower in 2001 due to the continuation of the Company's cost containment efforts. This reduction was largely offset by lower capitalization of construction overhead because most construction projects were completed.

Interest expense (net of capitalized amounts and interest income) for 2001 was $54.1 million, a $2.0 million decrease compared to 2000. Most of this decrease was attributable to (i) numerous decreases throughout 2001 in LIBOR rates, impacting interest expense on variable-rated debt, and (ii) lower amortization of deferred financing costs.

Gain on sale of outparcel land was $0.4 million in 2001, compared to $0.9 million in 2000, as a result of fewer outparcel sales in 2001.

The net income for 2001 was $5.2 million compared to $6.0 million in 2000. After deducting preferred stock dividends, there was a net loss applicable to common shareholders in 2001 of $8.4 million compared to a net loss applicable to common shareholders in 2000 of $7.7 million.

The net loss for 2001 includes $6.0 million of absorption of the minority partners' deficit balance compared to an absorption of $2.6 million in 2000. (See Note 2 to the Consolidated Financial Statements for a discussion on Minority Interest.)

Application of Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations is based on the Company's Consolidated Financial Statements, which have been prepared in accordance with GAAP. When the Company prepares its financial statements, the Company selects certain accounting policies and methods and makes certain assumptions, estimates and judgments relating to its operations, financial condition and disclosures, which require management's subjective and complex consideration of a variety of matters, including estimates, assumptions and judgments regarding income-producing properties, revenue recognition, estimates for common area maintenance and real estate recovery income accruals, the determination of contingency reserves, provisions for uncollectible accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense.

The Company's actual results and financial condition could be significantly different if management used different assumptions, estimates and judgments. The following is a brief discussion of the significant assumptions, estimates and judgments that management applied in preparing the Company's Consolidated Financial Statements. If the Company's actual results differ significantly from any of these assumptions, estimates or judgments, the Company's financial condition and results of operations could be materially and adversely effected. For further details on the accounting policies used in this report and the Company's Consolidated Financial Statements, see the Notes to the Company's Consolidated Financial Statements.

- Income-Producing Properties

Income-producing properties are recorded at cost net of depreciation, adjusted for impairment. Included in such costs are acquisition, development, construction, tenant improvements and allowances, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. With respect to assets held for the long-term production of income, the Company assesses impairment based on whether the estimated future net cash flows expected to be generated by the asset (undiscounted and without interest) is in excess of the net book value of the asset. If a property held for long term production of income is impaired, its basis is adjusted to fair value. With respect to assets held for sale, the Company assesses impairment based on whether the net realizable value (estimated fair value sales price less direct cost to sell) is in excess of the net book value of the asset. If a property held for sale is impaired, its net book value is adjusted to fair value less estimated direct cost to sell. The Company assesses impairment of assets held for long-term production of income at the property or mall level, where a separately identifiable cash flow stream exists.

Depreciation on buildings and improvements is provided on individual components, using the straight-line method over estimated useful lives of 10 to 45 years resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements and deferred leasing costs is provided using the straight-line method over the initial term of the related leases. Unamortized balances of tenant improvement costs and deferred leasing costs are fully written off as additional amortization expense in the period in which a tenant vacates or terminates its lease.

- Revenue Recognition

The Company's leases are accounted for as operating leases under SFAS 13, "Accounting for Leases". The leases generally entitle the Company to (i) base rent, which is recognized on a straight-line basis over the lease term, (ii) percentage rent, which is recorded when tenant sales points are achieved and (iii) cost reimbursements which are recognized as qualifying costs and expenses are incurred.

The recognition of percentage rent income requires management to make certain estimates with regard to tenants' sales levels. The majority of the Company's mall shop tenants report sales on a monthly basis which provides the Company with a reasonable basis upon which to record percentage rent income. The monthly sales amounts, however, are unaudited and are subject to change when the tenant reports its final sales after the end of the lease year. In addition, leases sometimes permit the exclusion of certain types of sales or services from the calculation of percentage rent due.

Anchor tenants, unlike mall shop tenants, are only required to report sales on an annual basis at the end of the lease year. The Company obtains confirmations from most of its anchor tenants at year-end to confirm sales amounts for each store from the inception of the lease year to December 31. For anchor tenants who do not respond to the Company's sales information request at year end, and for estimating percentage rents at the end of the Company's first, second and third quarters, the Company uses sales estimates based on past sales patterns, reported national sales trends of the anchors, and specific information reported informally by tenant store managers. Adjustments required to the Company's estimated accrued percentage rents of either mall shops or anchor tenants, as a result of receiving final sales information from tenants, have not been significant in past years.

Percentage rents have comprised 3.5%, 3.8%, and 4.5% of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Approximately 15% of the Company's tenants pay percentage rents. Because sales can vary more significantly for specific tenants than for all tenants in the portfolio, percentage rents tend to be more volatile on a percentage basis than minimum rents. Overall, the ratio of percentage rents to total revenues has declined over the last two years due to the weaker sales environment impacting certain anchor tenant sales and certain national and regional mall shop tenants.

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in the Company's leases are common area maintenance ("CAM") and real estate taxes, where the tenant pays its pro-rata share of mall operating and administrative expenses and real estate taxes; and security charges, where the tenant reimburses the Company for providing mall security services.

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are hundreds of variations in the computations dealing with such matters as: which costs are includable or not includable for reimbursement, what is the square footage of the overall property space to determine the pro-rata percentages, and the applicability of cost limitation provisions, among other things. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. The Company records these payments as income each month. The Company also makes adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to the Company's best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, the Company computes each tenant's final cost reimbursements and issues a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The differences between the amounts billed, less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by June or July. The net amounts of any such adjustments have not been material in any of the years ended December 31, 2001, 2000 and 1999. Final adjustments for the year ended December 31, 2002 have not yet been determined.

Tenant reimbursement income, as a percentage of recoverable operating costs, has been 73.2%, 72.8%, and 77.0%, for the years ending December 31, 2002, 2001, and 2000, respectively. Based on the level of recoverable operating expenses that existed for 2002, each 1% change in the recovery rate would equate to a difference of approximately $500,000 in associated revenue.

- Capitalized Real Estate Costs, Lease Acquisition Costs and Improvements and Replacements

Capital expenditures associated with the development, construction, and improvement of income-producing properties are capitalized in accordance with SFAS 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67") and depreciated as real estate. Specific tenant improvements and allowances and direct costs to originate leases are deferred and amortized on the straight-line method over the specific lease term.

The amounts of both construction-related costs and lease-related costs which are capitalized are proportionately affected by the volume of construction projects in process and the volume of leases signed in any given year.

The Company capitalizes internal or external costs for signed permanent leases based on estimated actual costs incurred to secure signed leases, while internal and external leasing costs incurred on leases that do not get signed are expensed. These estimates require judgments as to the extent of effort incurred for successful leasing versus unsuccessful leasing.

With regard to the Company's construction and development activities, the Company capitalizes direct costs related to the project and a portion of indirect costs, such as construction period interest and allocated overhead costs. Allocated overhead costs are computed primarily on the basis of time spent by certain departments in various operations associated with the construction or development activity.

Certain improvements and replacements to income producing properties are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. Total expensed repairs and maintenance costs were $11.1 million, $11.1 million, and $10.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Capitalized improvements and replacements, including tenant improvements and allowances, were $14.5 million, $23.2 million and $45.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

- Contingencies/Reserves

The Company has recorded reserves for uncollectible receivables, deductible liabilities under insurance policies, and cost reimbursement billings.

- Uncollectible Receivables

The Company has established reserves for uncollectible receivables in two primary areas: (i) straight-line rents, and (ii) for billed base rent, billed and accrued percentage rent and billed and accrued cost reimbursement income.

As explained in the "Revenue Recognition" section, the Company recognizes base rent from its tenants on a straight-line basis over the term of its leases. Since many tenant leases provide for increases in the cash payment at certain times during the lease term, use of the straight-line method usually results in the Company recording a receivable during the first portion of the lease term for the excess of the straight line rent income over the lower amount being received in cash from the tenant. During the latter portion of a lease, the cash to be received will be higher that the straight line income and the excess cash is applied to reduce the receivable balance recorded for the tenant. This straight line rental receivable arises from the straight line accounting convention and typically is not a legally enforceable claim against the tenant at any point in time. Accordingly, if a tenant terminates its lease prior to the end of the term, or becomes bankrupt and the Company is unable to recover the straight line rent receivable for that tenant, it will need to write it off to a reserve for straight line rents. The Company makes a regular provision to the straight line rent reserve each month with an offsetting reduction in straight line rent income. In addition, the Company regularly evaluates the reserve for straight line rent receivables based on the perceived credit quality of the tenants that comprise such receivable and makes further adjustments, positive or negative, as considered necessary in the circumstances to reflect the straight line receivables, net of the reserve, at estimated recoverable amounts.

The second reserve relates to all other tenant billings and accrued tenant income for regular base rents, percentage rents, and cost reimbursement billings and accruals. Reserves are necessary to provide for losses that may be incurred due to tenant bankruptcies, disputed billings for cost reimbursements that can arise from a wide number of matters that enter into the cost reimbursement billing process, as previously described, potential over-accruals of percentage rents if estimated tenant sales turn out to be too high, and other matters. The Company regularly evaluates its billed and accrued receivables and adjusts reserves, positively or negatively, as considered necessary in the circumstances so that all tenant receivables are recorded, net of the reserves, at estimated recoverable amounts.

The Company's reserves for uncollectible receivables in the aggregate and as a percentage of its total accounts receivable balances were as follows:
	December 31,
	2002	2001	2000

Reserve for Uncollectible Receivables ($000)	$ 2,388	$ 2,117	$ 2,571
As a % of Related Receivables Balance	14.2%	13.5%	14.6%

- Insurance Policy Deductibles

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $250,000 per occurrence. Provisions for losses expected under these programs are recorded based upon estimates, provided by consultants who utilize the Company's claims experience and acturial assumptions, of the aggregate liability for claims incurred but not reported.

Since provisions for losses expected under these programs are based upon many estimates, there is no assurance that the ultimate settlement of these losses will not result in amounts that differ from what the Company has recorded as a liability at the balance sheet date.

The total estimated liabilities for losses under these claims recorded in the balance sheet at December 31, 2002, 2001, and 2000 were $5.4 million, $4.7 million, and $4.3 million, respectively.

- Accounting for Minority Interest

Minority interest represents the common ownership interests in the Operating Partnership held by Crown Investments and its subsidiary. At December 31, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or a 23.71% common partnership interest. Crown American Realty Trust owns the remaining 76.29%. The minority interest balance, as reflected in the Company's consolidated financial statements, is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership unit distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under GAAP, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is an obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The Support Agreement provides for such obligation by the minority partner in the form of cash flow support payments. (See Note 8 to the Consolidated Financial Statements.) Accordingly, since the minority interest account is reduced below zero, and there is an obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 has been limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. As described in Note 18 to the Consolidated Financial Statements, the Support Agreement will be amended significantly in connection with the approved sale of Oak Ridge Mall. An additional amount of $5.5 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the year ended December 31, 2002. On a cumulative basis, $14.1 million of such losses have been absorbed by the Company, through December 31, 2002.

- New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and applied its provisions to the sale of Carlisle Plaza Mall as further described in Note 14 to the Consolidated Financial Statements herein and to the approved sale of Oak Ridge Mall to Crown Investments, as described in Note 18 to the Consolidated Financial Statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Under SFAS 145, gains and losses from early extinguishment of debt will be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Company expects that gains and losses related to debt transactions after SFAS 145 is adopted generally will be classified in income from continuing operations rather than as extraordinary items. In addition, the extraordinary losses from early debt extinguishments recorded by the Company in prior periods will be reclassified, when SFAS 145 is adopted, to income from continuing operations; prior period Funds from Operations will also be restated to include such losses. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and the Company will adopt SFAS 145 beginning January 1, 2003.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 beginning January 1, 2003 and believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

The Company adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued or modified after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, the Company will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. Adoption of FIN 45 will have no impact to the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of issued guarantees but is not expected to have a material impact to the Company. (See Note 5 to the Consolidated Financial Statements.)

FIN 46, "Consolidation of Variable Interest Entities," is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if the occur, or both. Where it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity, the Company must disclose the nature, purpose, size and activity of the variable interest entity and the Company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company does not believe that the adoption of FIN 46 will result in consolidation of any previously unconsolidated entities. The adoption of FIN 46 may result in additional disclosures which are not expected to be significant.

(f) Cash Flows, Liquidity and Capital Resources

For the years ended December 31, 2002, 2001, and 2000, the Company generated $67.5 million, $68.4 million, and $58.3 million, respectively, in cash from operating activities, as shown in the accompanying Consolidated Statements of Cash Flows in Item 8 hereto.

2002 Cash Flows

During 2002, the Company generated $67.5 million in cash flows from operating activities, which includes a positive impact of $1.8 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company had $99.1 million of investing cash flows during 2002, of which $90.6 million was associated with its two new mall acquisitions; the net remainder included $8.0 million in tenant allowances and capitalized leasing costs and $6.5 million in operational capital expenditures, net of $5.4 million of net proceeds from the sale of Carlisle Plaza Mall and $0.7 million in cash distributions from the Palmer Park Joint Venture. The Company generated $28.6 million from financing activities during 2002, which included (i) $47.2 million from its common stock offering in June 2002; (ii) $144.2 million in additional borrowings, of which $84.5 million related to mortgage loans and line of credit borrowings on its two acquisitions; (iii) $108.0 million of loan amortization and debt repayments, which include a $38.4 million payoff of the old loan on Capital City Mall in connection with its refinancing in January 2002 and a $47.2 million pay down of its line of credit debt from the common stock proceeds in June 2002; (iv) $46.7 million of common and preferred dividends and distributions; (v) $3.1 million of cash flow support payments (see Note 8 to the Consolidated Financial Statements); (vi) $10.3 million of net cash used in discontinued operations related to the sale of Carlisle Plaza Mall in October 2002; (vii) $1.5 million in costs associated with new debt obtained during 2002; and (viii) $0.7 million of proceeds from the Company's dividend reinvestment program and from the exercise of stock options.

2001 Cash Flows

During 2001, the Company generated $68.4 million in cash flows from operating activities, which includes a positive impact of $6.4 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company had $22.5 million in net investing activities in 2001 which included $10.4 million in tenant allowances, $3.3 million in the expansion of Phillipsburg Mall to accommodate an H & M store, and $9.5 million in various other operational capital expenditures. The Company used $43.5 million in its financing activities, which included (i) additional borrowings of $16.8 million, net of escrow deposits and issuance costs; (ii) $19.5 million of loan amortization and debt repayments; (iii) $43.9 million of common and preferred dividends and distributions; and (iv) $3.1 million of cash flow support (see Note 8 to the Consolidated Financial Statements).

2000 Cash Flows

During 2000, the Company generated $58.3 million in cash flows from operating activities, which is net of an aggregate $2.7 million negative impact from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. The Company had $30.6 million in net investing activities in 2000 which included $13.0 million in the Valley Mall redevelopment project, $9.3 million in the expansion/renovation of Washington Crown Center, and $12.9 million in mall shop tenant allowances. The Company received $8.9 million in net proceeds from the sale of the Greater Lewistown Shopping Plaza and from the sale of an anchor store to its owner-occupant. The Company used a net $30.2 million in its financing activities, which included (i) additional borrowings of $26.1 million, net of debt issuance costs, (ii) $14.7 million of loan amortization and debt repayments, (iii) $43.6 million of common and preferred dividends, (iv) $2.9 million of Cash Flow Support (see Note 8 to the Consolidated Financial Statements), and (v) $0.9 million to repurchase preferred shares.

Liquidity and Capital Resources

The Company has significant ongoing capital requirements. The Company believes that its cash generated from property operations and funds obtained from its lines of credit, property financings and general corporate borrowings will provide the necessary funds on a short-term and long-term basis for its operating expenses, debt service on outstanding indebtedness and recurring capital expenditures and tenant allowances, and dividends to its preferred and common shareholders at a level necessary to satisfy the REIT dividend distribution requirements under the Internal Revenue Code (see Note 2 to the Consolidated Financial Statements). The amount of dividends required to be paid in order to maintain REIT status for 2002 was $9.3 million. This is significantly less than the total $46.7 million in dividends paid on preferred and common shares in 2002. The Company intends to pay regular quarterly dividends to its shareholders. However, the Company's ability to pay dividends is affected by several factors, including cash flow from operations, capital expenditures, and its ability to refinance its maturing debt as described below. Dividends by the Company will be at the discretion of the Board of Trustees and will depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Trustees may consider. Payments of dividends on the Company's common shares are subject to any preferential rights which might be provided for under the rights of any of its outstanding preferred shares.

As described in Note 5 to the Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation ("GECC") is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At December 31, 2002 the borrowing capacity was approximately $155 million. As also described in Note 5, twenty-one malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the year ended December 31, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance carriers provided no further rating downgrades occur. In September 2002, the major insurance carrier for general liability coverage was replaced with an insurance company that exceeded the minimum credit ratings as required in the loan documents. In October 2002, two rating agencies further down-graded the remaining insurance carrier and, as of November 12, 2002, all lenders had approved the continued use of this insurance carrier until the April 2003 (property) and September 2003 (workers' compensation, automobile and excess liability) policy renewal dates. Following an expansive marketing effort, management made the decision to renew property coverage with the existing carrier and as of March 3, 2003, all lenders had approved the continuation of property insurance coverage with the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal period in April 2004. The Company has not yet determined what insurance company to use for workers' compensation, automobile and excess liability coverage when those policies renew in September 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in September 2003 (workers' compensation, automobile and excess liability) and April 2004 (property). While management believes that it would be able to replace the downgraded insurance company as part of the normal renewal cycles in September 2003 and April 2004, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. There are no major expansions or renovations planned to occur in 2003, other than construction of a multi-screen theater under a lease with a tenant at Jacksonville Mall, and the expansion of an anchor department store and reduction in mall shop space at West Manchester Mall.

- Financing Activities

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall in Harrisburg, PA with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, was recorded as an extraordinary loss (non-FFO) in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

On November 7, 2002, the Company and its lender executed agreements to extend and modify the terms of its mortgage loan on Schuylkill Mall, Frackville, PA. Under the previous terms, the loan bore interest at a fixed rate of 8.375%, the annual debt service payment was $3.62 million, and the loan matured on December 1, 2004. The new terms, effective November 1, 2002, include interest at a fixed rate of 7.25%, annual debt service of $3.32 million and a maturity date of December 1, 2008. In connection with this extension and modification of terms, the Company made a cash payment of $5.0 million to reduce the principal balance from $32.9 million to $27.9 million. The loan was and remains guaranteed by the Operating Partnership.

On May 1, 2002, the Company paid down the mortgage loan on Carlisle Plaza Mall from $9.3 million to $6.0 million in connection with a one-year extension to May 1, 2003. This loan was fully paid off in connection with sale of Carlisle Plaza Mall in October 2002.

In June 2002, the Company completed a public offering of 5,750,000 of its common shares of beneficial interest (including over-allotments), par value $0.01, at a public offering price of $8.75 per share. The net proceeds to the Company (after deducting underwriting discounts and offering expenses) were approximately $47.2 million. The proceeds from the offering were used initially to pay down the Company's line of credit with GECC. The Company later re-borrowed funds under the line of credit to fund its acquisitions of Valley View Mall and Wiregrass Commons Mall in 2002.

As of December 31, 2002, the scheduled principal payments on all outstanding debt are $10.5 million, $135.8 million, $52.8 million, $12.5 million, and $13.2 million for the years ended December 31, 2003 through 2007, respectively, and $526.3 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2002, 2001, and 2000 were 2.33 to 1, 2.20 to 1, and 2.14 to 1, respectively.

- Property Acquisitions and Dispositions

In September 2002, the Company completed the acquisition of Valley View Mall, an enclosed shopping mall, located in LaCrosse, Wisconsin. The purchase price, excluding closing costs and expenses, of the mall was $49.92 million, and was funded partially by a $37.0 million mortgage loan and partially from the Company's line of credit. See Note 13 to the Consolidated Financial Statements.

In November 2002, the Company completed the acquisition of Wiregrass Commons Mall located in Dothan, Alabama, located in the southeastern corner of Alabama adjacent to Georgia and the Florida panhandle. The purchase price excluding closing costs and expenses, was $40.25 million and was financed by a $30.0 million floating rate mortgage loan $4.5 million of borrowings from the Company's line of credit, and the balance in cash. See Note 13 to the Consolidated Financial Statements.

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

As further described in Note 14 to the Consolidated Financial Statements, on October 29, 2002, the Company sold Carlisle Plaza Mall to an unrelated party for $5.8 million. In connection with the sale, the mortgage loan of $6.0 million was repaid in full. In addition, $0.8 million of Industrial Development Authority bonds related to Carlisle were paid off prior in December 2002.

As described in Note 18 to the Consolidated Financial Statements, in March 2003 Oak Ridge Mall has been approved for sale to Crown Investments. Oak Ridge Mall ("Oak Ridge"), located in Oak Ridge, Tennessee, was classified as held for operating purposes at December 31, 2002 under SFAS 144. Oak Ridge had an aggregate net real estate carrying value of $25.2 million and debt of $13.6 million as of December 31, 2002. In March 2003, Oak Ridge was classified as held for sale and is expected to be sold on or about March 31, 2003 to Crown Investments, a related party, as described further below.

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge, to an unrelated third party. The independent members of the Board of Trustees ("Independent Trustees") concurrently approved an amendment of the Support Agreement (see Note 8 to the Consolidated Financial Statements) regarding the cash flow support obligations of Crown Investments with respect to Oak Ridge. However, the effectiveness of this proposed amendment was expressly conditioned upon the completion of the sale. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge to Crown Investments for estimated fair value of $11.4, which is expected to close on or about March 31, 2003. The $11.4 million purchase price will be satisfied through issuance of a promissory note by Crown Investments; such promissory note will be distributed in a non-liquidating distribution to Crown American Investment Company ("CAIC"), and effectively reduce CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the approved sale, the Company will pay off the approximate current $13.4 million mortgage loan balance on Oak Ridge and will also assign to Crown Investments the existing agreement of sale with the third party, as amended. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

The sale of Oak Ridge will result in a loss on sale for financial reporting purposes of approximately $13.7 million which will be recorded by the Company in the first quarter of 2003. The reduction in the minority partner's percentage ownership interest, valued at $11.4 million, will be recorded in shareholders' equity in the consolidated balance sheet.

In connection with the foregoing, the Independent Trustees also approved amendments to the Support Agreement and to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, both to be effective when Oak Ridge is sold to Crown Investments. The amendment to the Support Agreement will release Oak Ridge from Crown Investments' future obligations under the Support Agreement and will reduce the maximum quarterly amount of support payments for the remaining two properties in the Agreement from $1,000,000 to $300,000. Approximately 81% of the $3.1 million in cash flow support for the year ended December 31, 2002 related to Oak Ridge. The amendment to the Limited Partnership Agreement will provide for a special allocation of 100 percent of the net tax loss from the sale of Oak Ridge to Crown Investments to the extent of Crown Investments' obligation under the Support Agreement related to Oak Ridge; the remaining tax loss from the sale will be allocated to the partners in accordance with their ownership interests. It is expected that the tax loss should result in a significant portion of the Company's common dividends that may be paid in 2003 being treated as non-taxable return of capital.

As a result of these amendments, Crown Investments' percentage ownership interest in the Operating Partnership will be reduced by an amount equivalent to 2,600,000 common partnership units. The minority partner's reduction in its ownership interest would have a value of approximately $25.6 million, based on the recent closing price of the Company's common shares . Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to the date of sale, estimated at approximately $0.67 million, will be paid by Crown Investments to the Operating Partnership, and the Operating Partnership will make a cash distribution to Crown Investments with respect to the 2,600,000 units for the quarter ended March 31, 2003 equal to $0.56 million. As the minority partner, Crown Investments' obligations to make payments to the Operating Partnership under the Support Agreement have been contingent on the future performance of the subject properties and accordingly have been recorded in the Company's consolidated financial statements as earned.

The Company's 32,071,965 outstanding common partnership units as of March 28, 2003, will remain unchanged as a result of the above transactions. However, the common percentage ownership interests of the partners in the Operating Partnership will change, as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	76.31%	83.81%
Limited Minority Partners:
Crown Investments Trust	19.44	14.55
Crown American Investment Company	4.25	1.64
Totals	100.00%	100.00%

The Independent Trustees concluded that selling Oak Ridge to Crown Investments, including the related amendment to the Cash Flow Support Agreement, would be in the best interests of the Company for several reasons, including the following: (i) modest increases in net income per share and net cash flows; (ii) ongoing financial and other benefits resulting from improving the quality of the Company's overall property portfolio by disposing of Oak Ridge, an under performing property that continues to deteriorate; (iii) certainty of closing as compared to the prior efforts to sell Oak Ridge to the third party; (iv) better positioning the Company with respect to its ongoing evaluation of strategic alternatives; and (v) permitting management to devote time and resources to properties with more growth potential than Oak Ridge.

As further described in Note 8 to the Consolidated Financial Statements, Crown Investments and its subsidiary have been granted rights, subject to certain restrictions, whereby they may redeem part or all of their common partnership units for common shares, on a one-to-one basis, or cash at a price equal to the value of the Company's common shares. Crown Investments has pledged substantially all of its limited partnership units as collateral for two loans it has received from unrelated third parties.

(g) Economic Trends

Because inflation has remained relatively low during the last three years it has had little impact on the operations of the Company during this period. Tenant leases also provide, in part, a mechanism to help protect the Company during highly inflationary periods. As operating costs increase, most leases permit the Company to recover from its tenants a significant portion of the common area maintenance and other operating costs, including real estate taxes and insurance, and therefore, the tenants will absorb part of this increased operating cost. Most of the leases provide for percentage rent after a certain minimum sales level is achieved. Thus, during highly inflationary periods, when retail sales at the Malls increase, the Company should receive additional rental income through percentage rent increases, partially offsetting the effect of inflation.

In periods of an economic slowdown, and in light of the current hostilities with Iraq, the Company may be subject to additional risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, bankruptcy of tenants, competition, inability to rent unleased space, lower tenant sales resulting in reduced percentage rents, and higher energy and other operating costs, all of which can have an adverse effect on the Company's operating results and financial condition.

The use of the Internet for retail sales is growing rapidly, but at present is a very minor component of total retail sales distribution in the United States, and particularly of the types of products typically sold in enclosed regional malls. Management of the Company does not foresee that Internet retailing will have a significant effect on tenant sales or occupancy levels in the next few years.

Item 7 (a) Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with $132.6 million of variable-rate debt, which represents 18% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents debt principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Year ending December 31,					2008 and
	2003	2004	2005	2006	2007	Thereafter

Long-term debt
Fixed rate debt	$ 9.2	$ 45.5	$ 11.8	$ 12.5	$ 13.2	$526.3
Average interest rate	7.17%	7.39%	7.18%	7.26%	7.43%	7.43%
Variable rate debt	$ 1.3	$ 90.3	$ 41.0	-	-	-
Average interest rate	3.42%	3.66%	3.42%	-	-	-

Interest rate risk for the Company increased in 2002 due to an increase in variable rate debt from $115.0 million at December 31, 2001 to $132.6 million at December 31, 2002. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases. For purposes of determining the amounts of fixed and variable rate debt and the related interest rate disclosures, the $35.0 million of variable rate debt that was in effect converted to fixed rate debt by the interest rate swaps (described in the following sentences) was considered to be fixed rate debt for the periods of time the swap agreements were in effect. In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements was 5.197%, and their terms expired on February 1, 2003. The Company had designated this transaction as a cash flow hedge of a floating-rate liability and applied the guidance set forth in Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) to the swap agreements. A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.2 million based on the level of variable rate debt outstanding at December 31, 2002.

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of

Crown American Realty Trust:

We have audited the accompanying consolidated balance sheets of Crown American Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index in Part IV of the Form 10-K. These consolidated financial statements and schedules are the responsibility of the management of Crown American Realty Trust. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown American Realty Trust as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Also, as discussed in Note 5 of the Notes to the Consolidated Financial Statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 28, 2003



CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000

	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$116,688	$113,442	$106,867
Percentage rent	6,675	7,030	8,051
Property operating cost recoveries	37,314	35,135	35,994
Temporary and promotional leasing	12,109	10,910	10,640
Utility redistribution income	14,191	14,133	14,533
Miscellaneous income	2,447	2,230	3,125
	189,424	182,880	179,210
Property operating costs:
Recoverable operating costs	50,993	48,262	46,753
Property administrative costs	3,425	2,713	2,566
Other operating costs	3,053	3,235	3,662
Utility redistribution expense	11,180	10,769	10,971
Depreciation and amortization	45,555	48,452	47,348
	114,206	113,431	111,300
	75,218	69,449	67,910
Other expenses:
General and administrative	6,850	5,426	5,133
Restructuring costs	-	-	369
Interest, net	51,640	54,065	56,065
	58,490	59,491	61,567
	16,728	9,958	6,343
Property sales:
Gain on sale of outparcel land	369	437	924
Gain (loss) on asset sales	-	-	(224)
	369	437	700

Minority interest in Operating Partnership	(5,351)	(4,999)	(664)

Income from continuing operations before extraordinary
items and discontinued operations	11,746	5,396	6,379

Extraordinary loss on early extinguishment of debt	(4,314)	-	(243)
Income from continuing operations	7,432	5,396	6,136

Discontinued operations:
Loss from operations	(142)	(190)	(157)
Gain on asset sale	425	-	-
	283	(190)	(157)

Net income	7,715	5,206	5,979

Dividends on preferred shares	(13,613)	(13,613)	(13,695)

Net loss allocable to common shares	$(5,898)	$(8,407)	$(7,716)

Per common share information:
Basic and Diluted EPS
Loss from continuing operations before extraordinary
items and discontinued operations, net of
preferred dividends	$(0.06)	$(0.31)	$(0.28)
Extraordinary items	(0.15)	-	(0.01)
Gain (loss) from discontinued operations	0.01	(0.01)	-
Net loss	$(0.20)	$(0.32)	$(0.29)

Weighted average shares outstanding - basic and diluted (000)	29,480	26,208	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	December 31,
	2002	2001
	(in thousands, except share
	and per share data)
Assets

Income-producing properties:
Land	$163,751	$147,371
Buildings and improvements	1,108,733	1,024,609
Deferred leasing and other charges	44,783	44,678
	1,317,267	1,216,658
Accumulated depreciation and amortization	(502,216)	(461,453)
	815,051	755,205

Minority interest in Operating Partnership	3,265	3,303

Other Assets:
Investment in joint venture	3,114	3,705
Cash and cash equivalents, unrestricted	14,122	16,999
Restricted cash and escrow deposits	9,123	7,877
Tenant and other receivables	15,232	14,648
Deferred charges and other assets	19,525	19,587
Assets from discontinued operations	-	5,456
	$879,432	$826,780

Liabilities and Shareholders' Equity

Liabilities:
Debt on income-producing properties	$751,176	$710,436
Accounts payable and other liabilities	44,911	40,731
Liabilities from discontinued operations	-	10,490
	796,087	761,657

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11.00% cumulative,
$.01 par value, 2,500,000 shares authorized and issued at both
December 31, 2002 and 2001	25	25
Common shares, par value $.01 per share, 120,000,000 shares authorized,
33,572,694 and 27,742,317 shares issued at December 31, 2002 and 2001,
respectively	335	277
Additional paid-in capital	365,247	317,450
Accumulated deficit	(266,554)	(235,980)
	99,053	81,772

Less common shares held in treasury at cost, 1,534,398 shares
at both December 31, 2002 and 2001	(14,652)	(14,652)

Less preferred shares held in treasury at cost, 25,000 shares at both
December 31, 2002 and 2001	(929)	(929)
Accumulated other comprehensive loss	(127)	(1,068)
	83,345	65,123
	$879,432	$826,780

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income	$7,715	$5,206	$5,979
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest in Operating Partnership	5,351	4,999	664
Equity earnings in joint venture	(452)	(344)	(210)
Depreciation and amortization	48,864	51,712	53,588
Operating loss from discontinued operations	142	190	157
(Gain) loss on asset sales	(425)	-	224
Extraordinary loss on early extinguishment of debt	4,314	-	243
Restructuring costs	-	-	369
Net cash provided by discontinued operations	200	280	12
Net changes in:
Tenant and other receivables	(584)	3,284	(2,282)
Restricted cash and escrow deposits	(746)	279	1,431
Deferred charges and other assets	(1,962)	(1,013)	(39)
Accounts payable and other liabilities	5,132	3,799	(1,850)
Net cash provided by operating activities	67,549	68,392	58,286

Cash flows from investing activities:
Investment in income properties	(14,463)	(23,160)	(45,553)
Acquisitions of enclosed shopping malls	(90,583)	-	-
Change in investing escrow deposits	(34)	201	6,120
Net proceeds from asset sales	5,354	-	8,898
Distributions from joint venture	674	694	472
Capital investments in discontinued operations	(23)	(217)	(562)
Net cash used in investing activities	(99,075)	(22,482)	(30,625)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and
prepayment penalties	144,154	16,918	63,916
Cost of issuance of debt	(1,466)	(79)	(2,159)
Debt repayments	(108,010)	(18,901)	(49,750)
Dividends and distributions paid on common shares and
partnership units	(33,115)	(30,287)	(29,926)
Dividends paid on senior preferred shares	(13,613)	(13,613)	(13,695)
Net proceeds from common share issuance, exercise
of stock options and under the Dividend Reinvestment Plan	47,867	-	-
Purchase of senior preferred shares held in treasury	-	-	(929)
Cash flow support payments	3,125	3,067	2,902
Debt repaid on discontinued operations	(10,293)	(629)	(578)
Net cash provided by (used in) financing activities	28,649	(43,524)	(30,219)

Net (decrease) increase in cash and cash equivalents	(2,877)	2,386	(2,558)

Cash and cash equivalents, beginning of year	16,999	14,613	17,171

Cash and cash equivalents, end of year	$14,122	$16,999	$14,613

Supplemental Disclosures:

Interest paid	$49,822	$52,231	$53,797
Interest cost capitalized	$-	$38	$839
Other comprehensive income (loss) - hedging activities	$941	$(1,068)	$-

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Shareholders' Equity

							Senior	Accumulated
						Common	Preferred	Other
Common		Senior		Additional		Shares	Shares	Comprehensive
Shares		Preferred	Common	Paid-in	Accumulated	Held in	Held in	Income
Outstanding		Shares	Shares	Capital	Deficit	Treasury	Treasury	(Loss)	Total

(in thousands)		(in thousands)

26,208	Balance, December 31, 1999	$25	$277	$316,421	$(176,220)	$(14,652)	$-	$-	$(125,851)

	Preferred shares (25) purchased
	and held in treasury						(929)		(929)
	Transfer in (out) of limited
	partner's interest in the
	Operating Partnership			(57)					(57)
	Capital contributions from
	Crown Investments Trust:
	Cash flow support			1,111					1,111
	Net income				5,979				5,979
	Dividends paid or accrued:
	Preferred shares				(13,695)				(13,695)
	Common shares				(21,688)				(21,688)

26,208	Balance, December 31, 2000	25	277	317,475	(205,624)	(14,652)	(929)	-	96,572

	Comprehensive loss:
	Net income				5,206				5,206
	Net loss on cash-flow
	hedging activities							(1,068)	(1,068)
	Total comprehensive income				5,206			(1,068)	4,138
	Transfer in (out) of limited
	partner's interest in the			(25)					(25)
	Operating Partnership
	Dividends paid or accrued:
	Preferred shares				(13,613)				(13,613)
	Common shares				(21,949)				(21,949)

26,208	Balance, December 31, 2001	25	277	317,450	(235,980)	(14,652)	(929)	(1,068)	65,123

	Comprehensive income:
	Net income				7,715				7,715
	Net income on cash-flow
	hedging activities							941	941
	Total comprehensive income				7,715			941	8,656
5,830	Issuance of common shares		58	47,809					47,867
	Transfer in (out) of limited
	partner's interest in the
	Operating Partnership			(12)					(12)
	Dividends paid or accrued:
	Preferred shares				(13,613)				(13,613)
	Common shares				(24,676)				(24,676)

32,038	Balance, December 31, 2002	$25	$335	$365,247	$(266,554)	$(14,652)	$(929)	$(127)	$83,345

The accompanying notes are an integral part of these statements.



CROWN AMERICAN REALTY TRUST

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Organization

Crown American Realty Trust (the "Company") was formed on May 14, 1993 as a Maryland real estate investment trust (a "REIT") to acquire and operate substantially all of the enclosed shopping mall properties and two office buildings (the "Initial Properties") owned by Crown American Associates ("Crown Associates"), formerly Crown American Corporation. Crown Associates is a wholly-owned subsidiary of Crown Holding Company ("Crown Holding"), which is controlled by Mark Pasquerilla, Chairman of the Board of Trustees and CEO of the Company. Crown Associates, which was founded in 1950, was engaged principally in the development, acquisition, ownership and management of enclosed shopping malls and, to a lesser extent, strip shopping centers, hotels and office buildings. The Company raised approximately $405 million in equity through an initial public offering of approximately 25.5 million shares, which occurred on August 17, 1993, and used the proceeds to purchase an initial 78.00% general partnership interest in Crown American Properties, L.P. (the "Operating Partnership"), a partnership which was formed just prior to consummation of the offering to own and operate the Initial Properties. These proceeds, along with new borrowings, were used by the Operating Partnership to retire debt related to the Initial Properties.

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Initial Properties and the management operations into either the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership").

The limited partnership interest in the Operating Partnership and the 1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments") and by Crown American Investment Company (a subsidiary of Crown Investments). Crown Investments is a wholly-owned indirect subsidiary of Crown Holding. While the Company, as general partner, has broad rights and authority to conduct the business, the Operating Partnership agreement provides that the consent of Crown Investments is required for certain actions, including among others, merger, consolidation, dissolution, liquidation, or sale of all or substantially all of the assets of the Operating Partnership.

As further described in Note 6 to the Consolidated Financial Statements, in July 1997 the Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares at an initial public offering price of $50.00 per share.

Also, as described in Note 15 to the Consolidated Financial Statements, in June 2002 the Company completed a public offering of 5,750,000 of its common shares of beneficial interest at a public offering price of $8.75 per share.

Nature of Operations

The Company operates in one business segment - real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The Company evaluates performance based upon net operating income from the combined properties in the segment.

The Company's revenues are primarily derived under real estate leases with national, regional and local department store and other specialty retailers. Approximately 57% of the Company's revenues were derived from malls located in Pennsylvania. The Company's top five tenants in terms of 2002 total revenues are as follows:

	Percent of Total Revenues
	2002	2001

Sears Roebuck and Co.	5.0%	5.3%
J C Penney, Inc.	4.1%	4.2%
The Limited	3.7%	4.3%
Gap, Inc.	2.9%	3.2%
The Bon-Ton Stores, Inc.	2.7%	2.9%

The properties owned by the Company through the Operating Partnership and its subsidiaries (the "Properties") currently consist of: (1) 27 wholly-owned enclosed shopping malls (and adjacent outparcels and strip centers at certain of the enclosed malls) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Alabama, Wisconsin and Georgia, (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (with a purchase option) sub-leased to a department store chain ("the Anchor Pad"). The Company also owns approximately 67 acres of land in the vicinity of certain of the mall properties, which are held for development, ground lease, or sale to third parties.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary, the Operating Partnership and its subsidiaries. All significant intercompany amounts have been eliminated. Other than its ownership interests in its subsidiaries, the Company owns no other assets and has no other business activities.

The Company is the sole general partner in the Operating Partnership, and at December 31, 2002 the Company held 100% of the preferred partnership interests (see Note 6 to the Consolidated Financial Statements) and 76.29% of the common partnership interests. The Operating Partnership directly owns six malls, the 50% joint venture interest in Palmer Park Mall, Pasquerilla Plaza, and the Anchor Pad. All remaining properties are owned by eight partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership; the remaining 0.5% interests in these second-tier entities are owned by the Company through various wholly-owned subsidiaries. The Operating Partnership owns 100% of Crown American Services Corporation formed in 2002 as a taxable REIT subsidiary to provide labor and other services to the Operating Partnership with respect to certain operating activities. The Operating Partnership also owns 100% of Crown American GC, Inc. formed in 2001 as a taxable REIT subsidiary to sell gift certificates to shoppers at properties owned by the Company. Only the Operating Partnership and Crown American Services Corporation have paid employees. The Operating Partnership manages all properties except the Palmer Park Mall and the Anchor Pad, and also manages other properties for third party owners and provides construction management and other services for third parties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some of these estimates and assumptions include judgments on income producing properties, revenue recognition, estimates for income recoveries of common area maintenance and real estate taxes, provisions for uncollectible revenues, losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements.

Revenues and expenses for 2000 and 2001 have been reclassified to be consistent with the current year presentation due to Carlisle Plaza Mall being presented as discontinued operations due to its sale in October 2002. (See Note 14 to the Consolidated Financial Statements.)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Income-Producing Properties

Income-producing properties are recorded at cost net of depreciation, adjusted for impairment. With respect to assets held for the long-term production of income, the Company assesses impairment based on whether the estimated future net cash flows expected to be generated by the asset (undiscounted and without interest) is in excess of the net book value of the asset. If a property held for long term production of income is impaired, its basis is adjusted to fair value. With respect to assets held for sale, the Company assesses impairment based on whether the net realizable value (estimated fair value sales price less direct cost to sell) is in excess of the net book value of the asset. If a property held for sale is impaired, its net book value is adjusted to fair value less estimated direct cost to sell. The Company assesses impairment of assets held for long-term production of income at the property or mall level, where a separately identifiable cash flow stream exists.

Substantially all of the income-producing properties have been pledged to secure the Company's currently outstanding debt and lines of credit.

Depreciation on buildings and improvements is provided on individual components, using the straight-line method over estimated useful lives of 10 to 45 years resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements and deferred leasing costs is provided using the straight-line method over the initial term of the related leases. Unamortized balances of tenant improvement costs and deferred leasing costs are fully written off as additional amortization expense in the period in which a tenant vacates or terminates its lease.

Capitalized Real Estate Costs, Lease Acquisition Costs, and Improvements and Replacements

Costs related to the development, construction and improvement of income-producing properties are capitalized in accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"). Costs include direct construction costs, tenant improvement costs and allowances, and indirect costs including interest during the construction periods and allocated internal costs pursuant to SFAS 67. Internal and external costs incurred to obtain signed permanent leases (in excess of one year duration) are capitalized based on the estimated actual costs (see Note 7 to the Consolidated Financial Statements). Internal and external costs incurred on leases that do not get signed are expensed.

Certain improvements and replacements to income-producing properties are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. Total expensed repairs and maintenance costs were $11.1 million, $11.1 million, and $10.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Capitalized improvements and replacements, including tenant improvements and allowances, were $14.5 million, $23.2 million and $45.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Revenue Recognition

The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its tenant leases as operating leases under SFAS 13, "Accounting for Leases". Minimum rents are recognized on a straight-line basis over the initial term of the related lease. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the qualifying costs and expenses are incurred. These recoveries also include certain capital expenditures that are recovered from the tenants in the period the depreciation is recognized. Percentage rent is recognized at the point in time a specific tenant's sales breakpoint is achieved. Lease termination fees received from tenants are recognized as income in the period received.

Reserves have been established for estimated uncollectible receivables related to billed minimum rents, billed and accrued percentage rents and cost recovery income, and accrued straight-line rent receivables. These receivables may become uncollectible primarily due to tenant bankruptcies or early terminations. These reserves in the aggregate were $2.4 million and $2.1 million at December 31, 2002 and 2001, respectively.

Interest and Financing Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was zero in 2002, $0.04 million in 2001 and $0.8 million in 2000. Interest expense includes amortization of deferred financing costs related to completed financings (see Note 3 to the Consolidated Financial Statements) and is net of miscellaneous interest income on cash and escrow deposit balances aggregating $0.4 million, $ 0.8 million, and $1.2 million, for the years ended December 31, 2002, 2001, and 2000, respectively. Deferred financing costs are based on actual costs incurred in obtaining the financing and are amortized as part of interest expense over the term of the related debt instrument. Costs incurred for financings which are not completed are expensed as part of interest costs. Unamortized financing costs related to debt that is extinguished early are written off as an extraordinary item.

Investment in Joint Venture

The Company's 50% joint venture investment in Palmer Park Mall Venture, which owns Palmer Park Mall (not managed by the Company), is accounted for under the equity method. The Company's 50% share of the joint venture's net income is reflected in miscellaneous income in the period earned and distributions received from the joint venture are reflected as a reduction in the carrying amount of the investment. The investment amount in excess of the underlying net assets, net of accumulated amortization, is $2.8 million at December 31, 2002, with a remaining amortization period of approximately 8 years. Amortization expense was $0.4 million in each of the three years ended December 31, 2002. The Company has certain limited guarantees related to its $9.3 million share of the $18.6 million in mortgage debt owed by Palmer Park Mall Venture.

Minority Interest

Minority interest represents the common ownership interests in the Operating Partnership held by Crown Investments and its subsidiary. At December 31, 2002 Crown Investments and its subsidiary owned 9,956,398 common partnership units, or a 23.71% common partnership interest. Crown American Realty Trust owns the remaining 76.29%. The minority interest balance, as reflected in the Company's consolidated financial statements, is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership unit distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets has been declining each year. The balance was reduced below zero in the second quarter of 2000. Under GAAP, when the minority partner's share of the Operating Partnership's net income (loss) and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is an obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The Support Agreement (see Note 8 to the Consolidated Financial Statements) requires Crown Investments to pay cash flow support payments. Accordingly, since the minority interest account is reduced below zero, and there is an obligation of Crown Investments to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 has been limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months by the Company from Crown Investments. An additional amount of $5.5 million, representing the excess losses and distributions over and above the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the calendar year ended December 31, 2002. On a cumulative basis, $14.1 million of such losses have been absorbed by the Company, through December 31, 2002. As described in Note 18 to the Consolidated Financial Statements, the Support Agreement will be amended significantly in connection with the approved sale of Oak Ridge Mall.

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

During 2001 and 2002, two taxable REIT subsidiaries were formed to conduct certain business activities. A Taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. The amount of net taxable income and related income taxes from the Company's two taxable REIT subsidiaries was insignificant during 2001 and 2002.

The Company's consolidated taxable income (before the dividends paid deduction) for the years ended December 31, 2002, 2001, and 2000, was approximately $10.4 million, $16.2 million, and $8.7 million, respectively. These amounts differ significantly from net income (loss) as reported in the Company's consolidated financial statements for the same periods. In order to maintain REIT status, the Company must distribute to its common and preferred shareholders at least 90% of its taxable income in the form of deductible dividends (had been 95% for years 2000 and earlier). This required distribution is significantly less than the amounts actually distributed each year since 1993 when the Company elected REIT status.

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

The annual amount and the federal tax treatment of dividends paid on common shares were as follows:
	Total Paid	Current
	Per Common	Taxable	Non-Taxable
	Share	Dividends	Return of Capital

Year ended December 21, 2002	$0.8475	0%	100%
Year ended December 31, 2001	$0.8375	30%	70%
Year ended December 31, 2000	$0.8275	0%	100%

During the years ended December 31, 2002, 2001, and 2000, the Company paid dividends of $5.50 per preferred share. The 2002 preferred dividends were 95% taxable income and 5% return of capital, the 2001 preferred dividends were 100% taxable income and 0% return of capital, and the 2000 preferred dividends were 80% taxable income and 20% return of capital.

Net Income (Loss) Per Share

During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS 128, basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. Because no anti-dilution is permitted under SFAS 128, diluted and basic loss per common share are identical in each year ended December 31, 2002, 2001, and 2000.

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated approximately 56,000, 569,000, and 941,000, for the years ended December 31, 2002, 2001, and 2000, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for 2002, 2001, and 2000 would have included approximately 311,000 shares, 133,000 shares, and 16,000 shares, respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted under SFAS No. 128.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted the provisions of SFAS 144 during the third quarter of fiscal 2001 and applied its provisions to the sale of Carlisle Plaza Mall as further described in Note 14 to the Consolidated Financial Statements herein, and to the approved sale of Oak Ridge Mall to Crown Investments, as described in Note 18 to the Consolidated Financial Statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Under SFAS 145, gains and losses from early extinguishment of debt will be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Company expects that gains and losses related to debt transactions after SFAS 145 is adopted generally will be classified in income from continuing operations rather than as extraordinary items. In addition, the extraordinary losses from early debt extinguishments recorded by the Company in prior periods will be reclassified, when SFAS 145 is adopted, to income from continuing operations; prior period Funds from Operations will also be restated to include such losses. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and the Company will adopt SFAS 145 beginning January 1, 2003.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 beginning January 1, 2003 and believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

The Company adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued or modified after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, the Company will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. Adoption of FIN 45 will have no impact to the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of issued guarantees but is not expected to have a material impact to the Company. (See Note 5 to the Consolidated Financial Statements.)

FIN 46, "Consolidation of Variable Interest Entities," is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if the occur, or both. Where it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity, the Company must disclose the nature, purpose, size and activity of the variable interest entity and the Company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company does not believe that the adoption of FIN 46 will result in consolidation of any previously unconsolidated entities. The adoption of FIN 46 may result in additional disclosures which are not expected to be significant.

NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges, net of amortization, and other assets are summarized as follows (in thousands):
December 31, 2002		December 31, 2001
Deferred financing costs	$6,881	$7,414
Prepaid expenses and miscellaneous receivables	5,698	5,204
Furniture, fixtures, equipment, and other	6,946	6,969
	$19,525	$19,587

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization, at December 31, 2002, consists of approximately $3.1 million related to the $465 million mortgage debt refinancing with General Electric Capital Corporation ("GECC") in August 1998, approximately $1.9 million related to the GECC line of credit entered into in 1997 and the modifications and expansions thereto in 1999 and 2000, and $1.9 million for other debt. Amortization of deferred financing costs was $1.8 million, $1.8 million, and $2.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. Deferred financing costs written off as part of extraordinary losses on early extinguishment of debt were $0.2 million, $0.0 million, and $0.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. Deferred financing costs incurred and capitalized were $1.5 million, $0.1 million, and $2.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Deferred Operating Covenant Costs

During 1991 and 1992, approximately $27 million was paid to three anchor tenants with respect to leases at ten of the malls in order to obtain operating covenants (a covenant requiring the anchor, among other things, to maintain operations in certain of the Properties for the duration of the lease period) and to extend the terms of their leases. These costs were capitalized and were amortized over the life of the operating covenants with the amortization recorded as a reduction of minimum rent. Amortization was $2.6 million for the year ended December 31, 2000, and as of December 31, 2000, these deferred costs were fully amortized.

In addition, one of these tenants has exercised its option to require the Company to expand and renovate certain of the leased premises, at the Company's expense, and to reimburse the tenant for fixtures allowances, which together aggregated approximately $9.0 million. All of these costs had been incurred by 2000 and are capitalized in the consolidated financial statements and are being amortized over the expected lives of the assets.

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

NOTE 5 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties consisted of the following (in thousands):
December 31, 2002		December 31, 2001

GECC Mortgage Loan	$450,422	$457,195
Permanent loans	176,726	103,213
Secured lines of credit	124,028	150,028
	$751,176	$710,436

GECC Mortgage Loan

On August 28, 1998, the Company closed a $465 million 10-year mortgage loan with GECC. The gross proceeds from this loan (the "GECC Mortgage Loan") were primarily used to refinance the $280.6 million remaining balance of the Kidder Mortgage Loans, which were originated at the time of the Company's initial public offering, a $110.0 million interim mortgage, and a $30.0 million secured term loan. The GECC Mortgage Loan has a fixed stated interest rate of 7.43% and is secured by cross-collateralized mortgages on 15 of the malls owned by separate special purpose partnerships (see below). The loan provided for payment of interest only during the first two years and interest and principal amortization, based on 25 year amortization, during the last eight years. Crown Investments has guaranteed $250 million of the GECC Mortgage Loan.

Permanent Loans

At December 31, 2002, permanent loans consisted of seven loans secured by seven properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $27.6 million mortgage loan secured by Schuylkill Mall due December 2008 with a fixed interest rate of 7.25%, (2) a $13.7 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%, (3) a $13.6 million mortgage loan secured by Oak Ridge Mall due July 2005 with a variable interest rate of LIBOR plus 2.00% (as described in Note 18 to the Consolidated Financial Statements, Oak Ridge Mall was approved for sale to Crown Investments, and this loan will be fully paid-off by the Company when sold), (4) a $53.3 million mortgage loan secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (5) a $1.5 million Urban Development Action Grant ("UDAG") loan secured by the Company's headquarters office building due October 2006 with 0% interest, (6) a $37.0 million mortgage loan secured by Valley View Mall due October 2009 with a fixed interest rate of 6.15%, and (7) a $30.0 million mortgage loan secured by Wiregrass Commons Mall due November 2005 (excludes two one-year extensions that may be available) with a variable interest rate of LIBOR plus 2.0%. All the loans except the loans on Capital City Mall, Valley View Mall, and Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership.

The proceeds from the $53.3 million loan on Capital City Mall, which closed in January 2002, were used to repay $42.5 million on the former mortgage loan (included a $4.1 prepayment penalty) and $1.7 million of loan closing costs and various loan reserves. The $4.1 million prepayment penalty together with $0.2 million of unamortized deferred financing costs on the previous loan were recorded as an extraordinary loss in the Company's Consolidated Statement of Operations.

On November 7, 2002, the Company and its lender executed agreements to extend and modify the terms of its mortgage loan on Schuylkill Mall, Frackville, PA. Under the previous terms, the loan bore interest at a fixed rate of 8.375%, the annual debt service payment was $3.62 million, and the loan matured on December 1, 2004. The new terms, effective November 1, 2002, include interest at a fixed rate of 7.25%, annual debt service of $3.32 million and a maturity date of December 1, 2008. In connection with this extension and modification of terms, the Company made a cash payment of $5.0 million to reduce the principal balance from $32.9 million to $27.9 million. The loan was and remains fully guaranteed by the Operating Partnership.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former maximum amount of $150 million to $175 million due to the addition of Washington Crown Center to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the six properties; at December 31, 2002, total borrowing capacity was approximately $155.3 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility currently is prepayable, subject to an exit fee of approximately $0.8 million, which has been accrued in deferred financing costs and is being amortized over the loan term. Borrowings under this credit facility totaled $124.0 million at December 31, 2002.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on Pasquerilla Plaza, the Company's headquarters office building, bearing interest at LIBOR plus 2.25%. The maturity date on this line has been extended to April 30, 2004. There were no borrowings outstanding under this line as of December 31, 2002.

Covenants and Restrictions

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the year ended December 31, 2002 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance carriers provided no further rating downgrades occur. In September 2002, the major insurance carrier for general liability coverage was replaced with an insurance company that exceeded the minimum credit ratings as required in the loan documents. In October 2002, two rating agencies further down-graded the remaining insurance carrier and, as of November 12, 2002, all lenders had approved the continued use of this insurance carrier until the April 2003 (property) and September 2003 (workers' compensation, automobile and excess liability) policy renewal dates. Following an expansive marketing effort, management made the decision to renew property coverage with the existing carrier and as of March 3, 2003, all lenders had approved the continuation of property insurance coverage with the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal period in April 2004. The Company has not yet determined what insurance company to use for workers' compensation, automobile and excess liability coverage when those policies renew in September 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in September 2003 (workers' compensation, automobile and excess liability) and April 2004 (property). While management believes that it would be able to replace the downgraded insurance company as part of the normal renewal cycles in September 2003 and April 2004, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Twenty-one of the Company's malls are owned or ground leased by special purpose consolidated subsidiaries of the Company. The sole business purpose of the special purpose subsidiaries, as an ongoing covenant under the related loan agreements, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these special purpose subsidiaries are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made are available for the general use of the Company.

Interest Rates and Swap Agreements

The GECC Mortgage Loan and five of the permanent loans with an aggregate principal balance of $618.5 million at December 31, 2002 have fixed interest rates ranging from 6.15% to 7.61% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at December 31, 2002 and 2001 was 7.42% and 7.56%, respectively. The weighted average interest rate during the years ended December 31, 2002, 2001, and 2000 was 7.52%, 7.60%, and 7.61%, respectively. All of the remaining loans with an aggregate principal balance of $132.6 million at December 31, 2002 have variable interest rates based on spreads ranging from 2.00% to 2.25% above 30 day LIBOR. The weighted average interest rate on the variable rate debt at December 31, 2002, 2001, and 2000 was 3.59%, 4.18%, and 8.81%, respectively. The weighted average interest rate on the variable rate debt during the years ended December 31, 2002, 2001, and 2000 was 3.94%, 6.39%, and 9.02%, respectively. For purposes of determining the amounts of fixed and variable rate debt and the related interest rate disclosures, the $35.0 million of variable rate debt that was in effect converted to fixed rate debt by the interest rate swaps described in the following paragraph was considered to be fixed rate debt for the periods of time the swap agreements were in effect.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expired on February 1, 2003. The Company had designated this transaction as a cash flow hedge of a floating-rate liability and applied the guidance set forth in Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" to the swap agreements. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. As of December 31, 2002, there was a cumulative mark to market loss on the swap agreements of $0.1 million which has been reflected in accounts payable and other liabilities, and in accumulated other comprehensive loss.

Debt Maturities

As of December 31, 2002, the scheduled principal payments on all debt are as follows (in thousands).
Year Ending
December 31,
2003	$10,492
2004	135,847
2005	52,831
2006	12,546
2007	13,193
Thereafter	526,267
$751,176

NOTE 6 - PREFERRED SHARE OFFERING AND TREASURY SHARES

The Company completed an offering of 2,500,000 11.00% non-convertible senior preferred shares on July 3, 1997. The initial offering price was $50.00 per share. The preferred shares are non-callable by the Company until July 31, 2007. On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below:
Redemption Price
Redemption Period	Per Share

July 31, 2007 through July 30, 2009	$52.50
July 31, 2009 through July 30, 2010	$51.50
On or after July 31, 2010	$50.00

The net proceeds from the offering were $118.7 million after underwriter's commission and other offering expenses. The net proceeds were contributed by the Company to the Operating Partnership in exchange for 2,500,000 preferred Partnership Units. The terms of the preferred partnership units generally parallel those of the Company's preferred shares as to distributions and redemption rights. In turn, the Operating Partnership used the proceeds received from the Company primarily to repay $58.3 million of debt, to repurchase $12.2 million of common shares held in treasury under a common share repurchase program approved by the Board of Trustees, and to acquire Valley Mall for $32.0 million in November 1997.

As stipulated in the Prospectus Supplement, additional dividends shall be paid quarterly to the holders of the preferred shares if the Company's total debt (as defined) exceeds the product of 6.50 times EBITDA, as defined, (the "Leverage Ratio") without the consent of the holders of at least 50% of the preferred shares outstanding at the time. The Leverage Ratio was 5.91 to 1 as of December 31, 2002. If required to be paid, additional dividends will be for an amount per preferred share equal to 0.25% of the Preferred Liquidation Preference Amount (defined below) on an annualized basis for the first quarter with respect to which an additional dividend is due. For each quarter thereafter that the Company continues to exceed the permitted Leverage Ratio, the additional dividend will increase by an amount per preferred share equal to an additional 0.25% of the Preferred Liquidation Preference Amount on an annualized basis. However, the maximum total dividend on the preferred shares, including any additional dividends, will not at any time exceed 13.00% of the Preferred Liquidation Preference Amount per annum. The Preferred Liquidation Preference Amount is equal to the sum of $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon (including any additional dividends) and whether or not earned or declared to the date of payment.

From time to time the Company's Board of Trustees has authorized the Company to make open market purchases of the Company's common and preferred shares. During 1998 and 1997, the Company repurchased 1,534,398 common shares for an aggregate purchase price of $14.7 million, and during 2000, 25,000 preferred shares were repurchased for an aggregate purchase price of $0.9 million. The Company currently has outstanding 2,475,000 preferred shares. All repurchased shares are currently held as treasury shares. Additional repurchases of common and preferred shares will require approval by the Board. In connection with such repurchases, the Operating Partnership redeemed from the Company an equivalent number of common and preferred partnership units for the equivalent repurchase costs, thus maintaining a 1.0 to 1.0 relationship between the number of the Company's outstanding common and preferred shares of beneficial interest and the number of common and preferred Partnership Units in the Operating Partnership that are owned by the Company.

NOTE 7 - LEASING ACTIVITIES

The Company is primarily a lessor of shopping malls and the concentration of tenants are in the retail industry. Leases are generally noncancelable and expire on various dates through approximately the year 2021. The future minimum lease payments to be received under existing leases as of December 31, 2002, are as follows (in thousands):
Year Ending
December 31,
2003	$117,209
2004	107,465
2005	97,075
2006	82,008
2007	67,786
Thereafter	211,395
$682,938

The future minimum lease payments above do not include payments from tenants which are due based upon a percentage of their gross sales or payments for the tenants' share of common area maintenance costs and real estate taxes.

Total direct costs incurred by the Company to obtain leases, which are deferred and amortized over the life of the lease, are as follows (in thousands):
	Beginning				Ending
Year Ended	Balance, Net	Additions	Amortization	Other	Balance, Net

December 31, 2002	$14,026	$1,722	$3,602	$618	$12,764
December 31, 2001	14,747	2,731	3,452	-	14,026
December 31, 2000	15,488	2,646	3,245	(142)	14,747

NOTE 8 - RELATED PARTY TRANSACTIONS

Crown Rights

Pursuant to the Operating Partnership Agreement, Crown Investments, and its subsidiary, Crown American Investment Company, have certain rights (the "Crown Rights"), which enable them to require the Operating Partnership to redeem part or all of their common partnership units for a price equal to the equivalent value of the common shares of the Company (on a one-for-one basis). Crown Investments currently owns 8,169,939 common partnership units and Crown American Investment Company owns 1,786,459 common partnership units. The obligation to redeem these common partnership units may be assumed by the Company in exchange for, at the Company's election, either common shares (on a one-for-one basis) or the cash equivalent thereof, provided that the Company may not pay for such redemption with common shares to the extent that it would result in Crown Investments and its affiliates beneficially or constructively owning more than 16.0% of the outstanding common shares. Crown Investments and its affiliates may require the Company to assume the obligation to pay for such redemption with common shares to the extent that Crown Investments and its affiliates own less than 16.0% of the outstanding common shares. Crown Investments and its subsidiary have pledged substantially all their partnership units (the "Pledged Units") as collateral for two loans made by unrelated third parties. In June 1995 and in August 1999 the Company filed Registration Statements on Form S-3 with the Securities and Exchange Commission relating to the Pledged Units. If at the time of any such permitted exchange the Registration Statement is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Management Agreements

The Company managed certain retail properties for Crown Associates and its affiliate pursuant to a management agreement. For its services, the Company receives management and leasing fees which amounted to $0 million, $0.02 million, and $0.04 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

In addition, Crown Investments, Crown Associates, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.1 million, $0.1 million, and $0.4 million, for the years ended December 31, 2002, 2001, and 2000, respectively, and are included in miscellaneous income.

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

The Support Agreement provides that Crown Investments will guarantee, on a quarterly basis, up to an aggregate maximum of $1.0 million per quarter, that each of these four malls will generate a stipulated amount of base rents. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. The 1997 amendment provided that the quarterly support amounts after 1997 shall be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with an initial fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement will terminate as to a mall when the aggregate base rents at such mall achieve the stipulated amount over four consecutive quarters (as determined by the independent trustees of the Company). Crown Investments' support obligation ceased for Mt. Berry Square (Rome, GA) at the end of the second quarter 2001. Crown Investments is currently required to make cash flow support payments with respect to three malls. As described in Note 18 to the Consolidated Financial Statements, the Support Agreement will be amended significantly in connection with the approved sale of Oak Ridge Mall.

Total cash flow support earned by the Company was $3.1 million, $3.1 million, and $2.9 million, for the years ended December 31, 2002, 2001, and 2000, respectively. Earned support payments and funded tenant improvements under the Support Agreement are accounted for as capital contributions made by the minority owner in the Operating Partnership. The Company had a receivable of $0.8 million from Crown Investments at December 31, 2002 related to the Support Agreement.

Crown Associates Lease at Pasquerilla Plaza

Approximately 14,600 square feet of Pasquerilla Plaza is leased to Crown Associates and an affiliate for annual base rent of approximately $0.28 million. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease with Crown Associates ends July 31, 2008. The lease with the affiliate ends March 31, 2009, but the affiliate has the right to cancel the lease at the end of March 31, 2004. Total rent earned by the Company for the years ended December 31, 2002, 2001, and 2000 was $0.29 million for each year.

Amounts due to or from Crown Associates and Crown Investments

In addition to the above items, the Company allocates a portion of the costs related to its administration, communications, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.7 million for each of the years ended December 31, 2002, 2001, and 2000, respectively. Conversely, Crown Associates and its affiliates charge the Company for use of their hotel and dining services. Such costs totaled $0.2 million for each of the years ending December 31, 2002, 2001, and 2000. There were no amounts due to or from Crown Associates and Crown Holding at December 31, 2002 as a result of the above transactions.

Other Related Party Transactions

The Company has a $6.0 million line of credit with Ameriserv Financial, Inc., a Johnstown, Pennsylvania bank. Mark E. Pasquerilla, the Company's Chairman, CEO and President owns stock in Ameriserv and serves on its Board of Directors and its Executive Committee. The line of credit is secured by a mortgage on Pasquerilla Plaza, the Company's headquarters office building. The Company believes that the interest rate on the line (LIBOR plus 2.25%) and all other provisions relating to the line of credit represent the current market for such loan transactions. There were no borrowings outstanding under this line as of December 31, 2002.

As described in Note 18 to the Consolidated Financial Statements, Oak Ridge Mall was approved for sale to Crown Investments.

NOTE 9 - LEASES

The Company is the lessee under third-party ground leases for Shenango Valley Mall, Crossroads Mall, and Wiregrass Commons Mall and is the lessee under two third-party ground leases for Uniontown Mall. Crossroads Mall and Wiregrass Commons Mall are owned partially in fee and partially under a third-party leasehold. The Shenango Valley Mall lease expires on July 24, 2017. The Crossroads lease expires in October, 2027 with a 49 year option period. The lease for Wiregrass Commons Mall expires in May 31, 2044. One lease for Uniontown Mall expires on March 30, 2038 with up to seven five-year renewal options and the other lease expires on April 30, 2039 with up to four five-year renewal options. All five leases require fixed annual payments. Fixed rental expense related to these leases for the years ended December 31, 2002, 2001, and 2000 was $0.19 million, $0.17 million, and $0.23 million, respectively. Future minimum lease payments on these leases are $0.25 million for 2003, $0.26 million for each of the years 2004 through 2007, and $10.0 million for all years thereafter.

Under the Uniontown and Shenango Mall leases additional rents are paid based on mall tenant percentage rents. These additional rents were $0.10 million for each of the years ended December 31, 2002, 2001, and 2000, respectively.

Capital and Operating Leases

Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. Capital lease obligations amounted to $3.0 million and $2.6 million at December 31, 2002 and 2001, respectively, and are included in accounts payable and other liabilities.

In addition to the capital leases mentioned above, the Company has numerous operating leases for various computer, office, and mall equipment. Total amounts expensed for operating leases were $2.7 million, $2.7 million, and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 10 - RETIREMENT SAVINGS, SHARE INCENTIVE AND EXECUTIVE INCENTIVE PLANS

Retirement Savings Plan and Savings Restoration Plan

The Crown American Realty Trust Retirement Savings Plan (the "Retirement Savings Plan") was established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed at least one year of service, working 1,000 hours per year, and have attained age 21 are eligible to participate in the Retirement Savings Plan.

A percentage of each eligible employee's base pay (the "Supplemental Employer Contribution") is contributed to the Retirement Savings Plan on behalf of each eligible employee. The Supplemental Employer Contribution is 2% of base pay if the employee is under 35 years of age, 3% if 35 to 49 years of age, and 5% if 50 years of age or older. In addition, employees may elect to contribute between 1% and (subject to certain restrictions) 15%. Employee contributions are matched (the "Matching Contribution") by the Company up to 50% of the first 3% of the participant's compensation.

The receipt of benefits attributable to the Matching Contribution and Supplemental Employer Contribution is subject to the vesting and forfeiture provisions of the Retirement Savings Plan. Supplemental Employer Contributions become 100% vested after five years of service is credited to the employee. Matching Contributions become vested 20% after two years of service and an additional 20% becomes vested per year thereafter. Other amounts are fully vested at all times. All amounts not vested ("forfeitures") are retained by the Company. Total plan costs for the years ended December 31, 2002, 2001, and 2000 were $0.67 million, $0.40 million, and $0.58 million, respectively.

In 2002, the Company amended its Retirement Savings Plan to include the changes brought about by the Economic Growth and Tax Relief Reconciliation Act which, among other provisions, provided for increased retirement plan contribution limits and catch-up contributions for employees of age 50 and above.

In late 1996 the Company adopted The Savings Restoration Plan which is designed to allow eligible employees to defer current compensation in amounts that exceed the limits that can be deferred under The Retirement Savings Plan. The plan became effective January 1, 1997, and $0.08 million, $0.06 million, and $0.09 million was deferred in 2002, 2001, and 2000, respectively, under the plan. Amounts deferred are charged to expense in the current period; accordingly, all compensation expense under the above plans is being fully recognized as it is earned.

Share Incentive Plans

Prior to the initial public offering, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"), and the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan"). Under the Employee Option Plan, options to purchase a total of 2,200,000 common partnership units ("Units") of the Operating Partnership are currently available for grant to officers and employees. The partnership units can be converted to common shares on a one-to-one basis. The Company's Chairman and CEO currently does not participate in any share incentive plan. Under the Employee Option Plan, options are to be granted at not less than the market value of the common shares on the date of grant.

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

In January 2003, certain Employee Option Agreements aggregating 108,000 options were amended by extending the January 3, 2003 expiration date to January 3, 2004. This amendment constituted a new measurement date, and the related compensation expense of $0.1 million will be recorded in January 2003.

Option transactions under the Employee Option Plan and Trustee's Option Plan are as follows:
	Year Ended December 31,
	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Units	Price	Units	Price	Units	Price
Employee Option Plan:

Options outstanding, beginning
of period	1,243,595	$7.04	1,208,595	$7.00	968,095	$8.12
Granted	109,000	8.16	111,000	7.51	532,500	5.48
Canceled	(2,000)	8.09	(76,000)	7.03	(292,000)	7.96
Exercised	(13,930)	7.62	-	-	-	-
Options outstanding, end of period	1,336,665	$7.12	1,243,595	$7.04	1,208,595	$7.00

Range of option exercise prices	$5.19 to 9.94		$5.19 to 9.25		$5.19 to 9.25
Weighted average fair value of options granted during the year
(per option)	$0.41		$0.59		$0.09
Weighted average contractual life
at end of period (in years)	4.3		5.3		6.1
Options exercisable at period end	819,765		501,195		368,076
Total compensation expense
recognized during the period	$0		$0		$0

Trustees' Option Plan:

Options outstanding, beginning
of period	100,000	$7.17	81,000	$7.01	62,000	$7.58
Granted	20,000	9.20	20,000	7.80	20,000	5.31
Expired/Canceled	-	-	(1,000)	7.50	(1,000)	7.87
Exercised	-	-	-	-	-	-
Options outstanding, end of period	120,000	$7.51	100,000	$7.17	81,000	$7.01

Range of option exercise prices	$5.31 to 9.94		$5.31 to 9.94		$5.31 to 9.94
Weighted average fair value of options
granted during the year (per option)	$0.47		$0.82		$0.13
Weighted average contractual life
at end of period (in years)	2.67		3.03		3.50
Options exercisable at period end	120,000		100,000		81,000
Total compensation expense
recognized during the period	$0		$0		$0

The Trustees' Option Plan was amended and restated effective as of December 30, 1997 and further amended on February 5, 2003. As amended, options to purchase a total of 150,000 common shares of beneficial interest of the Company are available to non-employee Trustees. Each non-employee Trustee automatically is granted on the last business day of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares at the date of grant. The amended Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares at the date of grant upon the appointment or election of each new non-employee Trustee to the Board. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant. Options under the Trustees' Option Plan expire five years from the date of grant. In December 2002 certain Trustee Option Agreements aggregating 20,000 options were amended by extending their December 31, 2002 and April 29, 2003 expiration dates to December 31, 2003. This amendment constituted a new measurement date, and the related compensation expense was approximately $4,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 10.38%, 11.32%, and 14.67%; expected volatility of 21%, 31%, and 23%; risk-free interest rates of 4.3%, 5.2%, and 6.4% for Employee options and 2.7%, 5.1%, and 5.1% for Trustee options; and expected lives of 5.0 years, 8.5 years, and 9.0 years, for Employee options and 5.0 years for all Trustee options.

The Company measures compensation expense in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, at the time the options are granted no compensation cost was recognized in the accompanying Consolidated Financial Statements. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income for the year ended December 31, 2002 would have been reduced by approximately $.08 million or $.003 per share. For the years ended December 31, 2001 and 2000, the Company's net income would have been (reduced by) increased by ($0.03) million and $0.04 million, respectively, or $(0.001) and $0.002 per share, respectively.

Executive Incentive Plan

Twelve of the Company's executives were eligible for an incentive award in 2002, 2001, and 2000 under the Executive Incentive Plan, which was adopted in 1993. Employees have the option of either receiving this incentive award in cash or deferring all or part of the award into a trust account maintained at a local bank. All amounts deferred are fully funded by the Company. The assets in the Trust are shown on the Company's balance sheet in Deferred Charges and Other Assets; the obligation to the employees is reflected on the Company's balance sheet in Accounts Payable and Other Liabilities. The incentives earned under the Executive Incentive Plan are based on a percentage of the excess of actual performance of the Company's Funds from Operations ("FFO") and other performance metrics over specific target levels determined at the beginning of the year. The aggregate amounts payable under the Plan are allocated to participating executives based on annual salary levels and performance during the year and are charged to expense in the year such incentives are earned. Amounts expensed under the Plan aggregated $0.8 million, $0.6 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively; such amounts are typically paid by the Company in the early part of the following year.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND MARKET RISKS

Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments", requires disclosures about fair value for all financial instruments. At December 31, 2002, the carrying amount of the Company's $618.5 million of fixed rate debt had an estimated fair value of $667.9 million. The remaining $132.6 million of debt is at floating interest rates which approximate current rates available to the Company for such debt, and accordingly the fair value of such floating rate debt approximates the current carrying amount.

At December 31, 2001, the fair value of the Company's $605.7 million of fixed rate debt has an estimated fair value of $619.9 million. The remaining $115.0 million of debt at December 31, 2001 was at floating rates which approximated current rates then available to the Company, and accordingly the fair value of such floating rate debt approximated the carrying amount at that date.

Accounts receivable and accounts payable carrying amounts approximate the fair value of accounts receivable and accounts payable balances, respectively, at both December 31, 2002 and 2001.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's historical claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at December 31, 2002, 2001 and 2000 was $5.4 million, $4.7 million, and $4.3 million, respectively, and is included in Accounts Payable and Other Liabilities.

The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company is not aware of any environmental condition which the Company believes would have a material adverse effect on the Company's business, assets or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties have not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, tenants or occupants.

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

Commitments

The Company has various purchase commitments in the normal course of business. The Company also has commitments under signed leases with tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $2.8 million as of December 31, 2002, and are recorded in accounts payable and other liabilities.

NOTE 13 - MALL ACQUISITIONS, EXPANSIONS AND MANAGEMENT CONTRACTS

In late September 2002, the Company completed the acquisition of Valley View Mall, an enclosed regional shopping mall, located in La Crosse, Wisconsin, from The Equitable Life Assurance Society of the United States. Valley View Mall comprises 586,000 square feet of gross leasable area ("GLA"), which includes 37,000 square feet of GLA in a detached strip center. The mall is anchored by Sears, JC Penney, Marshall Fields and Herberger's. The stores occupied by Sears, Marshall Fields and Herberger's, aggregating 256,000 square feet of GLA, together with related parking areas are owned by their anchor occupants. The purchase price, excluding closing costs and expenses, was $49.92 million and was financed by a $37.0 million seven-year fixed rate mortgage loan bearing interest at 6.15%, with the balance funded from the Company's line of credit with GECC. As described in Note 15, in June 2002, the Company raised $47.2 million net proceeds from a common share secondary offering and used those proceeds initially to pay down its line of credit with GECC with the intent of later re-borrowing from the line of credit for acquisitions or for other general corporate purposes.

On November 19, 2002, the Company completed the acquisition of Wiregrass Commons Mall, an enclosed regional shopping mall, located in Dothan, Alabama from Metropolitan Life Insurance Company. The mall comprises 633,000 square feet of GLA, of which approximately 230,000 square feet of mall shop space is owned GLA with the remaining GLA, together with related parking areas, owned by their anchor occupants. The mall is anchored by Dillard's, JC Penney, McRae's and Parisian. The purchase price also includes approximately 60 acres of vacant land some of which can be used for expansion or outparcel development or sale. The purchase price, excluding closing costs and expenses, was $40.25 million and was financed by a $30.0 million floating rate mortgage loan bearing interest at LIBOR plus 2.00% with the balance funded from cash and borrowings from the Company's line of credit with GECC.

During 2000, the Company completed construction of an expansion and redevelopment of Washington Crown Center in Washington, Pennsylvania and an expansion at Valley Mall in Hagerstown, Maryland. The total cost of the two projects, including capitalized construction department costs, interest, and tenant allowances, approximated $33 million and $35 million, respectively. The Washington Crown Center expansion was largely financed under a bank construction loan that was refinanced in December 2000 when this mall was added to GECC line of credit. The Valley Mall expansion was largely financed under the line of credit with GECC as further described in Note 5 to the Consolidated Financial Statements.

In October 2001, the Company entered into a two-year contract to manage and lease Laurel Mall located in Laurel, Maryland, which is owned by an unrelated third party. Total management and leasing fees earned by the Company in 2002 were approximately $0.4 million. In connection with this management contract, the Company issued to the mall owner a warrant to purchase up to 100,000 common shares of the Company at an exercise price of $9.00 per share. The holder shall be entitled to purchase the warrant shares only if the Company is retained as the property manager for at least two years or if the Company resigns or is terminated for cause. The warrant shall expire and shall no longer be exercisable five business days after December 31, 2006. In the event of the Company's termination, the warrant must be exercised within 30 days of such termination.

NOTE 14 - MALL DISPOSITION

Carlisle Plaza Mall, an enclosed shopping mall with a small adjacent strip center aggregating 342,000 square feet of gross leaseable area located in Carlisle, PA, had been under a contract of sale. During the third quarter of 2002, the buyer, Carlisle Realty Partners L.P., an unrelated third party, made sufficient progress in completing its due diligence and other matters such that this asset became classified as held for sale as of September 30, 2002. Carlisle Plaza Mall was sold on October 29, 2002 for $5.8 million, less $0.4 million in closing costs and expenses, resulting in a gain on sale of approximately $0.4 million after sale costs and expenses, which was recorded in the fourth quarter. A mortgage loan of approximately $6.0 million was paid off as a part of the sale of this asset, and $0.8 million of Industrial Development bonds related to Carlisle Plaza Mall were paid off in December 2002. An extraordinary loss on the early extinguishment of debt of approximately $0.08 million was recorded in the fourth quarter which is included in the loss from discontinued operations. As required by Statement of Financial Accounting Standards ("SFAS") No. 144, the operating results of Carlisle Plaza Mall have been shown in the accompanying statements as discontinued operations, and all prior periods have been reclassified.

The following represents certain condensed financial statement information on Carlisle Plaza Mall for the applicable periods presented in the financial statements (thousands of dollars):
	Year ended December 31,
	2002	2001	2000

Total revenues	$1,634	$2,006	$2,134
Operating (loss)	$(142)	$(190)	$(157)

	December 31,
	2002	2001

Total assets (net)	$-	$5,456
Total liabilities	$-	$10,490

NOTE 15 - COMMON SHARE OFFERING

On June 7, 2002, the Company completed a public offering of 5,000,000 of its common shares of beneficial interest, par value $0.01, at a public offering price of $8.75 per share. On June 20, 2002, the Company sold another 750,000 common shares at $8.75 per share with respect to the underwriters' over-allotment options.

The net proceeds to the Company (after deducting underwriting discounts and offering expenses) was approximately $47.2 million. The proceeds of the offering were used to pay down the Company's line of credit with GECC. Approximately $17.5 million was subsequently re-borrowed from the line of credit to supplement the purchase price in connection with the Company's acquisition of the Valley View Mall in September 2002 and Wiregrass Commons Mall in November 2002. (See Note 13 to the Consolidated Financial Statements.)

NOTE 16 - SHAREHOLDER RIGHTS PLAN

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

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly unaudited financial data for 2002 and 2001 is shown below (in thousands, except per share data):
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:

Revenues	$45,501	$44,824	$45,303	$53,796
Operating income before interest,
asset sales and adjustments, and
extraordinary items	16,340	16,522	15,409	20,097
Extraordinary (losses)	(4,314)	-	-	-
Income (loss) before minority interest
in Operating Partnership	(783)	3,522	2,764	7,563
Net (loss) income allocated to common shares	$(5,641)	$(1,182)	$(1,993)	$2,918
Net (loss) income per share:
Basic	$(0.22)	$(0.04)	$(0.05)	$0.11
Diluted	$(0.22)	$(0.04)	$(0.05)	$0.11

Year ended December 31, 2001:

Revenues	$46,138	$43,847	$43,586	$49,309
Operating income before interest,
asset sales and adjustments, and
extraordinary items	15,450	13,856	15,388	19,329
Income before minority interest in
Operating Partnership	1,668	305	1,877	6,355
Net (loss) income allocated to common shares	$(3,050)	$(4,239)	$(2,891)	$1,773
Net (loss) income per share:
Basic	$(0.12)	$(0.16)	$(0.11)	$0.07
Diluted	$(0.12)	$(0.16)	$(0.11)	$0.07

Quarterly amounts have been reclassified to present the results of Carlisle Plaza Mall, which was sold in October 2002, as discontinued operations - held for sale.

Earnings per share amounts for each quarter are required to be computed independently, and therefore, may not equal the amount computed for the year.

NOTE 18 - SUBSEQUENT EVENT - APPROVAL OF SALE OF OAK RIDGE MALL

Oak Ridge Mall ("Oak Ridge"), located in Oak Ridge, Tennessee, was classified as held for operating purposes at December 31, 2002 under SFAS 144. Oak Ridge had an aggregate net real estate carrying value of $25.2 million and debt of $13.6 million as of December 31, 2002. In March 2003, Oak Ridge was classified as held for sale and is expected to be sold on or about March 31, 2003 to Crown Investments, a related party, as described further below.

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge, to an unrelated third party. The independent members of the Board of Trustees ("Independent Trustees") concurrently approved an amendment of the Support Agreement (see Note 8 to the Consolidated Financial Statements) regarding the cash flow support obligations of Crown Investments with respect to Oak Ridge. However, the effectiveness of this proposed amendment was expressly conditioned upon the completion of the sale. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge to Crown Investments for estimated fair value of $11.4 million, which is expected to close on or about March 31, 2003. The $11.4 million purchase price will be satisfied through issuance of a promissory note by Crown Investments; such promissory note will be distributed in a nonliquidating distribution to Crown American Investment Company ("CAIC"), and effectively reduce CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the approved sale, the Company will pay off the approximate current $13.4 million mortgage loan balance on Oak Ridge and will also assign to Crown Investments the existing agreement of sale with the third party, as amended. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

The sale of Oak Ridge will result in a loss on sale for financial reporting purposes of approximately $13.7 million which will be recorded by the Company in the first quarter of 2003. The reduction in the minority partner's percentage ownership interest, valued at $11.4 million, will be recorded in shareholders' equity in the consolidated balance sheet.

In connection with the foregoing, the Independent Trustees also approved amendments to the Support Agreement and to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, both to be effective when Oak Ridge is sold to Crown Investments. The amendment to the Support Agreement will release Oak Ridge from Crown Investments' future obligations under the Support Agreement and will reduce the maximum quarterly amount of support payments for the remaining two properties in the Agreement from $1,000,000 to $300,000. Approximately 81% of the $3.1 million in cash flow support for the year ended December 31, 2002 related to Oak Ridge. The amendment to the Limited Partnership Agreement will provide for a special allocation of 100 percent of the net tax loss from the sale of Oak Ridge to Crown Investments to the extent of Crown Investments' obligation under the Support Agreement related to Oak Ridge; the remaining tax loss from the sale will be allocated to the partners in accordance with their ownership interests. It is expected that the tax loss should result in a significant portion of the Company's common dividends that may be paid in 2003 being treated as non-taxable return of capital.

As a result of these amendments, Crown Investments' percentage ownership interest in the Operating Partnership will be reduced by an amount equivalent to 2,600,000 common partnership units. The minority partner's reduction in its ownership interest would have a value of approximately $25.6 million, based on the recent closing price of the Company's common shares. Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to the date of sale, estimated at approximately $0.67 million, will be paid by Crown Investments to the Operating Partnership, and the Operating Partnership will make a cash distribution to Crown Investments with respect to the 2,600,000 units for the quarter ended March 31, 2003 equal to $0.56 million. As the minority partner, Crown Investments' obligations to make payments to the Operating Partnership under the Support Agreement have been contingent on the future performance of the subject properties and accordingly have been recorded in the Company's consolidated financial statements as earned.

The Company's 32,071,965 outstanding common partnership units as of March 28, 2003, will remain unchanged as a result of the above transactions. However, the common percentage ownership interests of the partners in the Operating Partnership will change, as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	76.31%	83.81%
Limited Minority Partners:
Crown Investments Trust	19.44	14.55
Crown American Investment Company	4.25	1.64
Totals	100.00%	100.00%

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on Form 8-K dated May 17, 2002, the Company dismissed Arthur Andersen LLP as its independent auditors and appointed Ernst & Young LLP as its independent auditors on May 14, 2002.

PART III

Items 10 through 13.

In accordance with the provisions of General Instruction G (3) to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I hereof) because the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statement by paragraphs (k) and (l) of Item 402 of Regulation S-K.

PART IV

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:
(a)	(1)	Financial Statements	Page No.
Report of Independent Auditors	38

Consolidated Statements of Operations of Crown American Realty Trust	39
for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets of Crown American Realty Trust as of	40
December 31, 2002 and 2001

Consolidated Statements of Cash Flows of Crown American Realty Trust	41
For the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders' Equity of Crown American	42
Realty Trust for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements	43 - 63
(2)	Financial Statement Schedules
Schedule II- Valuation and Qualifying Accounts and Reserves	71
Schedule III - Consolidated Real Estate and Accumulated Depreciation	72-73
(b)	Reports on Form 8-K

During the quarter ended December 31, 2002, the Company filed the following current reports on Form 8-K with the Securities and Exchange Commission:

    On October 28, 2002, the Company filed a report on Form 8-K dated October 28, 2002 to furnish information required under Item 9 - Regulation FD Disclosure relating to its Third Quarter 2002 Results and Supplemental Financial and Operational Information Package. The text of the Supplemental Financial and Operational Information Package was included in the report.

    On December 2, 2002, the Company filed a report on Form 8-K dated November 19, 2002 to report information required under Item 2 - Acquisitions and Dispositions relating to its acquisition of the Valley View Mall on September 23, 2002 and Wiregrass Commons Mall on November 19, 2002. The Company also filed copies of the agreements and press releases related to the acquisitions as exhibits under Item 7.

    On December 4, 2002, the Company filed a report on Form 8-K dated December 4, 2002 to furnish information required under Item 9 - Regulation FD Disclosure, relating to a presentation made by Company management on December 4, 2002 at an Investor Conference held by Friedman, Billings and Ramsey in New York, New York. A copy of the text of the presentation was included.

    On January 30, 2003 the Company filed an amendment to current report on Form 8-K dated November 19, 2002 and filed on December 2, 2002 to file financial statements and pro forma financial information required by Item 7 with respect to the acquisitions of Valley View Mall on September 23, 2002 and Wiregrass Commons Mall on November 19, 2002.
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
(h) Crown American WL Associates, L.P., as amended (g)
(i) Crown American Acquisition Associates I, L.P. (f)
(j) Crown American Lewistown Associates, L.P. (g)
(k) Crown American Acquisition Associates II, L.P. (g)
(l) Crown American Crossroads LLC (g)
(m) Washington Crown Center Associates, L.P. (g)
(n) Crown American Capital City Associates, L.P. (n)
(o) Crown American Valley View Associates, L.P. (n)
10.6	Key Executive Bonus Incentive Plan. (c) #
10.6 (a)	Amended and Restated Key Executive Capital Incentive Plan dated July 25, 2000. (i) #
10.7	Retirement Savings Plan. (c) #
10.8	Sample Indemnification Agreement between the Company and its Trustees and officers (together with a schedule identifying the other agreements not being filed and material differences therein). (b)
10.9	Permanent Loan Agreement between Crown American Financing, L.P. and Crown American W L Associates, L.P. and General Electric Capital Corporation. (g)
10.10	Amended and Restated Credit Agreement with General Electric Capital Corporation September 8, 1999. (h)
10.10 (a)	Second Amended and Restated Credit Agreement with General Electric Capital Corporation dated December 4, 2000. (i)
10.11	Amended and Restated Cash Flow Support Agreement, dated May 9, 1994 (a)
10.11(a)	Amendment dated December 3, 1997, to the Amended and Restated Cash Flow Support Agreement dated May 9, 1994. (f)
10.11 (b)	Second Amendment to the Amended and Restated Cash Flow Support Agreement, dated May 17, 2002 (m)
10.12	1993 Crown American Realty Option Plan. (c) #
10.13	Amended and Restated Crown American Realty Trustees' Option Plan, as of December 30, 1997. (f) #
10.14	Sample Option Agreement for Employees (together with a schedule identifying the other agreements not being filed and material differences therein). (b) #
10.14 (a)	Amended Sample Option Agreement for Employees. (j)
10.15	Sample Option Agreement for Trustees (together with a schedule identifying the other agreements not being filed and material differences therein). (b)#
10.16	Not used
10.17	Registration Rights Agreement, dated as of August 13, 1999 between the Company and PNC Bank National Association (h)
10.17 (a)	Third Amended and Restated Registration Rights Agreement (j)
10.18	Exchange Agreement, dated as of August 13, 1999, among PNC Bank, National Association, the Company, Crown American Properties, L.P., Crown Investments Trust, and Crown American Investment Company. (h)
10.18 (a)	Second Amended and Restated Exchange Agreement (j)
10.19	Crown American Properties L.P. Savings Restoration Plan. (e) #
10.20 (a)	Form of Employment Continuation Agreement dated as of February 25, 2002 between Crown American Properties, L.P. and Mark E. Pasquerilla, Terry L. Stevens, and Donato B. Zucco (k)
10.20 (b)

Form of Employment Continuation Agreement dated as of February 25, 2002 between Crown American Properties, L.P. and Thomas Stephenson, Nicholas O. Antonazzo, John A. Washko, Ronald P. Rusinak, and Robert J. Griffith (k)

10.21	Employment agreement dated as of January 1, 2002, by and between Crown American Properties, L.P. and Terry L. Stevens, Executive Vice President and Chief Financial Officer (k)
10.22

Underwriting Agreement by and among the Company, Crown American Properties, L.P., Friedman, Billings, Ramsey & Co., Inc., Ferris, Baker Watts, Incorporated, J.J.B. Hilliard, W.L. Lyons, Inc. and Stifel Nicolaus & Company, Incorporated, dated June 3, 2002, with respect to the issuance and sale of up to 5,750,000 shares of the Company's common shares of beneficial interest (l)

21	List of subsidiaries of the Company. (g)
21 (a)	Amended List of subsidiaries of the Company (n)
23	Consent of Ernst & Young LLP (n)
24	Powers of Attorney (n)
99.1	Certifications (n)

(a)	Filed as an Exhibit to the Company's Report on Form 10K for the year ended December 31, 1994.
(b)	Filed as an Exhibit to the Company's Report on Form 10K for the period ended December 31, 1993.
(c)	Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993.
(d)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S 3, Registration No. 33-91880, effective as of June 9, 1995.
(e)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1996.
(f)	Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1997.
Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1998.
Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 1999.
Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 2000.
Filed as an Exhibit to the Company's report on Form 10K for the year ended December 31, 2001.
(k)	Filed as an Exhibit to the Company's report on Form 10Q for the quarter ended March 31, 2002.
(l)	Filed as an Exhibit to the Company's report on Form 8K on June 6, 2002.
(m)	Filed as an Exhibit to the Company's report on Form 10Q for the quarter ended June 30, 2002.
(n)	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN AMERICAN REALTY TRUST

By /s/ Mark E. Pasquerilla

Mark E. Pasquerilla

Chief Executive Officer & President

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.
Signature	Title	Date

/s/ Mark E. Pasquerilla	Trustee, Chairman of the Board,	March 31, 2003
Mark E. Pasquerilla	CEO and President

/s/ Terry L. Stevens	Trustee, Executive Vice President	March 31, 2003
Terry L. Stevens	And Chief Financial Officer

/s/ Donato B. Zucco	Trustee, Senior Vice President	March 31, 2003
Donato B. Zucco	And Chief Administrative Officer

/s/ John A. Washko	Vice President and	March 31, 2003
John A. Washko	Chief Accounting Officer

*	Trustee	March 31, 2003
Clifford A. Barton

*	Trustee	March 31, 2003
Donald F. Mazziotti

*	Trustee	March 31, 2003
Peter J. Siris

*	Trustee	March 31, 2003
Zachary L. Solomon

*By: /s/ Terry L. Stevens
Terry L. Stevens
as Attorney-in-Fact

CERTIFICATION

I, Mark E. Pasquerilla, certify that:

  I have reviewed this annual report on Form 10-K of Crown American Realty Trust.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mark E. Pasquerilla
Name: Mark E. Pasquerilla
Title: Chief Executive Officer

CERTIFICATION

I, Terry L. Stevens, certify that:

1. I have reviewed this annual report on Form 10-K of Crown American Realty Trust.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Terry L. Stevens
Name: Terry L. Stevens
Title: Chief Financial Officer



Schedule II

CROWN AMERICAN REALTY TRUST
Valuation and Qualifying Accounts and Reserves
(Dollars in Thousands)

		Additions
	Beginning	Charged to			Ending
Description	Balance	Expense	Other	Deductions	Balance

December 31, 2002:

Allowance for doubtful accounts	$2,117	$1,230	$-	$(959)	$2,388

Restructuring costs	137	-	-	(118)	19

December 31, 2001:

Allowance for doubtful accounts	2,571	1,547	-	(2,001)	2,117

Restructuring costs	231	-	-	(94)	137

December 31, 2000:

Allowance for doubtful accounts	962	2,210	-	(601)	2,571

Restructuring costs	664	369	-	(802)	231





												Schedule III

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2002
(Dollars in Thousands)

						Costs Capitalized			Gross Amounts at Which Carried
				Initial Cost		Subsequent To Acquisition			at Close of Period
				Buildings		Buildings			Buildings
				and	Land	and			and				Date
	Encum-			Improve-	Improve-	Improve-	Carrying		Improve-		Accum.	Date of	Ac-
Properties	brances		Land	ments	ments	ments	Costs	Land	ments	Total	Deprec.	Construction	quired
				(A)	(B)	(B)	(C)
Bradley Square
Cleveland, TN	$11,162	(D)	$7,012	$29,385	$(281)	$3,643	$0	$6,731	$33,028	$39,759	$(14,552)	1991

Capital City
Harrisburg, PA	53,250		1,580	11,269	(193)	13,152	216	1,387	24,637	26,024	(15,230)	1974

Chambersburg
Chambersburg, PA	19,373	(E)	2,363	14,063	38	13,632	271	2,401	27,966	30,367	(16,467)	1982

Crossroads
Beckley, WV	13,741		2,732	19,941	8	4,299	0	2,740	24,240	26,980	(6,737)		1998

Francis Scott Key
Frederick, MD	33,903	(E)	3,784	12,170	(636)	23,275	100	3,148	35,545	38,693	(21,082)	1978

Jacksonville
Jacksonville, NC	27,286	(D)	11,062	26,835	1430	3,198	0	12,492	30,033	42,525	(8,490)		1998

Logan Valley
Altoona, PA	55,213	(E)	2,138	954	2,086	80,483	7,411	4,224	88,848	93,072	(32,141)	1965, 1995-96

Lycoming
Williamsport, PA	33,903	(E)	2,110	14,204	(33)	19,804	638	2,077	34,646	36,723	(20,440)	1978, 1990

Martinsburg
Martinsburg,WV	16,951	(E)	8,375	37,547	(653)	4,122	22	7,722	41,691	49,413	(18,222)	1991

Mt. Berry Square
Rome, GA	16,124	(D)	6,260	37,434	(795)	7,115	0	5,465	44,549	50,014	(19,208)	1991

New River Valley
Christiansburg, VA	16,467	(E)	3,923	27,094	38	8,574	0	3,961	35,668	39,629	(13,879)	1988

Nittany
State College, PA	29,059	(E)	6,683	6,204	(891)	34,230	5,834	5,792	46,268	52,060	(22,216)	1968, 1970,
												1991
North Hanover
Hanover, PA	19,373	(E)	1,272	1,325	594	17,273	194	1,866	18,792	20,658	(12,989)	1967

Oak Ridge
Oak Ridge, TN	13,610		9,393	31,323	(1,980)	3,674	1,371	7,413	36,368	43,781	(20,045)		1989

Pasquerilla Plaza
Johnstown, PA	1,476		3,289	23,010	4	1,330	0	3,293	24,340	27,633	(10,396)	1989

Patrick Henry
Newport News, VA	48,917	(E)	3,953	22,432	(599)	20,289	541	3,354	43,262	46,616	(17,776)	1987

Phillipsburg
Phillipsburg, NJ	29,059	(E)	11,169	50,368	36	9,038	0	11,205	59,406	70,611	(26,330)	1989

Schuylkill
Frackville, PA	27,649		10,332	24,843	102	12,437	5	10,434	37,285	47,719	(22,847)	1980

Shenango Valley
Sharon, PA	11,163	(D)	0	6,403	22	9,996	151	22	16,550	16,572	(11,040)	1967, 1995

South
Allentown, PA	14,530	(E)	3,465	2,331	23	16,154	0	3,488	18,485	21,973	(8,378)		1980

Uniontown
Uniontown, PA	23,248	(E)	0	6,635	1,384	34,791	2,540	1,384	43,966	45,350	(26,032)	1969, 1984
												1989
Valley Mall
Hagerstown, MD	39,689	(D)	12,036	19,945	3,022	33,468	40	15,058	53,453	68,511	(12,458)	2000	1997

Valley View Mall	37,000		10,760	39,244		(384)		10,760	38,860	49,620	(587)		2002
Lacrosse, WI

Viewmont
Scranton, PA	29,059	(E)	1,696	4,602	6,836	42,127	7,701	8,532	54,430	62,962	(24,394)	1968, 1994-95

Washington Crown Ctr
Washington, PA	18,604	(D)	2,977	3,915	4,266	46,059	355	7,243	50,329	57,572	(19,310)	1969, 2000

West Manchester
York, PA	26,154	(E)	7,694	24,122	931	24,853	777	8,625	49,752	58,377	(22,077)	1981, 1995

Westgate Anchor Pad
Bethlehem, PA	0		0	3,219	42	8	0	42	3,227	3,269	(1,355)		1988

Wiregrass Commons	30,000		6,213	34,162		3		6,213	34,165	40,378	(153)		2002
Dothan, AL

Wyoming Valley
Wilkes-Barre, PA	55,213	(E)	6,825	52,057	(146)	6,875	12	6,679	58,944	65,623	(26,673)	1972	1995

Total	$751,176		$149,096	$587,036	$14,655	$493,518	$28,179	$163,751	$1,108,733	$1,272,484	$(471,504)

	See following page for note references (A) to (E).






Schedule III				(continued)

CROWN AMERICAN REALTY TRUST
Consolidated Real Estate and Accumulated Depreciation as of December 31, 2002
(Dollars in Thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Base Building			45 years
Building Components			10 - 20 years
Tenant Improvements			Terms of Leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,234 million at December 31, 2002.

The changes in total real estate assets and accumulated depreciation and amortization for the years ended December 31, 1998, 1999, 2000, 2001, and 2002 are as follows:

	Total Real Estate Assets

	Years ended December 31,
	2002	2001	2000	1999	1998

Balance, beginning of period	$1,171,979	$1,158,715	$1,129,534	$1,081,723	$974,671
Additions and improvements	13,471	20,841	43,720	50,212	59,889
Acquisitions	89,998	-	-	-	65,602
Cost of real estate sold	(719)	(192)	(12,795)	(482)	(16,270)
Other writeoffs	(2,245)	(7,385)	(1,744)	(1,919)	(2,169)
Balance, end of period	$1,272,484	$1,171,979	$1,158,715	$1,129,534	$1,081,723

	Accumulated Depreciation & Amortization

	Years ended December 31,
	2002	2001	2000	1999	1998

Balance, beginning of period	$432,223	$394,845	$356,009	$317,552	$286,727
Depreciation and amortization	40,786	44,763	43,638	40,376	38,754
Acquisitions	740	-	-	-	-
Cost of real estate sold	-	-	(3,058)	-	(5,760)
Other writeoffs	(2,245)	(7,385)	(1,744)	(1,919)	(2,169)
Balance, end of period	$471,504	$432,223	$394,845	$356,009	$317,552

	(A)	Initial cost for constructed malls is cost at end of first complete fiscal year subsequent to opening and includes carrying costs on initial construction.
	(B)	Improvements are reported net of dispositions.
	(C)	Carrying costs consist of capitalized construction period interest and taxes on expansions and major renovations subsequent to initial construction of the mall.
(D)

Shenango Valley, Mt. Berry Square, Bradley Square, Jacksonville, Washington Crown Center, and Valley Mall are mortgaged to secure the $175.0 million GECC working capital line of credit. These six properties are cross-defaulted and cross-collateralized. Amounts shown for each property represent the allocated amount of the total loan outstanding based on their relative net operating income at December 31, 2002, as defined in the loan agreement. These amounts do not represent the loan release amounts should the properties be sold.
(E)	Thirteen malls in the Financing Partnership and Logan Valley and Wyoming Valley Malls are all cross-defaulted and cross-collateralized under the $465 million mortgage loan with GECC.
Amounts shown for each property represent the allocated amount of the total loan outstanding.

