Form 10-K/A
period 2002-12-31
CROWN AMERICAN REALTY TRUST
filed 2003-04-22
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2003, 32,071,965 Common Shares of Beneficial Interest of the registrant were issued and outstanding.

Exhibit Index on page 13

DOCUMENTS INCORPORATED BY REFERENCE:

    None.

	TABLE OF CONTENTS

Item No.	Page No.
	PART III

10.	Directors and Executive Officers of the Registrant	2
11.	Executive Compensation	3
12.	Security Ownership of Certain Beneficial Owners and
	Management	7
13.	Certain Relationships and Related Transactions	10

	PART IV

14.	Controls and Procedures
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	12
	Signatures	16
	Certifications	17 - 18

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A is being filed for the purposes of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(c) to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.2, an employment agreement with Mr. Antonazzo, as further described in Item 11 and certain agreements related to the sale of its Oak Ridge Mall on March 31, 2003, which is further described in Item 13, each of which is being filed as an exhibit to this Amendment No. 1.

All capitalized terms used, but not defined, in this Amendment No.1 are defined in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following is a description of the Company's trustees as of March 31, 2003:

Mark E. Pasquerilla, 43, is the Company's Chairman of the Board of Trustees and has been a member of the Board of Trustees since 1993. As Chief Executive Officer and President of the Company, he directs all operational activities, establishes corporate policy and provides overall strategic direction for the Company. Mr. Pasquerilla was named President in 1990, Vice Chairman in 1998, and Chairman, Chief Executive Officer and President in 1999. Mr. Pasquerilla was a member of the Governor of Pennsylvania's Economic Development Partnership Council from 1987 to 1995, and is a former Fullbright-Hayes Scholar. Mr. Pasquerilla is a member and Trustee of the International Council of Shopping Centers (ICSC), and is a member of the National Association of Real Estate Investment Trusts (NAREIT). In addition, Mr. Pasquerilla is a member of the Board of Directors and the Executive Committee of AmeriServ Financial, Inc., and a member of the Board of Directors of Concurrent Technologies Corporation.

Terry L. Stevens, 54, has been a Trustee since 1999. He is also the Company's Executive Vice President and Chief Financial Officer. He is responsible for all finance and treasury functions including debt and equity financing, property acquisitions and dispositions, all accounting, reporting, and MIS functions, and is also actively involved in investor relations. Mr. Stevens joined the Company in May 1994 as Vice President and Chief Accounting Officer, and he was promoted to Senior Vice President in February 1995, to Chief Financial Officer in September 1998, and was named Executive Vice President in May 1999. Prior to joining the Company, Mr. Stevens was Director of Financial Systems at AlliedSignal, Inc., a large multi-national manufacturer, from 1990 to 1994. He also spent 18 years with Price Waterhouse, an international accounting firm, including seven years as an audit partner. Mr. Stevens is a CPA.

Donato B. Zucco, Ph.D., 62, has been a Trustee since 1999. He is also the Company's Senior Vice President and Chief Administrative Officer. He is responsible for a wide variety of administrative activities that support the Company's business units, which include Facilities Planning, Human Resources, Corporate Communications, Legal and Risk Management. Dr. Zucco joined the Company in January 1991 as Senior Vice President and Chief Administrative Officer. He also serves as a member of the Board of Directors of First National Bank of Pennsylvania. Dr. Zucco presides as the Mayor of the City of Johnstown, Pennsylvania.

Clifford A. Barton, 74, has been a Trustee since 1993. In January 1994, he retired from his position as Chairman, President and Chief Executive Officer of USBANCORP, Inc. From prior to 1992 to October 2002, Mr. Barton served as Director of Three Rivers Bank & Trust Co. and Three Rivers Bancorp, Inc.

Peter J. Siris, 58, has been a Trustee since 1998. Since 1998, he has served as Managing Director of Guerrilla Capital Management LLC, an investment management firm. He served as Senior Vice President of ABN-Amro, an investment banking firm, from February 1997 to June 1997, Senior Vice President of WARNACO, Inc., a clothing manufacturer, from 1995 to 1996, as Managing Director of UBS Securities from 1990 to 1995, and Director of Candies, Inc. from January 2000 to February 2003. Mr. Siris is the author of "Guerilla Investing" and is a columnist for the New York Daily News."

Donald F. Mazziotti, 57, has been a Trustee since 1993. Since 2001, he has served as Executive Director, Portland Development Commission. He has been Senior Consultant to ProDx, Inc., a professional technology services provider, since January 2001. Mr. Mazziotti was the Chief Information Officer for the State of Oregon, 1998-2000, Chairman of Delta Development Group, Inc. (government relations, economic planning and Management consulting) from 1995 to 1997, and President of Delta Development Group, Inc. from 1988 to 1998.

Zachary L. Solomon, 68, has been a Trustee since 1993. He is now retired. From February 2000 to July 2002, he has served as Chief Executive Officer of Baby Togs Inc., a children's wear manufacturer. He also served as President, Finity Apparel, a women's sportswear company, from November 1999 to January 2000, President and Chief Executive Officer of Adrienne Vittadini Co., a clothing designer, from February 1998 to September 1999. From 1991 to 1997; Mr. Solomon was President and Chief Executive Officer of Associated Merchandising Corp., a private label developer and sourcing company. Since July 2000, he has served as a Trustee of Preface Corporation, and as a Trustee of Brooklyn College since September 1986.

A description of the Company's executive officers is included in Part I of the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's Trustees, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Officers, trustees and greater than ten percent shareholders of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based on these copies and trustees' and officers' representations, the Company believes that all trustees and executive officers complied with the Section 16(a) requirements in 2002.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for 2002, 2001 and 2000 of the Chief Executive Officer of the Company and those persons who were, as of December 31, 2002, the other four most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation	Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Options (2)	(3)

Mark E. Pasquerilla	2002	$ 205,883	$ 129,200	0	$ 9,160
Chairman of the Board of	2001	200,000	109,200	0	7,336
Trustees, Chief Executive	2000	312,000	202,800	0	7,716
Officer and President

Nicholas O. Antonazzo	2002	235,253	80,000	0	8,278
Executive Vice President,	2001	175,359	70,000	0	3,517
Development	2000	176,956	100,000	35,000	6,302

Thomas Stephenson	2002	215,790	105,569	10,000	13,000
Executive Vice President,	2001	209,000	87,780	0	11,050
Asset Management	2000	209,622	125,773	35,000	11,050

Terry L. Stevens	2002	217,829	121,282	10,000	13,000
Executive Vice President,	2001	211,603	88,873	0	11,050
Chief Financial Officer	2000	191,163	119,773	45,000	11,050

Donato B. Zucco	2002	139,841	68,972	0	9,090
Senior Vice President,	2001	135,844	57,054	0	8,822
Chief Administrative Officer	2000	129,375	77,625	55,000	8,404

  In 2002, twelve of the Company's executives, including each of the executives above, were eligible to receive annual incentive awards under the Company's Executive Incentive Plan, which was adopted in 1993. Bonuses under the Executive Incentive Plan for 2002, 2001 and 2000 were earned based on corporate and individual performances achieved in those years. In 2002, twelve executives received a bonus based upon the Company achieving predetermined corporate goals and a review of their individual performance. The aggregate bonuses earned that relate to 2002, 2001 and 2000 performance were $840,681, $645,015 and $854,077, respectively. Employees may elect to receive their bonus in cash or defer payment of part or all their bonus to a trust, established under the Executive Incentive Plan with a commercial bank (the "Trust"), until normal retirement. After the end of each plan year the Company pays the non-deferred bonuses in cash to the executives and also deposits cash equal to the aggregate amount of the deferred bonuses into the Trust. Amounts held in the Trust are allocated to each executive and are invested in common shares of the Company and in other investments as determined by the Trustee; gains, losses and earnings on the assets are allocated to each executive's account. Each executive will be entitled to receive the value of his or her allocated account in the Trust in a lump sum or over a period of years upon retirement or beginning at other dates as elected by the executive. During 2002 Mr. Stevens was also granted a discretionary bonus of $15,000 in connection with his performance related to the Company's common share offering completed in June 2002.

  Prior to the Company's initial public offering in 1993, the shareholders of the Company approved the 1993 Crown American Realty Option Plan (the "Employee Option Plan"). An objective of the Employee Option Plan is to provide capital accumulation opportunities to a select group of Company executives and employees by allowing them to acquire an equity interest in the Company, thus increasing said participant's incentives to make continued major contributions to the Company. Additionally, the Company hopes to maintain continuity of the management team with the provision of options. The Compensation Committee has approved the Chairman and Chief Executive Officer granting Chairman's Options to employees of the Company whose performance is exemplary, all of said grants are approved by the Compensation Committee. The amounts represent the right to acquire common Partnership Units, which are exchanged for common shares of the Company generally on a one for one basis, upon the exercise of said options. Mark E. Pasquerilla, Chairman, Chief Executive Officer, and President, currently does not participate in the Employee Option Plan or the 1993 Crown American Realty Trustees' Option Plan (the "Trustees' Option Plan"). On January 2, 2003, Employee Option Agreements with ten officers were amended to extend the January 3, 2003 expiration date with respect to 108,000 option shares by one year to January 3, 2004. This amendment included 24,000 options shares held by both Messrs. Antonazzo and Stephenson, and 12,000 option shares held by both Messrs. Stevens and Zucco. This amendment constituted a new measurement date for accounting purposes, and the related compensation expense of approximately $0.1 million was recorded by the Company in first quarter of 2003.

  The Company instituted the Crown American Realty Trust Retirement Savings Plan ("Savings Plan") on August 17, 1993 pursuant to Section 401(k) of the Internal Revenue Code. The Savings Plan covers employees of the Company who have completed one year of service, working 1,000 hours per year, and have attained the age of 21. Executives of the Company are able to participate on the same terms as non-executive employees, subject to any legal limitations on amounts which may be contributed or the benefits which may be payable under the Savings Plan. The Company is contributing a percentage, which varies from 2% to 5% depending upon the age of the employee, of each eligible employee's base salary to the Savings Plan as a supplemental employer contribution subject to applicable limitations under the Internal Revenue Code. Participants also may elect to contribute, within certain percentage limitations, on a pre-tax basis. Employee contributions are matched by the Company up to 50% of the first 3% of the participant's salary. Receipt of benefits attributable to the Company's matching contribution and the supplemental employer contribution is subject to the vesting and forfeiture provisions of the Savings Plan. Other amounts are fully vested at all times. The amount shown represents the Company's contribution to its Savings Plan on behalf of the named executive.

Options Granted in 2002

The following table sets forth, as to the individuals named in the Summary Compensation Table, other than Mark E. Pasquerilla, Chairman of the Board of Trustees, Chief Executive Officer and President, who currently does not participate in any option plan, information with respect to options granted during 2002 under the Employee Option Plan:
OPTION GRANTS IN 2002

		% of Total			Potential Realizable Value at
		Options			Assumed Annual Rates of
	Number of Shares	Granted to	Exercise		Share Price Appreciation for
	Subject to	Employees in	Price	Expiration	Option Term (1)
Name	Options Granted	2002	Per/Share	Date	5%	10%

Nicholas O. Antonazzo	0	0	0	N/A	N/A	N/A
Thomas Stephenson	10,000	9.17%	$7.78	01/09/07	$21,495	$47,498
Terry L. Stevens	10,000	9.17%	7.78	01/09/07	21,495	47,498
Donato B. Zucco	0	0	0	N/A	N/A	N/A

(1) The dollar amounts under the potential realizable value columns are the result of calculations at assumed annually compounded rates of stock prices appreciation over the ten-year life of the options in accordance with the proxy regulations of the Securities and Exchange Commission, and are not intended to forecast actual future appreciation, if any, of the Company's common shares of beneficial interest. The actual value, if any, an executive may realize will depend on the excess of the market price of the shares over the exercise price on the date the option is exercised.

Option Exercises in 2002 and 2002 year-end Values

The following table sets forth as to four of the persons named in the Summary Compensation Table information with respect to (i) the options exercised during 2002, (ii) the net value realized upon such exercises, (iii) the number of common Partnership Units covered by unexercised options held at December 31, 2002 and (iv) the value of such unexercised options at December 31, 2002. Mark E. Pasquerilla, Chairman, Chief Executive Officer and President, currently does not participate in the Employee Option Plan or the Trustees' Option Plan. Common Partnership Units obtained under the Employee Option Plan are exchanged for common shares of the Company, generally on a one for one basis, upon the exercise of said options.

Aggregated Option Exercises in 2002 and December 31, 2002 Option Values
Name and Principal Position	Common Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002 (1) Exercisable/ Unexercisable

Nicholas O. Antonazzo	0	0	127,000 / 28,000	$170,341 / $105,364
Executive Vice President
Development
Thomas Stephenson	0	0	137,000 / 28,000	$184,541 / $105,364
Executive Vice President,
Asset Management
Terry L. Stevens	0	0	103,000 / 72,000	$162,741 / $196,664
Executive Vice President and
Chief Financial Officer
Donato B. Zucco	0	0	71,000 / 44,000	$114,140 / $168,560
Senior Vice President and
Chief Administrative Officer

  The value of unexercised in-the-money options has been determined under the assumption that the value of an option for a common Partnership Unit in Operating Partnership is equivalent to that of an option for a common share of beneficial interest in the Company.

Employment Agreements With Executives

The Company entered into Employment Continuation Agreements with eight executive officers, including Messrs. Pasquerilla, Stephenson, Antonazzo, Stevens and Zucco in February 2002. Under the agreements with Messrs. Pasquerilla, Stevens and Zucco, the executive agrees to remain in the employ of the Company for thirty-six months following a change of control (as defined in the agreements), and the Company agrees to provide the executive salary and benefits to the executive at levels commensurate with those prior to the change of control for the thirty-six month period.

The agreements further provide that if during the employment period, the executive terminates his employment for good reason (as defined in the agreements) or is terminated by the Company for other than cause (as defined in the agreements) the Company will pay the executive his (i) earned salary, (ii) a cash severance amount equal to three times the sum of the executive's base salary, as defined, and the average bonus for the three fiscal years preceding the date of termination and (iii) obligations accrued under applicable benefit plans, and will continue such benefits through the earlier of thirty-six months from the date of termination or the date the executive becomes eligible for comparable benefits offered by a subsequent employer. The payments under the agreements may be subject to reduction to the extent they are considered excess parachute payments under the Internal Revenue Code. The executive may be entitled to similar benefits under certain circumstances if his employment is terminated after a potential change of control and a change of control occurs within six months of such termination. If termination occurs by reason of death, disability or voluntary termination by the executive (other than for good reason) the executive is generally entitled to receive earned salary and accrued benefit obligations.

The Employment Continuation Agreements with the other executive officers, including Messrs. Antonazzo and Stephenson, are essentially the same except that the executives agree to remain with the Company for twenty-four months following a change of control and will receive severance equal to two times base salary and the average bonus for the two years preceding the date of termination, with continuation of benefits for twenty-four months.

In January 2002, the Company entered into an employment agreement with Terry L. Stevens as the Chief Financial Officer of the Company. The agreement provides for his employment to continue through December 31, 2004 with automatic two year extensions unless the Company provides six-months prior written notice to Mr. Stevens that the term will not be extended. If Mr. Stevens is terminated without cause (as defined in the agreement) the Company must pay Mr. Stevens two years of base salary in effect upon termination and continue his benefits under the COBRA program during the two years following termination. Mr. Stevens' salary under this employment contract is adjusted from time to time by the Company and was $217,829 for the year ended December 31, 2002.

In September 1999, the Company entered into an employment agreement with Nicholas O. Antonazzo. The agreement provided that the Company would employ Mr. Antonazzo for a three year term. In addition, the agreement established the compensation paid to Mr. Antonazzo during the three year term and established severance payments that would be made to him in the event that the Company and Mr. Antonazzo agreed to voluntarily terminate his employment during the term of the agreement. The agreement expired in September 2002. Mr. Antonazzo is currently employed by the Company as an at-will employee.

Compensation of Trustees

Trustees who are also employees of the Company (Messrs. Pasquerilla, Stevens and Zucco) do not receive a retainer or fees for attending meetings of the Board of Trustees or meetings of Committees of the Board. In 2002, Trustees who are not employees of the Company ("Independent Trustees") received an annual fee of $18,000, a meeting fee of $1,000 for each Board or Committee meeting attended and were reimbursed for their expenses incurred in attending meetings, and a fee of $500 for each non-Board or Committee meeting conference call. In February 2003, the non-independent members of the Board of Trustees approved changes to the fees payable to the Independent Trustees, effective as of January 1, 2003. In 2003, the Independent Trustees will receive an annual retainer fee of $36,000, a meeting fee of $1,000 for each Board or Committee meeting attended and will be reimbursed for their expenses incurred in attending meetings, and a fee of $250 to $500 for each non-Board or Committee meeting conference call depending on the duration of the call. In addition, each Independent Trustee will receive a one-time payment of $25,000 as compensation for his participation on the Special Committee of Independent Trustees to evaluate strategic alternatives for the Company. Finally, in 2003, Mr. Siris will receive an annual fee $15,000 for serving as the Chairman of the Company's Audit Committee and an annual fee of $50,000 for serving as the Chairman of the Special Committee of Independent Trustees, and Mr. Barton will receive an annual fee of $10,000 for serving as the Chairman of the Compensation Committee.

As further discussed in Note 10 to the Consolidated Financial Statements, prior to the Company's initial public offering in 1993, shareholders of the Company approved the Trustees' Option Plan. Options to purchase a total of 150,000 common shares of the Company are authorized for grant to non-employee Trustees pursuant to the Trustees' Option Plan, as amended. Each non-employee Trustee automatically is granted on December 31 of each year an option to purchase 5,000 common shares having an exercise price equal to 100% of the fair market value of the shares on the date of grant. On December 31, 2002, each of the four non-employee Trustees was granted options to purchase 5,000 common shares at an exercise price of $9.20. The Trustees' Option Plan also provides for an automatic grant of 5,000 options to purchase common shares with an exercise price equal to 100% of the fair market value of the shares on the date of grant upon the appointment or election of each new non-employee Trustee to the Board. As of December 31, 2002, there were 120,000 outstanding options to purchase common shares held by the Trustees. To date, all options granted to the Trustees under the Trustees' Option Plan have been exercisable immediately upon grant and terminate five years thereafter. In December 2002, certain option agreements for an aggregate of 20,000 options held by Trustees were amended to extend the December 31, 2002 and April 29, 2003 expiration dates to December 31, 2003. To date 1,000 and 6,000 options have been exercised by Donald Mazziotti and a former trustee, respectively.

The terms of each option are contained in an Option Agreement, signed by the optionee, that includes such terms and conditions, consistent with the Trustees' Option Plan, as amended, and Rule 16b-3 ("Rule 16b-3") under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as the Compensation Committee determines to be necessary or advisable.

The Board of Trustees may amend, suspend or terminate the Trustees' Option Plan at any time, in its sole discretion; provided, however, that the Board of Trustees may not amend the Trustees' Option Plan without approval of the shareholders of the Company if such approval is required by Rule 16b-3.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee consists of Messrs. Barton (Chairman), Siris, Mazziotti and Solomon. The Compensation Committee's responsibilities include determining compensation of the Company's executive officers and administering the Company's option plans, the Executive Incentive Plan, the Retirement Savings Plan and the Savings Restoration Plan. None of the members of the Compensation Committee are current or former employees or officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

A person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered a beneficial owner of the security. Voting power includes the power to vote or direct the voting of shares, and investment power includes the power to dispose of or direct the disposition of shares. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered as beneficially owned under the proxy rules.

Management

The Company conducts all of its business activities through subsidiaries, principally the Operating Partnership, and through a number of other partnerships or limited liability companies owned by the Operating Partnership or the Company. The Company does not have any employees other than its officers.

The Trustees, the chief executive officer, the four most highly compensated executive officers who were serving as executive officers as of December 31, 2002, and all Trustees and executive officers of the Company as a group beneficially owned as of March 31, 2003 the number of common shares set forth in the table below. The information on beneficial ownership in the table and related footnotes is based upon data furnished to the Company by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each Trustee and executive officer has sole voting power and sole dispositive power with respect to the common shares shown.

Name	Amount and Nature of Beneficial Ownership of Common Shares (11)	Percent of Class (1)

Mark E. Pasquerilla	5,511,638 (2)	16%
Clifford A. Barton	63,292 (3)	*
Donald F. Mazziotti	32,593 (3)	*
Zachary L. Solomon	330,000 (3)	1.0%
Peter J. Siris	125,000 (4)	*
Terry L. Stevens	114,454 (5)	*
Donato B. Zucco	93,014 (6)	*
Thomas Stephenson	143,551 (7)	*
Nicholas O. Antonazzo	133,507 (8)	*
All Trustees and executive officers as a group (13 persons)	6,547,049 (10)	18.5%

* Less than 1%

(1) The percentage of class was determined by dividing the number of shares beneficially owned by the number of common shares outstanding, in each case treating the shares which may be acquired upon exercise of outstanding options as outstanding that are exercisable within 60 days of March 31, 2003 as required by Rule 13d-3(d)(1) under the Exchange Act. For purposes of inclusion in the table and percentage of class, options represent the right to acquire common Partnership Units, which are exchanged for common shares of the Company generally on a one for one basis, upon the exercise of said options.

(2) Includes 39,492 common shares held of record by Mark E. Pasquerilla individually and 181,652 common shares held of record by Marenrico Partnership, a general partnership consisting of Mark E. Pasquerilla and Leah Pasquerilla, his sister, as to which common shares he shares voting and dispositive power. Also includes 5,290,494 common shares beneficially owned by Crown Investments, which is controlled by Mark E. Pasquerilla. Does not include 3,698 common shares allocated under the Crown American Associates Key Executive Incentive Plan (the "Associate Executive Plan") and 643 shares allocated under the Crown American Hotel Deferred Compensation Plan.

(3) Includes 30,000 common shares which may be acquired upon the exercise of outstanding options.

(4) Includes 4,000 common shares held in trust for his son and daughter, with respect to which Mr. Siris is the trustee, beneficial ownership of which shares is disclaimed. Includes 7,000 common shares held jointly by Mr. Siris and his wife, with whom he shares voting and dispositive power. Also includes 51,500 common shares held in an investment fund over which Mr. Siris has voting and dispositive power and includes 30,000 shares which may be acquired upon the exercise of outstanding options.

(5) Includes 2,231 common shares held in custodial accounts for his daughters, with respect to which Mr. Stevens is the custodian, beneficial ownership of which shares is disclaimed. Also includes 103,000 shares which may be acquired upon the exercise of outstanding options.

(6) Includes 71,000 common shares which may be acquired upon the exercise of outstanding options.

(7) Includes 137,000 common shares which may be acquired upon the exercise of outstanding options.

(8) Includes 6,507 common shares held jointly by Mr. Antonazzo and his wife, with whom he shares voting and dispositive power. Includes 127,000 shares which may be acquired upon the exercise of outstanding options.

(9) Includes 5,290,494 common shares beneficially owned by Crown Investments which are included in the reported holdings of Mark E. Pasquerilla. Also includes the shares which may be acquired upon the exercise of outstanding share options as described above.

(10) Does not include common shares allocated to the executive and held in the Trust in connection with Executive Incentive Plan as follows: Mr. Pasquerilla, 61,638 shares; Mr. Stevens, 51,755 shares; Mr. Zucco, 38,714 shares; Mr. Stephenson, 56,360 shares; Mr. Antonazzo, 38,820 shares; and all Trustees and executive officers as a group, 247,287 shares. The executives do not have voting or dispositive power over such shares.

Other Beneficial Owners

The following table sets forth information with respect to each shareholder known to the Company to be the beneficial owner of more than 5% of the outstanding common shares as of March 31, 2003:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Crown Investments Trust	5,290,494 (1)	15%
Pasquerilla Plaza
Johnstown, PA 15901

  Includes 2,914,721 common shares (or 9.1% of the outstanding shares) currently held of record by Crown Investments. Also includes 2,375,773 common shares that Crown Investments has the right to acquire through the redemption of 8,169,939 and 1,786,459 common limited partnership interests (the "Partnership Units") that Crown Investments and its subsidiary, Crown American Investment Company ("CAIC") own in the Operating Partnership. Under the terms of the Operating Partnership's partnership agreement, as amended, Crown Investments has the right to require the Operating Partnership to redeem part or all of Crown Investments' and CAIC's common Partnership Units. Crown American Realty Trust, however, may assume the Operating Partnership's obligation to redeem the common Partnership Units, and Crown American Realty Trust may elect to redeem the common Partnership Units with its common shares or by paying the cash equivalent value of its common shares. Crown American Realty Trust, however, may not pay for such redemption with its common shares if Crown Investments would beneficially own more than 16.0% of the outstanding common shares of the Company. Conversely, Crown Investments may require the Company to assume the obligation to pay for such redemption with its common shares to the extent that Crown Investments owns less than 16.0% of the outstanding common shares of the Company. The redemption right may be exercised by Crown Investments from time to time (although only once during any calendar year), in whole or in part, subject to the limitation that in any calendar year the redemption right may be exercised only with respect to 20% of (a) the common Partnership Units held by Crown Investments immediately after the initial public offering of the common shares plus (b) the common Partnership Units, if any, issued to Crown Investments in connection with the acquisition of certain properties from Crown Investments. For purposes of determining partnership distributions and redemptions, the common Partnership Units held by Crown Investments and CAIC are adjusted by their partner adjustment factors (68.176% and 35.079%, respectively) (as defined in the Operating Partnership's partnership agreement). These partner adjustment factors relate to the reduction in common percentage ownership interests of Crown Investments and CAIC that occurred in connection with the sale of Oak Ridge Mall and the amendment of the Support Agreement as further described in Item 13. For purposes of the 16.0% ownership limitation, Crown Investments is deemed to own common shares held by certain affiliates and related parties. As of March 31, 2003, Crown Investments would be deemed to own 221,144 additional common shares for these purposes. Crown Investments has sole voting power and sole investment power over all common shares owned by it. The percent of class was determined by dividing the number of common shares beneficially owned by the number of common shares outstanding, treating the common shares which may be acquired by Crown Investments as outstanding.

Item 13. Certain Relationships and Related Transactions

The Company conducts all of its business activities, and owns directly or indirectly all of its properties, through the Operating Partnership and its subsidiaries. As of December 31, 2002, the Company owned 76.29% of the general common partnership interests and 100% of the preferred partnership interests in the Operating Partnership, and the remaining 23.71% minority limited common partnership interests in the Operating Partnership were owned by Crown Investments and CAIC, and as of March 31, 2003, the Company owned 83.81% of the general common partnership interests and Crown Investments and CAIC owned the remaining 16.19% minority limited common partnership interests.

Crown Investments and CAIC are subsidiaries of Crown Holding Company, which is controlled by Mark E. Pasquerilla, Chairman of the Board of Trustees, Chief Executive Officer and President of the Company.

Under the partnership agreement of the Operating Partnership, the Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. However, Crown Investments has substantial influence over the management of the Company and the Operating Partnership as a result of its minority ownership interests in the Company, its ability to redeem part or all of the common partnership units of the Operating Partnership that Crown Investments and CAIC own for the Company's common shares and Crown Investment's ability as a limited partner to approve certain major decisions relating to the Company and the Operating Partnership. Specifically, as the general partner of the Operating Partnership, the Company must obtain the prior consent of Crown Investments in connection with certain major decisions including any merger or combination of the Company or any transfer or sale of all or substantially all of the assets of the Operating Partnership.

Crown Rights

Under the terms of the Operating Partnership's partnership agreement, as amended, Crown Investments has the right to require the Operating Partnership to redeem part or all of Crown Investments' and CAIC's common Partnership Units. Crown American Realty Trust, however, may assume the Operating Partnership's obligation to redeem the common Partnership Units, and Crown American Realty Trust may elect to redeem the common Partnership Units with its common shares or by paying the cash equivalent value of its common shares. For purposes of determining partnership distributions and redemptions, the common Partnership Units held by Crown Investments and CAIC are adjusted by their partner adjustment factors (68.176% and 35.079%, respectively) (as defined in the Operating Partnership's partnership agreement). Accordingly, each common Partnership Unit held by Crown Investments would be converted into .68176 common shares and each common Partnership Unit held by CAIC would be converted into .35079 common shares, or the cash equivalents of the common shares. Crown American Realty Trust, however, may not pay for such redemption with its common shares if Crown Investments would beneficially own more than 16.0% of the outstanding common shares of the Company. Conversely, Crown Investments may require the Company to assume the obligation to pay for such redemption with its common shares to the extent that Crown Investments owns less than 16.0% of the outstanding common shares of the Company. Crown Investments and its subsidiary have pledged substantially all their Partnership Units (the "Pledged Units") as collateral for two loans made by two unrelated third parties. In June 1995 and in August 1999 the Company filed Registration Statements on Form S-3 with the SEC relating to the Pledged Units. If at the time of any such permitted exchange the Registration Statement on Form S-3 is not effective, the Company is obligated to purchase a specified portion of the Pledged Units. The Company also has the right to purchase the Pledged Units in lieu of effecting an exchange.

Support Agreement

In connection with the Company's initial public offering in August 1993, the Company entered into a cash flow support agreement with Crown Investments with respect to Mount Berry Square Mall, Martinsburg Mall, Oak Ridge Mall and Bradley Square Mall (the "Support Agreement"). The Support Agreement provided that Crown Investments will guarantee, on a quarterly basis up to a maximum of $1.0 million per quarter, that each of these malls will generate a stipulated aggregate amount of base rents. The quarterly amounts due under the Support Agreement are calculated as the difference between the aggregate amount of actual base rents earned in the quarter at each mall and the stipulated aggregate amount of base rents. In 1997, the Company amended the Support Agreement to provide that the quarterly support amounts after 1997 will be reduced by 2.5% of the gross sales price of any sales of outparcel land that occur after 1997, which is intended to approximate the base rents that could have been earned had such outparcel land been leased or developed, rather than sold. Crown Investments was also obligated to fund any tenant improvement and leasing costs associated with an initial fixed amount of shortfall space, as defined. The obligations of Crown Investments under the Support Agreement will terminate with respect to a mall when that mall equals or exceeds the stipulated amount of aggregate base rents over four consecutive quarters (as determined by the Company's Independent Trustees). Mount Berry Square Mall achieved these amounts in 2001.

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

As discussed below, on March 28, 2003, the Independent Trustees approved an amendment to the Support Agreement with respect to the sale of Oak Ridge Mall, which became effective on March 31, 2003.

Sale of Oak Ridge Mall to Crown Investments and Amendment of Support Agreement

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge Mall, located in Oak Ridge, Tennessee, to an unrelated third party. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

On March 28, 2003 the Company's Independent Trustees approved the sale of Oak Ridge Mall to Crown Investments for estimated fair value of $11.4 million, and the sale was completed on March 31, 2003. Crown Investments paid the $11.4 million purchase price by issuing a promissory note to the Operating Partnership, and the Operating Partnership subsequently distributed the promissory note to CAIC (as a minority limited partner of the Operating Partnership) in a nonliquidating distribution. As a result, CAIC's common percentage ownership interest in the Operating Partnership was effectively reduced by an equivalent of 1,159,794 common partnership units. In connection with the sale, the Company assigned to Crown Investments the existing agreement to sell Oak Ridge Mall to the third party. Crown Investments will pay to the Company 90% of the amount, if any, by which the net proceeds received on the sale of Oak Ridge Mall by Crown Investments to any unrelated third party concluded before March 31, 2009 exceeds Crown Investments' total investment in Oak Ridge Mall (which includes $11.4 million, plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

The sale of Oak Ridge resulted in a loss on sale for financial reporting purposes of approximately $13.7 million which was recorded by the Company in the first quarter of 2003. The reduction in the minority partner's percentage ownership interest, valued at $11.4 million, was recorded in shareholders' equity in the Company's consolidated balance sheet.

In connection with the sale of Oak Ridge Mall to Crown Investments, the Support Agreement and the Operating Partnership's partnership agreement were amended. The amendment to the Support Agreement releases Oak Ridge Mall from Crown Investments' future obligations under the Support Agreement and reduces the maximum quarterly amount of support payments for the remaining two properties in the Support Agreement from $1,000,000 to $300,000. Approximately 81% of the $3.1 million in cash flow support for the year ended December 31, 2002 related to Oak Ridge Mall.

The amendment to the partnership agreement provides for a special allocation to Crown Investments of 100 percent of the net tax loss from the sale of Oak Ridge Mall to the extent of Crown Investments' obligation under the Support Agreement related to Oak Ridge Mall, and the remaining tax loss from the sale will be allocated to the partners in accordance with their ownership interests. It is expected that the tax loss will result in a significant portion of the Company's common dividends to be paid in 2003 will be treated as non-taxable return of capital. As a result of the Oak Ridge sale and the amendments to the Partnership Agreement and the Support Agreement, the common percentage ownership interests of Crown Investments and CAIC in the Operating Partnership were reduced as follows:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	76.31%	83.81%
Limited Minority Partners:
Crown Investments Trust	19.44	14.55
Crown American Investment Company	4.25	1.64
Totals	100.00%	100.00%

The minority partners' reduction in their ownership interest in the Operating Partnership has a value of approximately $25.6 million, based on a $9.84 price per share of the Company's common shares (which was the closing price for the Company's common shares on March 27, 2003 as reported by The New York Stock Exchange).

Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to March 31, 2003, estimated at approximately $0.67 million, were paid by Crown Investments to the Operating Partnership, and the Operating Partnership made a cash distribution to Crown Investments and CAIC with respect to the reduction of their percentage ownership interests in the Operating Partnership for the quarter ended March 31, 2003 equal to $0.56 million.

Management Agreements

The Company managed certain retail properties for Crown American Enterprises, Inc. ("Crown Enterprises") and its affiliates pursuant to a management agreement. The Company did not receive any management and leasing fees for these services for the year ended December 31, 2002. In addition, Crown Investments, Crown Enterprises, and their affiliates have agreed to pay the Company sales commissions up to 15% of the net sales price for its services in selling certain land and other assets owned by these parties. Total commissions earned were $0.1 million for the year ended December 31, 2002.

Crown Associates Lease at Pasquerilla Plaza

Approximately 14,600 square feet of Pasquerilla Plaza is leased to Crown American Associates ("Crown Associates") and an affiliate for annual base rent of approximately $0.28 million. The rent was determined based on rental rates being paid by existing third party tenants and on the fact that Crown Associates' lease includes certain furnishings and equipment and allows Crown Associates use of certain facilities in the building not available to other third party tenants. The lease with Crown Associates ends July 31, 2008. The lease with the affiliate ends March 31, 2009, but the affiliate has the right to cancel the lease at the end of March 31, 2004. Total rent earned by the Company for the year ended December 31, 2002, was $0.29 million.

Amounts due to or from Crown Associates and Its Affiliates

In addition to the above items, the Company allocates a portion of the costs related to its administration, communications, MIS, legal, and risk management departments to Crown Associates based on estimated usage. These allocated costs aggregated $0.7 million for the year ended December 31, 2002. Conversely, Crown Associates and its affiliates charge the Company for use of their travel, hotel and dining services. Such costs totaled $0.2 million in 2002. There were no amounts due to or from Crown Associates and its affiliates at December 31, 2002 as a result of the above transactions.

PART IV

Item 14. Controls and Procedures

Within the 90 days prior to the date of this Amendment No. 1, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

The Company is also amending the Exhibit Index in Item 15(c) to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.2, an employment agreement with Mr. Antonazzo, as further described in Item 11 and certain agreements related to the sale of its Oak Ridge Mall on March 31, 2003, which is further described in Item 13, each of which is being filed as an exhibit to this Amendment No. 1.

(c)	Exhibits

10.2(h)	Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P.(o)
10.5	Real Estate Management Agreements between the Operating Partnership and the following entities:
(p) Crown Investments Trust (o)
10.11(c)	Third Amendment to the Amended and Restated Cash Flow Support Agreement dated March 31, 2003 (o)
10.23	Purchase and Sale Agreement dated March 31, 2003 by and between Crown American Properties, L.P. and Crown Investments Trust (o)
10.24	Employment agreement dated as of September 20, 1999, by and between Crown American Properties, L.P. and Nicholas O. Antonazzo (o) #
23	Consent of Ernst & Young LLP (o)
99.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (o)

(o)	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN AMERICAN REALTY TRUST

By: /s/ Mark E. Pasquerilla

Mark E. Pasquerilla
Chief Executive Officer & President

Date: April 22, 2003

CERTIFICATION

I, Mark E. Pasquerilla, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A ("Amendment No. 1")of Crown American Realty Trust.

2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

(c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ Mark E. Pasquerilla

Name: Mark E. Pasquerilla
Title: Chief Executive Officer

CERTIFICATION

I, Terry L. Stevens, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of Crown American Realty Trust.

2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

(c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ Terry L. Stevens
Name: Terry L. Stevens
Title: Chief Financial Officer