Form 10-Q
period 2003-03-31
CROWN AMERICAN REALTY TRUST
filed 2003-05-15
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(Title of Class)

As of April 30, 2003, 32,077,961, Common Shares of Beneficial Interest and 2,475,000 11.00% Senior Preferred Shares of the registrant were issued and outstanding.

New York Stock Exchange

(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes   X   No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended March 31, 2003

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

		Consolidated Statements of Operations for the three months ended
		March 31, 2003 and 2002	4

		Consolidated Statements of Shareholders' Equity for the three months ended
		March 31, 2003	5

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7 - 16

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	16 - 26

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4:	Controls and Procedures	26

Part II	Other Information

	Item 1:	Legal Proceedings	26

	Item 2:	Changes in Securities	27

	Item 3:	Defaults Upon Senior Securities	27

	Item 4:	Submission of Matters to a Vote of Security Holders	27

	Item 5:	Other Information	27

	Item 6:	Exhibits and Reports on Form 8-K	29

	Signatures		30

	Certifications		31 - 33




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$156,004	$156,338
Buildings and improvements	1,077,249	1,072,366
Deferred leasing and other charges	39,056	43,038
	1,272,309	1,271,742
Accumulated depreciation and amortization	(487,868)	(481,284)
	784,441	790,458

Minority interest in Operating Partnership	525	3,265

Investment in joint venture	2,958	3,114
Cash and cash equivalents, unrestricted	8,886	14,122
Restricted cash and escrow deposits	10,232	8,967
Tenant and other receivables	15,489	14,813
Deferred charges and other assets	14,979	19,384
Assets from discontinued operations	-	25,309
	$837,510	$879,432

Liabilities and Shareholders' Equity

Debt on income-producing properties	$753,705	$737,566
Accounts payable and other liabilities	36,548	44,569
Liabilities from discontinued operations	-	13,952
	790,253	796,087

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued
at both March 31, 2003 and December 31, 2002	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 33,606,363 and 33,572,694 shares issued at
March 31, 2003 and December 31, 2002, respectively.	335	335
Additional paid-in capital	365,564	365,247
Accumulated deficit	(303,086)	(266,554)
	62,838	99,053
Less common shares held in treasury at cost; 1,534,398
shares at both March 31, 2003 and December 31, 2002	(14,652)	(14,652)

Less preferred shares held in treasury at cost; 25,000 shares at
both March 31, 2003 and December 31, 2002	(929)	(929)

Accumulated other comprehensive loss	-	(127)
	47,257	83,345
	$837,510	$879,432

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)

Rental operations:
Revenues:
Minimum rent	$30,550	$27,953
Percentage rent	1,716	1,537
Property operating cost recoveries	11,433	10,107
Temporary and promotional leasing	2,417	2,121
Utility redistribution income	3,541	3,361
Miscellaneous income	780	644
	50,437	45,723
Property operating costs:
Recoverable operating costs	15,255	13,007
Property administrative costs	740	720
Other operating costs	998	797
Utility redistribution expense	2,602	2,503
Depreciation and amortization	11,671	10,994
	31,266	28,021
	19,171	17,702
Other expenses:
General and administrative	2,848	1,441
Interest	12,668	12,701
Loss on early extinguishment of debt	-	4,314
	15,516	18,456
	3,655	(754)
Property sales:
Gain on sale of outparcel land	54	145
	54	145

Minority interest in Operating Partnership	(4,593)	(1,456)

Loss from continuing operations	(884)	(2,065)

Discontinued operations:
Loss from discontinued operations	(235)	(174)
Loss on asset sales	(13,787)	-
	(14,022)	(174)

Net loss	(14,906)	(2,239)
Dividends on preferred shares	(3,402)	(3,402)
Net loss allocable to common shareholders	$(18,308)	$(5,641)

Per common share information:
Basic and Diluted EPS:
Loss from continuing operations before discontinued
operations, net of preferred dividends	$(0.13)	$(0.21)
Loss from discontinued operations	(0.44)	(0.01)
Net loss	$(0.57)	$(0.22)

Weighted average shares outstanding - basic (000)	32,049	26,208

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2002	$25	$335	$365,247	$(266,554)	$(14,652)	$(929)	$(127)	$83,345

Comprehensive income:
Net loss				(14,906)				(14,906)
Net income on cash-flow
hedging activities							127	127
Total comprehensive loss				(14,906)			127	(14,779)

Issuance of common shares and
DRIP purchases			316					316

Transfer in of limited partner's
interest in the Operating Partnership			1					1

Reduction in minority partner's
ownership interest related to
purchase of Oak Ridge Mall				(11,412)				(11,412)

Dividends paid and accrued:
Preferred shares				(3,402)				(3,402)
Common shares				(6,812)				(6,812)

Balance, March 31, 2003	$25	$335	$365,564	$(303,086)	$(14,652)	$(929)	$-	$47,257





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2003	2002
	(in thousands)

Cash flows from operating activities:
Net loss	$(14,906)	$(2,239)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interest in Operating Partnership	4,593	1,456
Equity earnings in joint venture	(127)	(95)
Depreciation and amortization	12,525	11,763
Operating loss from discontinued operations	235	174
Loss on asset sales	13,787	-
Loss on early extinguishment of debt	-	4,314
Net cash used in discontinued operations	(319)	(54)
Net changes in:
Tenant and other receivables	(663)	2,216
Deferred charges and other assets	3,612	1,935
Restricted cash and escrow deposits	(1,682)	(2,187)
Accounts payable and other liabilities	(8,069)	(11,539)
Net cash provided by operating activities	8,986	5,744

Cash flows from investing activities:
Investment in income-producing properties	(5,567)	(2,873)
Change in investing escrow deposits	(613)	(679)
Distributions from joint venture	190	100
Capital investments in discontinued operations	-	(4)
Net cash used in investing activities	(5,990)	(3,456)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and prepayment penalties	19,532	48,681
Cost of issuance of debt	(11)	(834)
Debt repayments	(2,361)	(41,977)
Dividends and distributions paid on common shares and partnership units	(9,487)	(7,595)
Dividends paid on senior preferred shares	(3,402)	(3,402)
Cash flow support payments	791	765
Net proceeds from the Dividend Reinvestment Plan	316	-
Debt repaid on discontinued operations	(13,610)	(860)
Net cash used in financing activities	(8,232)	(5,222)

Net decrease in cash and cash equivalents	(5,236)	(2,934)

Cash and cash equivalents, beginning of period	14,122	16,999

Cash and cash equivalents, end of period	$8,886	$14,065

Supplemental Cash Flow Data:

Interest paid	$12,227	$12,337
Other comprehensive income - hedging activities	$127	$342

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

The limited partnership interest in the Operating Partnership and the 1.6 million shares in the Company received for two malls transferred in 1993 are currently held by Crown Investments Trust ("Crown Investments") and by Crown American Investment Company (a subsidiary of Crown Investments). Crown Investments is a wholly-owned subsidiary of Crown Holding. While the Company, as general partner, has broad rights and authority to conduct the business, the Operating Partnership agreement provides that the consent of Crown Investments is required for certain actions, including among others, merger, consolidation, dissolution, liquidation, or sale of all or substantially all of the assets of the Operating Partnership.

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

As of March 31, 2003, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Georgia, Wisconsin and Alabama (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under a purchase option) sub-leased to a department store chain ("Westgate anchor pad").

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

The Company is the sole general partner in the Operating Partnership, and at March 31, 2003 the Company held 100% of the preferred partnership interests and 83.81% of the common partnership interests. The Operating Partnership directly owns five malls, the 50% joint venture interest in Palmer Park Mall, Pasquerilla Plaza, and the Anchor Pad. All remaining properties are owned by eight partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership; the remaining 0.5% interests in these second-tier entities are owned by the Company through various wholly-owned subsidiaries. The Operating Partnership owns 100% of Crown American Services Corporation formed in 2002 as a taxable REIT subsidiary to provide labor and other services to the Operating Partnership with respect to certain operating activities. The Operating Partnership also owns 100% of Crown American GC, Inc. formed in 2001 as a taxable REIT subsidiary to sell gift certificates to shoppers at properties owned by the Company. Only the Operating Partnership and Crown American Services Corporation have paid employees. The Operating Partnership manages all properties except the Palmer Park Mall and the Anchor Pad, and also manages other properties for third party owners and provides construction management and other services for third parties.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Carlisle Plaza Mall which was sold in October 2002 and Oak Ridge Mall which was sold in March 2003, are shown as discontinued operations in the accompanying financial statements with all prior periods reclassified. (See Note 6 to the interim Consolidated Financial Statements.) In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At March 31, 2003 Crown Investments and its subsidiary owned 16.19% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 83.81%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on two of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at March 31, 2003 is shown on the Consolidated Balance Sheet as an asset. This asset balance at March 31, 2003 has been limited to $0.5 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $7.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first three months of 2003. On a cumulative basis, $21.9 million of such losses have been absorbed by the Company, through and including March 31, 2003. As described in Note 6 to the interim Consolidated Financial Statements, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall. A further amendment was made to the Support Agreement in connection with the Merger Agreement (see Item 5 herein for further detail).

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. The calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002 would have included approximately 335,000 shares and 256,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted as a result of losses reported by the Company. Because no anti-dilution is permitted, diluted and basic EPS for the three months ended March 31, 2003 and 2002 are identical.

The calculation of pro forma earnings (loss) per share, computed in accordance with FASB statement No. 148 "Accounting for Stock-Based Compensation" is show in the table below:
Three Months ended March 31,
	2003	2002
(thousands of dollars, except per share data)

Net loss allocable to common shares, as reported	$ (18,308)	$ (5,641)
Add: Stock-based employee compensation expense included in
net income	-	-
Deduct: Stock-based employee compensation expense determined
under fair value based method for all awards	(13)	(39)
Pro forma net loss allocable to common shares	$ (18,321)	$ (5,680)

Loss per common share:
Basic and diluted, as reported	$ (0.57)	$ (0.22)
Basic and diluted, pro forma	$ (0.57)	$ (0.22)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company has adopted the provisions of SFAS 145 in the first quarter of 2003 and, consequently, has reclassified the $4.3 million loss on the early extinguishment of debt, which occurred in the first quarter of 2002, from extraordinary to income from continuing operations.

In July 2002, the FASB issued Statement of Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

The Company adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued or modified after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, the Company will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. Adoption of FIN 45 will have no impact to the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of issued guarantees but is not expected to have a material impact to the Company. (See Note 4 to the interim Consolidated Financial Statements.)

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

FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002, and the required disclosures are contained in Note 2 herein.

NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties, excluding debt on discontinued operations, consisted of the following (in thousands):
	March 31, 2003	December 31, 2002

GECC Mortgage Loan	$448,534	$450,422
Permanent loans	162,643	163,116
Secured lines of credit	142,528	124,028
	$753,705	$737,566

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

Permanent Loans

At March 31, 2003, permanent loans consisted of six loans secured by six properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $27.3 million mortgage loan secured by Schuylkill Mall due December 2008 with a fixed interest rate of 7.25%, (2) a $13.7 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%, (3) a $53.3 million mortgage loan secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (4) a $1.4 million Urban Development Action Grant ("UDAG") loan secured by the Company's headquarters office building due October 2006 with 0% interest, (5) a $37.0 million mortgage loan secured by Valley View Mall due October 2009 with a fixed interest rate of 6.15%, and (6) a $30.0 million mortgage loan secured by Wiregrass Commons Mall due November 2005 (excludes two one-year extensions that may be available) with a variable interest rate of LIBOR plus 2.0%. All the loans except the loans on Capital City Mall, Valley View Mall, and Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership.

The proceeds from the $53.3 million loan on Capital City Mall, which closed in January 2002, were used to repay $42.5 million on the former mortgage loan (included a $4.1 prepayment penalty) and $1.7 million of loan closing costs and various loan reserves. The $4.1 million prepayment penalty together with $0.2 million of unamortized deferred financing costs on the previous loan were initially recorded as an extraordinary loss in the Company's Consolidated Statement of Operations during the first quarter of 2002, and have now been reclassified to continuing operations, as required by SFAS 145.

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

At December 31, 2002, $13.6 million of mortgage debt on Oak Ridge Mall was outstanding. This loan was reclassified to "Liabilities from discontinued operations" in the current financial statements as a result of the sale of Oak Ridge Mall on March 31, 2003 as described in Note 6 to the interim Consolidated Financial Statements. This loan was paid off on March 31, 2003 in connection with the sale, primarily using funds drawn from the Company's lines of credit.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties; at March 31, 2003, total borrowing capacity was approximately $153 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility currently is prepayable, subject to an exit fee of approximately $0.8 million, which has been accrued in deferred financing costs and is being amortized over the loan term. Borrowings under this credit facility totaled $139.5 million at March 31, 2003.

In addition to the above facility, the Company has a $6.0 million line with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There was $3.0 million outstanding under this line as of March 31, 2003.

Covenants and Restrictions

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the period ended March 31, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance carriers provided no further rating downgrades occur. In September 2002, the major insurance carrier for general liability coverage was replaced with an insurance company that exceeded the minimum credit ratings as required in the loan documents. In October 2002, two rating agencies further down-graded the remaining insurance carrier and, as of November 12, 2002, all lenders had approved the continued use of this insurance carrier until the April 2003 (property) and September 2003 (workers' compensation, automobile and excess liability) policy renewal dates. Following an expansive marketing effort, management made the decision to renew property coverage with the existing carrier and as of March 3, 2003, all lenders had approved the continuation of property insurance coverage with the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal period in April 2004. The Company has not yet determined what insurance company to use for workers' compensation, automobile and excess liability coverage when those policies renew in September 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in September 2003 (workers' compensation, automobile and excess liability) and April 2004 (property). While management believes that it would be able to replace the downgraded insurance company as part of the normal renewal cycles in September 2003 and April 2004, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and five of the permanent loans with an aggregate principal balance of $581.2 million at March 31, 2003 have fixed interest rates ranging from 6.15% to 7.61% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at March 31, 2003 and 2002 was 7.42% and 7.56%, respectively. All of the remaining loans with an aggregate principal balance of $172.5 million at March 31, 2003 have variable interest rates based on spreads ranging from 2.00% to 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at March 31, 2003 and 2002 were 3.55% and 4.13%, respectively. The weighted average interest rates on variable rate debt during the three months ended March 31, 2003 and 2002 were 3.55% and 4.11%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements is 5.197% and their terms expired on February 1, 2003. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. The current year impact of the mark to market adjustment was to record comprehensive income of $0.1 million for the three months ended March 31, 2003.

Debt Maturities

As of March 31, 2003, the scheduled principal payments on all debt are as follows (in thousands):
Period Ending December 31,

2003 (nine months)	$6,857
2004 (year)	153,072
2005 (year)	41,769
2006 (year)	12,546
2007 (year)	13,193
Thereafter	526,268
$753,705

NOTE 5 - ACQUISITIONS

In late September 2002, the Company completed the acquisition of Valley View Mall, an enclosed regional shopping mall, located in La Crosse, Wisconsin, from The Equitable Life Assurance Society of the United States. Valley View Mall comprises 586,000 square feet of gross leasable area ("GLA"), which includes 37,000 square feet of GLA in a detached strip center. The mall is anchored by Sears, JC Penney, Marshall Fields and Herberger's. The stores occupied by Sears, Marshall Fields and Herberger's, aggregating 256,000 square feet of GLA, together with related parking areas are owned by their anchor occupants. The purchase price, excluding closing costs and expenses, was $49.92 million and was financed by a $37.0 million seven-year fixed rate mortgage loan bearing interest at 6.15%, with the balance funded from the Company's line of credit with GECC. As described in Note 7, in June 2002, the Company raised $47.2 million net proceeds from a common share secondary offering and used those proceeds initially to pay down its line of credit with GECC with the intent of later re-borrowing from the line of credit for acquisitions or for other general corporate purposes.

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

NOTE 6 - DISPOSITIONS

Carlisle Plaza Mall, an enclosed shopping mall with a small adjacent strip center aggregating 342,000 square feet of gross leaseable area located in Carlisle, PA, had been under a contract of sale. During the third quarter, the buyer, Carlisle Realty Partners L.P., an unrelated third party, made sufficient progress in completing its due diligence and other matters such that this asset became classified as held for sale as of September 30, 2002. Carlisle Plaza Mall was sold on October 29, 2002 for $5.8 million, less $0.4 million in closing costs and expenses, which resulted in a gain on sale of approximately $0.4 million after sale costs and expenses, which was recorded in the fourth quarter of 2002. A mortgage loan of approximately $6.0 million was paid off as a part of the sale of this asset, and $0.8 million of Industrial Development bonds related to Carlisle Plaza Mall were paid off in December 2002. As required by Statement of Financial Accounting Standards ("SFAS") No. 144, the operating results of Carlisle Plaza Mall have been shown in the accompanying statements as discontinued operations, and all prior periods have been reclassified.

Oak Ridge Mall ("Oak Ridge"), located in Oak Ridge Tennessee, was sold on March 31, 2003, to Crown Investments Trust ("Crown Investments"), an entity which is owned by Mark E. Pasquerilla, the Company's CEO and President. In connection with the sale, the Cash Flow Support Agreement ("Support Agreement") between the Company and Crown Investments as it relates to Oak Ridge was also amended.

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge, to an unrelated third party. The independent members of the Board of Trustees ("Independent Trustees") concurrently approved an amendment of the Support Agreement regarding the cash flow support obligations of Crown Investments with respect to Oak Ridge. However, the effectiveness of this proposed amendment was expressly conditioned upon the completion of the sale. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge to Crown Investments for estimated fair value of $11.4 million. The $11.4 million purchase price was satisfied through issuance of a promissory note by Crown Investments; such promissory note was then distributed in a nonliquidating distribution to Crown American Investment Company ("CAIC"), effectively reducing CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the approved sale, the Company paid off the current $13.4 million mortgage loan balance on Oak Ridge and assigned to Crown Investments the existing agreement of sale with the third party, as amended. The Company will manage Oak Ridge for a fee on behalf of Crown Investments. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

The sale of Oak Ridge resulted in a loss on sale for financial reporting purposes of $13.8 million which was recorded by the Company in the first quarter of 2003. The reduction in the minority partner's percentage ownership interest, valued at $11.4 million, was recorded in shareholders' equity in the consolidated balance sheet.

In connection with the foregoing, the Independent Trustees also approved amendments to the Support Agreement and to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership. The amendment to the Support Agreement released Oak Ridge from Crown Investments' future obligations under the Support Agreement and reduced the maximum quarterly amount of support payments for the remaining two properties in the Agreement from $1,000,000 to $300,000. Approximately 81% of the $3.1 million in cash flow support for the year ended December 31, 2002 related to Oak Ridge. The amendment to the Limited Partnership Agreement provided for a special allocation of 100 percent of the net tax loss from the sale of Oak Ridge to Crown Investments to the extent of Crown Investments' obligation under the Support Agreement related to Oak Ridge; the remaining tax loss from the sale will be allocated to the partners in accordance with their ownership interests. It is expected that the tax loss should result in a significant portion of the Company's common dividends that may be paid in 2003 being treated as non-taxable return of capital.

As a result of these amendments to the Support Agreement, Crown Investments' percentage ownership interest in the Operating Partnership was reduced by an amount equivalent to 2,600,000 common partnership units. The minority partner's reduction in its ownership interest would have a value of approximately $25.6 million, based on the closing price of the Company's common shares on March 27, 3003 (which was $9.84). Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to March 31, 2003 of $0.67 million, were paid by Crown Investments to the Operating Partnership, and the Operating Partnership made a cash distribution to Crown Investments with respect to the 2,600,000 units for the quarter ended March 31, 2003 equal to $0.56 million. As the minority partner, Crown Investments' obligations to make payments to the Operating Partnership under the Support Agreement have been contingent on the future performance of the subject properties and accordingly have been recorded in the Company's consolidated financial statements as earned.

The Company's 32,071,965 outstanding common partnership units as of March 31, 2003, were unchanged as a result of the above transactions. However, the common percentage ownership interests of the partners in the Operating Partnership did change, as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	76.31%	83.81%
Limited Minority Partners:
Crown Investments Trust	19.44	14.55
Crown American Investment Company	4.25	1.64
Totals	100.00%	100.00%

As required by SFAS No. 144, the operating results of Oak Ridge Mall and Carlisle Plaza Mall have been shown in the accompanying statement as discontinued operations, and all prior periods have been reclassified.

The following represents certain condensed financial statement information on Oak Ridge Mall and Carlisle Plaza Mall for the applicable periods presented in the financial statements (thousands of dollars):
Three Months Ended March 31,
	2003	2002

Oak Ridge Mall:

Total revenues	$ 748	$ 890
Operating loss	$ (235)	$ (233)
Loss on asset sale	$ (13,787)	$ -

Carlisle Plaza Mall:

Total revenues	$ -	$ 604
Operating income	$ -	$ 59
	March 31, 2003	December 31, 2002

Oak Ridge Mall:

Total assets (net)	$ -	$ 25,309
Total liabilities	$ -	$ 13,952

NOTE 7 - COMMON SHARE OFFERING

On June 7, 2002, the Company completed a public offering of 5,000,000 of its common shares of beneficial interest, par value $0.01, at a public offering price of $8.75 per share. In addition to the shares issued above, on June 20, 2002 the Company sold another 750,000 common shares at $8.75 per share with respect to the underwriters' over-allotment options.

The net proceeds to the Company (after deducting underwriting discounts and estimated expenses) of the common offering was approximately $47.2 million. The proceeds from the offering were initially used to pay down the Company's line of credit with GECC; part of these funds were later re-borrowed to supplement the purchases of Valley View Mall and Wiregrass Commons Mall as described in Note 5 to the interim Consolidated Financial Statements.

NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at March 31, 2003 and December 31, 2002 was $5.6 million and $5.4 million, respectively, and is included in Accounts Payable and Other Liabilities.

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

Commitments

The Company has various purchase commitments related to the operations of their mall assets in the normal course of business which are not material to the financial position or liquidity of the Company. The Company also has commitments under signed leases with open tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $2.5 million as of March 31, 2003.

NOTE 9 - SUBSEQUENT EVENT

On May 13, 2003, the Company entered into a definitive merger agreement with Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (NYSE: PEI) ("PREIT"), under which the Company agreed to merge into PREIT. Under the terms of the merger agreement, PREIT will issue to the Company's common shareholders 0.3589 PREIT common shares in exchange for each outstanding common share of the Company in a tax-free, share-for-share transaction. The exchange ratio was determined based on the trailing 20 day average closing prices as of May 12, 2003, and is not subject to change and there is no "collar" or minimum trading price for the shares. As part of the merger, PREIT will issue new preferred shares to the current holders of the Company's outstanding non-convertible senior preferred shares. The terms of the new PREIT preferred shares will be substantially the same as the existing preferred shares of the Company. In addition, PREIT has agreed to assume the Company's mortgage debt, which is further described in Note 4 to the consolidated financial statements in Item 1 of this report. PREIT currently expects to repay the Company's line of credit with General Electric Capital Corporation with proceeds from additional debt financing which PREIT is currently negotiating with prospective lenders together with additional borrowings under PREIT's existing line of credit. The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. Please refer to Item 5 herein for a more complete description of the proposed merger, including the amendment to the Cash Flow Support Agreement.

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

Selected Financial Data

The table on the following page sets forth selected financial data for the Company for the three months ended March 31, 2003 and 2002. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with this table and the interim Consolidated Financial Statements on pages 3 to 16. As described in Note 6 to the interim Consolidated Financial Statements herein, prior period financial statements have been reclassified to reflect the presentation of Carlisle Plaza Mall and Oak Ridge Mall as discontinued operations, as required by Statement of Financial Accounting Standards ("SFAS") No 144. Prior period operating statistics have also been restated to delete the impact of Carlisle and Oak Ridge from all periods. In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations.

Performance Measurement

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

NAREIT defines "Funds from Operations" as net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company excludes gains or losses on sales from previously depreciated properties and includes gains (or losses) from the sale of peripheral land and earned cash flow support under the Support Agreement. In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO. The Company adopted this clarification in 2002. In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations. Funds from Operations as previously reported did not include extraordinary losses from early debt extinguishments, based on NAREIT's definition. However, with the reclassification of such losses from extraordinary losses to income from continuing operations, these losses are now included in Funds from Operations. A reconciliation of net income (loss) determined in conformity with GAAP to Funds from Operations is included on page 18 in Item 2 herein.

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

EBITDA is a second important and widely used financial measure of assessing the performance of real estate operations. The Company defines EBITDA as revenues and gain on sales of outparcel land, less mall operating costs and corporate general and administrative expenses, but before interest, and all depreciation and amortization. A reconciliation of net income determined in conformity with GAAP to EBITDA is included in Item 2 - MD&A. Management believes that EBITDA provides a meaningful measure of operating performance because (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (or NOI), which is generally equivalent to EBITDA except that EBITDA is reduced for corporate general and administrative expenses; and (ii) both NOI and EBITDA are unaffected by the capital structure of the property owner.

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




	Three Months Ended
	March 31,
	2003	2002
	(in thousands)

Selected Financial Data:

EBITDA (1 & 2)	$29,020	$28,801

Funds from Operations (FFO) (1& 2):
Net (loss)	$(14,906)	$(2,239)
Adjustments:
Minority interest in Operating Partnership	4,593	1,456
Loss on asset sales other than outparcels	13,787
Depreciation and amortization - real estate	11,671	10,994
Depreciation in JV and other line items	453	422
Depreciation from discontinued operations	387	400
Cash flow support	791	765
Funds from Operations, before allocations to minority	16,776	11,798
interests and preferred shares
Less:
Amount allocable to preferred shares	(3,402)	(3,402)
Amount allocable to minority interest	(3,117)	(2,295)
Funds from Operations applicable to common shares	$10,257	$6,101

Weighted average common shares outstanding - basic	32,049	26,208
Weighted average common shares outstanding - diluted (3)	32,384	26,464

Cash Flows:
Net cash provided by operating activities	$8,986	$5,744
Net cash (used in) investing activities	$(5,990)	$(3,456)
Net cash (used in) financing activities	$(8,232)	$(5,222)

(1) Funds from Operations and EBITDA are defined on the preceding page.
(2)		EBITDA and Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs , (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance, and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.
(3) Includes 335,000 and 256,000 shares for the three months ended March 31, 2003 and 2002, respectively, for the dilutive effect of stock options under the Company's share incentive plans, computed using the treasury stock method.



 Comparison of Three Months Ended March 31, 2003 to the corresponding period in 2002

- Revenues

Total revenues for the first quarter of 2003 were $50.4 million, up $4.7 million, or 9 percent, from $45.7 million for the same period in 2002. $3.8 million of this increase (or 8%) is attributable to the two acquisitions completed in 2002.

The composition of the remaining increase of $0.9 million is as follows: a) a $0.6 million increase in mall shop and anchor-base minimum rents due to higher rental rates; b) higher temporary and seasonal leasing revenues of $0.1 million, c) higher recovery income of $0.1 million, d) higher miscellaneous revenues and utility income of $0.2 million, e) higher percentage rents of $0.2 million, offset by f) $0.2 million in lower lease buyout income and g) $0.1 million of lower straight-line rents.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the first quarter of 2003 were $19.6 million, an increase of $2.6 million compared to the corresponding period in 2002. $1.3 million of this increase was attributable to the two acquisition properties. The remainder of this increase compared to 2002 was primarily caused by higher insurance, security, real estate taxes, and snow removal costs.

Depreciation and amortization expense for the first quarter of 2003 was $11.7 million, an increase of $0.7 million from the first quarter of 2002. Depreciation and amortization on the acquisition properties totaled $1.1 million in the first quarter of 2003.

- General, Administrative and Interest Expenses:

For the first quarter of 2003, general and administrative expenses were $2.8 million, an increase of $1.4 million from the first quarter of 2002. Substantially all of this increase relates to costs incurred associated with the Company's ongoing evaluation of strategic alternatives.

Interest expense was $12.7 million in both the first quarter of 2003 and in the first quarter of 2002. Interest related to the new loans on the acquisition properties was $0.8 million; other interest costs were $0.8 million lower, primarily due to lower rates on variable-rate debt and to the lower rate and lower outstanding balance on the Schuylkill Mall loan that was amended in the fourth quarter of 2002.

- Gain on Property Sales and Disposals:

There was one outparcel sale in the first quarter of 2003 resulting in a gain of $0.05 million. This compares to a gain of $0.15 million in the first quarter of 2002.

- Discontinued Operations and Loss on Sale of Oak Ridge Mall

As described in Note 6 and in Item 2, Oak Ridge Mall was sold on March 31, 2003 at a loss of $13.8 million. The financial statements for the quarter and for prior periods show Oak Ridge Mall as discontinued operations. Carlisle Plaza Mall which was sold in October 2002 is also shown as discontinued operations in the prior period statements.

- Net Loss:

The net loss for the first quarter of 2003 was $14.9 million compared to net loss of $2.2 million in the first quarter of 2002. After deducting preferred dividends, there was a net loss of $18.3 million applicable to common shares, compared to a net loss of $5.6 million for the first quarter of 2002.

- Funds from Operations:

For the quarter ended March 31, 2003, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $16.8 million, up from $11.8 million in the same quarter of 2002, as restated. FFO in first quarter 2002 was restated to include a $4.3 million loss on the early extinguishment of debt associated with a prepayment penalty and write-off of deferred financing costs from the refinancing of Capital City Mall in January 2002. In 2002, this loss was classified in accordance with GAAP as an "extraordinary item" and, as such, was added back for determining FFO, as defined by NAREIT. This loss was reclassified to continuing operations in accordance with SFAS No. 145 which became effective on January 1, 2003. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $10.3 million, compared to $6.1 million in the same quarter of 2002. The net increase in total FFO of $5.0 million was largely comprised of the following: a) $4.3 million from the reclassification of the 2002 loss on debt refinancing described above, b) a $0.9 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; c) $0.1 million in higher temporary and seasonal leasing revenues; d) lower interest expense of $0.8 million primarily as a result of lower interest rates, e) a $1.7 million contribution from the two acquisition properties, acquired in late 2002, net of $0.8 million in mortgage interest; and f) $0.2 million of higher miscellaneous mall revenues. These positive variances in FFO were partially offset by: g) $0.2 million in lower lease buyout income, h) $0.1 million in lower gain on outparcel sales, i) $1.1 million in higher mall operating costs, net of recoveries, j) $0.2 million in lower anchor base and percentage rents, k) $0.1 million in lower straight-line rents, and l) $1.4 million in higher general and administrative expenses.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the three months ended March 31, 2003 and 2002 (000's):
	Three Months Ended
	March 31,

	2003	2002

Net (loss)	$(14,906)	$(2,239)
Minority interest in Operating Partnership	4,593	1,456
Loss before minority interest	(10,313)	(783)
Interest	12,668	12,701
Depreciation and amortization - real estate	11,671	10,994
Loss on sale of Oak Ridge Mall	13,787	-
Loss on early extinguishment of debt	-	4,314
Interest from discontinued operations	124	528
Depreciation from discontinued operations	387	400
Depreciation in G & A and in recoverable costs	391	342
Interest on 50% joint venture	165	165
Depreciation on 50% joint venture	140	140
Total EBITDA, as reported	$29,020	$28,801

For the three months ended March 31, 2003, EBITDA was $29.0 million compared to $28.8 million for the comparable period of 2002. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, loss on early extinguishment of debt, and preferred share dividends, which are not included in EBITDA, as defined.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts and for losses under the Company's self-insurance program, and the treatment of certain costs as capital or expense. The Company's significant accounting policies are described in more detail in Note 2 to the financial statements included in the Company's 2002 Form 10-K.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company has adopted the provisions of SFAS 145 in the first quarter of 2003 and, consequently, has reclassified the $4.3 million loss on the early extinguishment of debt, which occurred in the first quarter of 2002, from extraordinary to income from continuing operations.

In July 2002, the FASB issued Statement of Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

The Company adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued or modified after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, the Company will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. Adoption of FIN 45 will have no impact to the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and extent of issued guarantees but is not expected to have a material impact to the Company. (See Note 4 to the interim Consolidated Financial Statements.)

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

FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002, and the required disclosures are contained in Note 2 herein.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At March 31, 2003 Crown Investments and its subsidiary owned 16.19% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 83.81%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on two of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account is reduced below zero, and there is a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at March 31, 2003 is shown on the Consolidated Balance Sheet as an asset. This asset balance at March 31, 2003 has been limited to $0.5 million, the estimated amount of cash flow support to be received over the next twelve months. An additional amount of $7.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first three months of 2003. On a cumulative basis, $21.9 million of such losses have been absorbed by the Company, through and including March 31, 2003. As described in Note 6 to the interim Consolidated Financial Statements, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall. A further amendment was made to the Support Agreement in connection with the Merger Agreement (see Item 5 herein for further detail).

Cash Flows for the Quarter Ended March 31, 2003

For the three months ended March 31, 2003, the Company generated $9.0 million in cash flows from operating activities, which includes a negative impact of $6.8 million from changes in receivables, restricted cash and escrow deposits, deferred charges and other assets, and accounts payable and other liabilities. Of this $6.8 million change in working capital items, $5.7 million was attributable to the decrease in mall gift certificate cash balances relating to the sale of gift certificates which peak during the Christmas season and then get redeemed during the first few months of the following year. The Company invested $6.0 million in its existing properties during the first three months of 2003 which included $3.8 million in tenant allowances and associated leasing costs and $1.8 million in various other capital expenditures. The Company used $8.2 million in its financing activities, which included (i) additional borrowings of $19.5 million, net of escrow deposits, issuance costs, and prepayment penalties; (ii) $16.0 million of debt repayments and loan amortization; (iii) $12.9 million of common and preferred dividends; (iv) $0.8 million of cash flow support payments and (v) $0.3 million of proceeds from the Dividend Reinvestment Plan.

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

As described in Note 4 to the interim Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At March 31, 2003 the borrowing capacity was approximately $153 million and the balance outstanding on the line of credit was $139.5 million. As also described in Note 4, twenty-one malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants as of and during the period ended March 31, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies. On March 6, 2002, the lenders approved the continued use of these insurance carriers provided no further rating downgrades occur. In September 2002, the major insurance carrier for general liability coverage was replaced with an insurance company that exceeded the minimum credit ratings as required in the loan documents. In October 2002, two rating agencies further down-graded the remaining insurance carrier and, as of November 12, 2002, all lenders had approved the continued use of this insurance carrier until the April 2003 (property) and September 2003 (workers' compensation, automobile and excess liability) policy renewal dates. Following an expansive marketing effort, management made the decision to renew property coverage with the existing carrier and as of March 3, 2003, all lenders had approved the continuation of property insurance coverage with the downgraded insurance company, provided no further rating downgrades occur, until the time of the next annual policy renewal period in April 2004. The Company has not yet determined what insurance company to use for workers' compensation, automobile and excess liability coverage when those policies renew in September 2003. If further rating downgrades were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled renewal dates in September 2003 (workers' compensation, automobile and excess liability) and April 2004 (property). While management believes that it would be able to replace the downgraded insurance company as part of the normal renewal cycles in September 2003 and April 2004, or sooner if so required due to any future rating downgrades if not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

Sources of capital for non-recurring capital expenditures, such as major building renovations and expansions, acquisitions, and for balloon payments on maturing outstanding indebtedness, are expected to be obtained from additional Company or property financings and refinancings, sale of non-strategic assets, additional equity raised in the public or private markets, and from retained internally generated cash flows, or from combinations thereof. Given the Company's current level of indebtedness, and given the uncertainties concerning future equity and debt capital markets and interest rates, there is no assurance that the Company will be able to secure such future infusions of equity and/or debt financing and refinancings when needed, or at rates or terms that will permit the Company to use the proceeds raised to increase earnings or Funds from Operations. There are no major expansions or renovations planned to occur in 2003 other than construction of a multi-screen theater under a lease with a tenant at Jacksonville Mall, and the expansion of an anchor department store and reduction in mall shop space at West Manchester Mall.

- Financing Activities

On January 3, 2002 the Company closed a $53.3 million loan with a lender secured by its Capital City Mall in Harrisburg, PA with only limited recourse to the Company. The loan bears interest at a stated annual fixed rate of 7.6%, and is interest-only during the first two years, and then amortizes during the last eight years based on a 28-year amortization schedule. Of the total proceeds from the new loan, $42.5 million was used to prepay an existing 8.27% mortgage loan on Capital City Mall, which included a $4.1 million yield maintenance prepayment penalty. This prepayment penalty, together with $0.2 million of unamortized deferred financing costs, was recorded as a loss in January 2002. The remaining proceeds were used for loan closing costs and various loan reserves aggregating $1.7 million, with the balance of $9.1 million of net proceeds available for general corporate purposes for the Company.

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

On May 1, 2002, the Company paid down the mortgage loan on Carlisle Plaza Mall from $9.3 million to $6.0 million in connection with a one-year extension to May 1, 2003. This loan was fully paid off in connection with sale of Carlisle Plaza Mall in October 2002. On March 31, 2003 the Company paid off the $13.4 million mortgage loan on Oak Ridge Mall in connection with its sale; funds for this loan payoff were borrowed under the Company's line of credit.

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

As of March 31, 2003, the scheduled principal payments on all outstanding debt are $6.9 million, $153.1 million, $41.8 million, $12.5 million, and $13.2 million for the years ended December 31, 2003 through 2007, respectively, and $526.3 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2002, 2001, and 2000 were 2.33 to 1, 2.20 to 1, and 2.14 to 1, respectively.

- Property Acquisitions and Dispositions

In September 2002, the Company completed the acquisition of Valley View Mall, an enclosed shopping mall, located in LaCrosse, Wisconsin. The purchase price, excluding closing costs and expenses, of the mall was $49.92 million, and was funded partially by a $37.0 million mortgage loan and partially from the Company's line of credit. See Note 5 to the interim Consolidated Financial Statements.

In November 2002, the Company completed the acquisition of Wiregrass Commons Mall located in Dothan, Alabama, located in the southeastern corner of Alabama adjacent to Georgia and the Florida panhandle. The purchase price excluding closing costs and expenses, was $40.25 million and was financed by a $30.0 million floating rate mortgage loan $4.5 million of borrowings from the Company's line of credit, and the balance in cash. See Note 5 to the interim Consolidated Financial Statements.

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

As described in Note 6 to the interim Consolidated Financial Statements, in March 2003 Oak Ridge Mall was sold to Crown Investments. Oak Ridge Mall ("Oak Ridge"), located in Oak Ridge, Tennessee, was classified as held for operating purposes at December 31, 2002 under SFAS 144. Oak Ridge had an aggregate net real estate carrying value of $25.2 million and debt of $13.6 million as of December 31, 2002.

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge, to an unrelated third party. The independent members of the Board of Trustees ("Independent Trustees") concurrently approved an amendment of the Support Agreement (see Note 6 to the interim Consolidated Financial Statements) regarding the cash flow support obligations of Crown Investments with respect to Oak Ridge. However, the effectiveness of this proposed amendment was expressly conditioned upon the completion of the sale. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge to Crown Investments for estimated fair value of $11.4 million. The $11.4 million purchase price was be satisfied through issuance of a promissory note by Crown Investments; such promissory note was then distributed in a non-liquidating distribution to Crown American Investment Company ("CAIC"), effectively reducing CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the approved sale, the Company paid off the current $13.4 million mortgage loan balance on Oak Ridge and assigned to Crown Investments the existing agreement of sale with the third party, as amended. The Company will manage Oak Ridge for a fee on behalf of Crown Investments. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

The sale of Oak Ridge resulted in a loss on sale for financial reporting purposes of $13.8 million which was recorded by the Company in the first quarter of 2003. The reduction in the minority partner's percentage ownership interest, valued at $11.4 million, was recorded in shareholders' equity in the consolidated balance sheet.

In connection with the foregoing, the Independent Trustees also approved amendments to the Support Agreement and to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership. The amendment to the Support Agreement released Oak Ridge from Crown Investments' future obligations under the Support Agreement and reduced the maximum quarterly amount of support payments for the remaining two properties in the Agreement from $1,000,000 to $300,000. Approximately 81% of the $3.1 million in cash flow support for the year ended December 31, 2002 related to Oak Ridge. The amendment to the Limited Partnership Agreement provided for a special allocation of 100 percent of the net tax loss from the sale of Oak Ridge to Crown Investments to the extent of Crown Investments' obligation under the Support Agreement related to Oak Ridge; the remaining tax loss from the sale will be allocated to the partners in accordance with their ownership interests. It is expected that the tax loss should result in a significant portion of the Company's common dividends that may be paid in 2003 being treated as non-taxable return of capital.

As a result of these amendments to the Support Agreement, Crown Investments' percentage ownership interest in the Operating Partnership was reduced by an amount equivalent to 2,600,000 common partnership units. The minority partner's reduction in its ownership interest would have a value of approximately $25.6 million, based on the closing price of the Company's common shares on March 27, 2003 (which was $9.84). Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to March 31, 2003 of $0.67 million, were paid by Crown Investments to the Operating Partnership, and the Operating Partnership made a cash distribution to Crown Investments with respect to the 2,600,000 units for the quarter ended March 31, 2003 equal to $0.56 million. As the minority partner, Crown Investments' obligations to make payments to the Operating Partnership under the Support Agreement have been contingent on the future performance of the subject properties and accordingly have been recorded in the Company's consolidated financial statements as earned.

The Company's 32,071,965 outstanding common partnership units as of March 31, 2003, were unchanged as a result of the above transactions. However, the common percentage ownership interests of the partners in the Operating Partnership did change, as summarized in the following table:
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

    Proposed Merger Agreement

On May 13, 2003, the Company entered into a definitive merger agreement with Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (NYSE: PEI) ("PREIT"), under which the Company agreed to merge into PREIT. Under the terms of the merger agreement, PREIT will issue to the Company's common shareholders 0.3589 PREIT common shares in exchange for each outstanding common share of the Company in a tax-free, share-for-share transaction. The exchange ratio was determined based on the trailing 20 day average closing prices as of May 12, 2003, and is not subject to change and there is no "collar" or minimum trading price for the shares. As part of the merger, PREIT will issue new preferred shares to the current holders of the Company's outstanding non-convertible senior preferred shares. The terms of the new PREIT preferred shares will be substantially the same as the existing preferred shares of the Company. In addition, PREIT has agreed to assume the Company's mortgage debt, which is further described in Note 4 to the consolidated financial statements in Item 1 of this report. PREIT currently expects to repay the Company's line of credit with General Electric Capital Corporation with proceeds from additional debt financing which PREIT is currently negotiating with prospective lenders together with additional borrowings under PREIT's existing line of credit. The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. Please refer to Item 5 herein for a more complete description of the proposed merger.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at March 31, 2003.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with its $172.5 million of variable-rate debt, which represents 23% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Period ending December 31,
						2008 and
	2003	2004	2005	2006	2007	thereafter
	(nine months)	(year)	(year)	(year)	(year)

Long-term debt
Fixed rate debt	$6.9	$10.5	$11.8	$12.5	$13.2	$526.3
Average rate debt	7.16%	7.20%	7.18%	7.26%	7.43%	7.43%
Variable rate debt	-	$142.5	$30.0	-	-	-
Average interest rate	-	3.56%	3.31%	-	-	-

Interest rate risk for the Company increased during the three months ended March 31, 2003 due to an increase in variable rate debt from $132.6 million at December 31, 2002 (including debt related to discontinued operations) to $172.5 million at March 31, 2003. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases.

A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.2 million based on the level of variable rate debt outstanding at March 31, 2003.

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

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

Proposed Merger with Pennsylvania Real Estate Investment Trust

On May 13, 2003, the Company entered into a definitive merger agreement with Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (NYSE: PEI) ("PREIT"), under which the Company agreed to merge into PREIT. The boards of trustees of PREIT and the Company have unanimously approved the merger.

Under the terms of the merger agreement, PREIT will issue to the Company's common shareholders 0.3589 PREIT common shares in exchange for each outstanding common share of the Company in a tax-free, share-for-share transaction. The exchange ratio was determined based on the trailing 20 day average closing prices as of May 12, 2003, and is not subject to change and there is no "collar" or minimum trading price for the shares.

As part of the merger, PREIT will issue new preferred shares to the current holders of the Company's outstanding non-convertible senior preferred shares. The terms of the new PREIT preferred shares will be substantially the same as the existing preferred shares of the Company. In addition, PREIT has agreed to assume the Company's mortgage debt, which is further described in Note 4 to the consolidated financial statements in Item 1 of this report. PREIT currently expects to repay the Company's line of credit with General Electric Capital Corporation with proceeds from additional debt financing which PREIT is currently negotiating with prospective lenders together with additional borrowings under PREIT's existing line of credit.

On the effective date of the merger, PREIT's board of trustees will be increased by two. Mark E. Pasquerilla, the Company's Chairman, Chief Executive Officer and President, and one other member of the Company's current Board of Trustees to be selected by PREIT will serve on PREIT's board of trustees as the two additional members.

The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. The Company and PREIT intend to file a joint registration statement on Form S-4 (which will include a joint proxy statement/prospectus and other relevant documents) with the United States Securities and Exchange Commission (the "SEC") concerning the merger. Crown expects to call a meeting of its shareholders to approve the proposed merger and will mail the joint proxy statement/prospectus to its shareholders in connection with the merger. Certain of the Company's trustees and executive officers, including Mark E. Pasquerilla, have agreed to vote in favor of the merger.

Under the terms of the merger agreement, a termination fee of $20 million will be payable to either the Company or PREIT if the merger is not completed in certain specified circumstances.

Prior to the closing of the merger, the Company intends to continue to pay its quarterly dividends to its common and preferred shareholders.

A copy of the merger agreement has been filed as Exhibit 2.1 to this report and is incorporated herein by reference.

Amendment to the Cash Flow Support Agreement and the Partnership Agreement of the Operating Partnership's

In connection with their approval of the merger, the Company's Independent Trustees also approved amendments to the Support Agreement and to the Operating Partnership's partnership agreement, which were effective on May 13, 2003. Under the terms of the amendments, the Company agreed to terminate Crown Investments' obligations to make any further contributions to the Operating Partnership and to terminate all of Crown Investments' remaining obligations under the Support Agreement. As a result of these amendments, Crown Investments' percentage ownership in the Operating Partnership was reduced by an amount equivalent to 500,000 common partnership units. In connection with the sale of Oak Ridge Mall to Crown Investments (as further in Note 6 to the consolidated financial statements in Item 1), Crown Investments' percentage ownership in the Operating Partnership was reduced by an amount equal to 2,600,000 common partnership units.

The Company's 32,077,961 outstanding common partnership units as of May 13, 2003, will remain unchanged as a result of the amendments. However, the common percentage ownership interests of the partners in the Operating Partnership will change, as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	83.81%	84.92%
Limited Minority Partners:
Crown Investments	14.55	13.42
Crown American Investment Company	1.64	1.66
Totals	100.00%	100.00%

As a result of the reductions in the percentage ownership interests held by Crown Investments and Crown American Investment Company in the Operating Agreement, on the effective date of the merger, PREIT has agreed to issue 0.2053 of its operating partnership units in exchange for each outstanding partnership unit of the Company's Operating Partnership held by Crown Investments and Crown American Investment Company.

Shareholder Proposals for the 2003 Annual Meeting of Shareholders

Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Act"), requires that a shareholder intending to submit a proposal to be considered at a company's annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to shareholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year's annual meeting. In addition, the advance notice provisions in the Company's bylaws require that a shareholder intending to submit a proposal to be considered at the Company's annual meeting must notify the Company's secretary of such proposal at least 60 days but not more than 90 days prior to the first anniversary of the preceding year's annual meeting, or, if the date of the current annual meeting has been delayed by more than 60 days from the date of the preceding year's annual meeting, then notice by the shareholder must be delivered to the Company's secretary by the later of the 60th day prior to the date of the current annual meeting or the tenth day following the date on which the Company first publicly announces the date of its current annual meeting.

As further described above, the Company has entered into a definitive merger agreement to merge into PREIT, and the Company intends to call a meeting of its shareholders to approve the proposed merger. In light of the proposed merger and related meeting of shareholders to approve the proposed merger, the Company does not intend to hold a separate annual meeting of shareholders in 2003.

 Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger dated as of May 13, 2003 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P. (b)
2.2	Crown Partnership Distribution Agreement dated May 13, 2003 between Crown American Realty Trust and Crown American Properties, L.P. (b)
2.3	Crown Partnership Contribution Agreement dated May 13, 2003 between Crown American Properties, L.P. and PREIT Associates L.P. (b)
3.1	Second Amended and Restated Declaration of Trust of the Company (a)
3.2	Bylaws of the Company (a)
4.1	See Second Amended and Restated Declaration of Trust of the Company, (Exhibit 3.1) (a)
4.2	Articles Supplementary Classifying and Designating a Series of Preferred Shares (filed as Exhibit 4.4 to the Company's Amendment No. 2 to Registration Statement on Form S-3, filed on June 27, 1997)
4.3	Form of Preferred Share Certificate (filed as Exhibit 4.5 to the Company's Amendment No. 2 to Registration Statement of Form S-3, filed on June 27, 1997)
10.2 (i)	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of Crown American Properties, L.P. dated May 13, 2003 (b)
10.11(d)	Fourth Amendment to Amended and Restated Cash Flow Support Agreement dated May 13, 2003 (b)
10.25	Amendment to Rights Agreement dated May 13, 2003 between Crown American Realty Trust and American Stock Transfer and Trust Company (b)
10.26	Agreement of Exchange dated May 13, 2003 between Crown Investments Trust and Crown American Properties, L.P. (b)
10.27	Form of Voting Agreements for: Independent Trustees; Mark E. Pasquerilla; and Officers and Non-Independent Trustees (b)
99.1	Press release dated May 14, 2003
99.2	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (b)
(a)
Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993
(b)
Filed herewith

(b) Reports on Form 8-K

On May 14, 2003, the Company furnished to the Securities and Exchange Commission on Form 8-K its regular quarterly earnings release and its First Quarter 2003 Supplemental Financial and Operational Information Package for analysts and investors.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: May 15, 2003	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: May 15, 2003	CROWN AMERICAN REALTY TRUST
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Terry L. Stevens
Name: Terry L. Stevens
Title: Chief Financial Officer

CERTIFICATIONS

Pursuant to 18 U.S.C. Section1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

/s/ Mark E. Pasquerilla

Name: Mark E. Pasquerilla

Title: President & Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, the undersigned officer for Crown American Realty Trust (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

/s/ Terry L. Stevens

Name: Terry L. Stevens

Title: Executive Vice President and

Chief Financial Officer