Form 10-Q
period 2003-06-30
CROWN AMERICAN REALTY TRUST
filed 2003-08-14
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number:  1-12216

CROWN AMERICAN REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland

(State or other jurisdiction of incorporation or organization)

25-1713733

(IRS Employer Identification No.)

Pasquerilla Plaza, Johnstown, Pennsylvania  15901

(Address of principal executive offices)

(814) 536-4441

(Registrant's telephone number)

As of July 31, 2003, 32,493,861 Common Shares of Beneficial Interest of the registrant were issued and outstanding.

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

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended June 30, 2003

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

		Consolidated Statements of Operations for the three and six months ended
		June 30, 2003 and 2002	4

		Consolidated Statements of Shareholders' Equity for the six months ended
		June 30, 2003	5

		Consolidated Statements of Cash Flows for the six months ended
		June 30, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7 - 17

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	17 - 28

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4:	Controls and Procedures	29

Part II	Other Information

	Item 1:	Legal Proceedings	29

	Item 2:	Changes in Securities	30

	Item 3:	Defaults Upon Senior Securities	30

	Item 4:	Submission of Matters to a Vote of Security Holders	30

	Item 5:	Other Information	30

	Item 6:	Exhibits and Reports on Form 8-K	30

	Signatures		31




CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$156,176	$156,338
Buildings and improvements	1,085,762	1,072,366
Deferred leasing and other charges	39,543	43,038
	1,281,481	1,271,742
Accumulated depreciation and amortization	(499,229)	(481,284)
	782,252	790,458

Minority interest in Operating Partnership	-	3,265

Investment in joint venture	2,747	3,114
Cash and cash equivalents, unrestricted	11,437	14,122
Restricted cash and escrow deposits	11,102	8,967
Tenant and other receivables	13,200	14,813
Deferred charges and other assets	14,415	19,384
Assets from discontinued operations	-	25,309
	$835,153	$879,432

Liabilities and Shareholders' Equity

Debt on income-producing properties	$753,689	$737,566
Accounts payable and other liabilities	41,904	44,569
Liabilities from discontinued operations	-	13,952
	795,593	796,087

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued
at both June 30, 2003 and December 31, 2002	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 33,829,159 and 33,572,694 shares issued at
June 30, 2003 and December 31, 2002, respectively.	338	335
Additional paid-in capital	367,038	365,247
Accumulated deficit	(312,260)	(266,554)
	55,141	99,053
Less common shares held in treasury at cost; 1,534,398
shares at both June 30, 2003 and December 31, 2002	(14,652)	(14,652)

Less preferred shares held in treasury at cost; 25,000 shares at
both June 30, 2003 and December 31, 2002	(929)	(929)

Accumulated other comprehensive loss	-	(127)
	39,560	83,345
	$835,153	$879,432

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$30,464	$27,903	$61,014	$55,856
Percentage rent	1,436	1,507	3,152	3,044
Property operating cost recoveries	11,093	9,753	22,526	19,860
Temporary and promotional leasing	2,404	2,098	4,821	4,219
Utility redistribution income	3,355	3,359	6,896	6,720
Miscellaneous income	719	460	1,499	1,104
	49,471	45,080	99,908	90,803

Property operating costs:
Recoverable operating costs	14,381	12,579	29,636	25,586
Property administrative costs	806	715	1,546	1,435
Other operating costs	903	546	1,901	1,343
Utility redistribution expense	2,533	2,700	5,135	5,203
Depreciation and amortization	12,084	10,679	23,755	21,673
	30,707	27,219	61,973	55,240
	18,764	17,861	37,935	35,563
Other expenses:
General and administrative	3,130	1,429	5,978	2,870
Interest	12,743	12,616	25,411	25,317
Loss on early extinguishment of debt	-	-	-	4,314
	15,873	14,045	31,389	32,501
	2,891	3,816	6,546	3,062

Property sales, disposals and adjustments:
Gain (loss) on sale of outparcel land	29	(51)	83	94
	29	(51)	83	94

Minority interest in Operating Partnership	(1,750)	(1,300)	(6,343)	(2,756)

Income from continuing operations	1,170	2,465	286	400

Discontinued operations:
Loss from discontinued operations	-	(243)	(235)	(417)
Loss on asset sales	-	-	(13,787)	-
	-	(243)	(14,022)	(417)

Net income (loss)	1,170	2,222	(13,736)	(17)
Dividends on preferred shares	(3,404)	(3,404)	(6,806)	(6,806)
Net loss applicable to common shareholders	$(2,234)	$(1,182)	$(20,542)	$(6,823)

Per common share information:
Basic and Diluted EPS:
Loss from continuing operations before
discontinued operations, net of preferred
dividends	$(0.07)	$(0.03)	$(0.20)	$(0.23)
Loss from discontinued operations	-	(0.01)	(0.44)	(0.02)
Net loss	$(0.07)	$(0.04)	$(0.64)	$(0.25)

Weighted average shares outstanding - (000)	32,170	27,619	32,110	26,918

	The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2002	$25	$335	$365,247	$(266,554)	$(14,652)	$(929)	$(127)	$83,345

Comprehensive income:
Net loss				(13,736)				(13,736)
Net income on cash-flow
hedging activities				-			127	127
Total comprehensive loss				(13,736)			127	(13,609)

Issuance of common shares and
DRIP purchases		3	1,905					1,908

Transfer in of limited partner's
interest in the Operating Partnership			(114)					(114)

Reduction in minority partner's
ownership interest related to
purchase of Oak Ridge Mall				(11,412)				(11,412)

Dividends paid and accrued:
Preferred shares				(6,806)				(6,806)
Common shares				(13,752)				(13,752)

Balance, June 30, 2003	$25	$338	$367,038	$(312,260)	$(14,652)	$(929)	$-	$39,560

The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2003	2002
	(in thousands)

Cash flows from operating activities:
Net loss	$(13,736)	$(17)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interest in Operating Partnership	6,343	2,756
Equity earnings in joint venture	(253)	(191)
Depreciation and amortization	25,450	23,288
Operating loss from discontinued operations	235	417
Loss on asset sales	13,787	-
Loss on early extinguishment of debt	-	4,314
Net cash used in discontinued operations	(319)	332
Net changes in:
Tenant and other receivables	1,626	1,120
Deferred charges and other assets	3,795	2,441
Restricted cash and escrow deposits	(2,088)	(1,983)
Accounts payable and other liabilities	(3,203)	(12,877)
Net cash provided by operating activities	31,637	19,600

Cash flows from investing activities:
Investment in income-producing properties	(15,379)	(7,006)
Change in investing escrow deposits	(1,062)	(557)
Distributions from joint venture	435	220
Capital investments in discontinued operations	-	(51)
Net cash used in investing activities	(16,006)	(7,394)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and prepayment penalties	24,707	48,797
Cost of issuance of debt	-	(967)
Debt repayments	(7,576)	(92,928)
Dividends and distributions paid on common shares and partnership units	(17,810)	(15,283)
Dividends paid on senior preferred shares	(6,806)	(6,806)
Cash flow support payments	871	1,529
Net proceeds from the issuance of common shares and the Dividend Reinvestment Plan	1,908	47,291
Debt repaid on discontinued operations	(13,610)	(4,702)
Net cash used in financing activities	(18,316)	(23,069)

Net decrease in cash and cash equivalents	(2,685)	(10,863)

Cash and cash equivalents, beginning of period	14,122	16,999

Cash and cash equivalents, end of period	$11,437	$6,136

Supplemental Cash Flow Data:

Interest paid	$24,516	$24,562
Other comprehensive income - hedging activities	$127	$377

The accompanying notes are an integral part of these statements.





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

Simultaneously with the public offering, Crown Associates and an affiliate transferred the Initial Properties and the management operations into the Company, the Operating Partnership, or Crown American Financing Partnership (the "Financing Partnership"), a partnership which is 99.5% owned by the Operating Partnership and 0.5% owned by the Company.

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

As of June 30, 2003, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Georgia, Wisconsin and Alabama (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under a purchase option) sub-leased to a department store chain ("Westgate anchor pad").

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the GECC Mortgage Loans (described below) and other debt instruments, and trends in the national and local economy, including interest rates, income tax laws, governmental regulations and legislation and population trends.

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

The Company is the sole general partner in the Operating Partnership, and at June 30, 2003 the Company held 100% of the preferred partnership interests and 85.01% of the common partnership interests in the Operating Partnership. The Operating Partnership directly owns five malls, the 50% joint venture interest in Palmer Park Mall, Pasquerilla Plaza, and the Anchor Pad. All remaining properties are owned by eight partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership; the remaining 0.5% interests in these second-tier entities are owned by the Company through various wholly-owned subsidiaries. The Operating Partnership owns 100% of Crown American Services Corporation formed in 2002 as a taxable REIT subsidiary to provide labor and other services to the Operating Partnership with respect to certain operating activities. The Operating Partnership also owns 100% of Crown American GC, Inc. formed in 2001 as a taxable REIT subsidiary to sell gift certificates to shoppers at properties owned by the Company. Only the Operating Partnership and Crown American Services Corporation have paid employees. The Operating Partnership manages all properties except the Palmer Park Mall and the Anchor Pad, and also manages other properties for third party owners and provides construction management and other services for third parties.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K as amended on Form 8-K, dated June 19, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At June 30, 2003 Crown Investments and its subsidiary owned 14.99% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 85.01%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on three of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account was reduced below zero, and there was a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 was limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. As described in Note 6 to the interim Consolidated Financial Statements, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall and due to the Merger Agreement (as described below). As a result of these amendments the minority partner has no further obligation to make cash flow support payments to the Operating Partnership and the minority interest balance at June 30, 2003 is zero. An additional amount of $9.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first six months of 2003. On a cumulative basis, $23.9 million of such losses have been absorbed by the Company, through and including June 30, 2003.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. The calculation of diluted earnings per share for the six months ended June 30, 2003 and 2002 would have included approximately 326,000 shares and 413,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted as a result of losses reported by the Company. Because no anti-dilution is permitted, diluted and basic EPS are identical.

The calculation of pro forma earnings (loss) per share, computed in accordance with FASB statement No. 148 "Accounting for Stock-Based Compensation" is show in the table below:
Six Months ended June 30,
	2003	2002
(thousands of dollars, except per share data)

Net loss allocable to common shares, as reported	$ (20,542)	$ (6,823)
Add: Stock-based employee compensation expense included in
net income	-	-
Deduct: Stock-based employee compensation expense determined
under fair value based method for all awards	(22)	(67)
Pro forma net loss allocable to common shares	$ 20,564	$ (6,890)

Loss per common share:
Basic and diluted, as reported	$ (0.64)	$ (0.25)
Basic and diluted, pro forma	$ (0.64)	$ (0.26)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company has adopted the provisions of SFAS 145 in the first quarter of 2003 and, consequently, has reclassified the $4.3 million loss on the early extinguishment of debt, which occurred in the first quarter of 2002, from an extraordinary loss to income from continuing operations.

In July 2002, the FASB issued Statement of Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other provisions, the Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The implementation of this Statement has had no impact on the Company's results of operations or financial position.

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

FIN 46, "Consolidation of Variable Interest Entities," is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity, the Company must disclose the nature, purpose, size and activity of the variable interest entity and the Company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company has adopted this requirement as of January 31, 2003, and no variable interest entities were identified.

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

FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with limited exceptions, and its provisions are to be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have any impact on its results of operations or its financial position, as the Company does not currently have any derivatives or hedging activities.

FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. Certain financial instruments which had previously been classified as equity may now have to be classified as a liability if they meet the provisions of SFAS 150. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the implementation of this Statement will not have a material impact on the Company's results of operations or financial position.

NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties, excluding debt on discontinued operations, consisted of the following (in thousands):
	June 30, 2003	December 31, 2002

GECC Mortgage Loan	$446,794	$450,422
Permanent loans	162,167	163,116
Secured lines of credit	144,728	124,028
	$753,689	$737,566

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

Permanent Loans

At June 30, 2003, permanent loans consisted of six loans secured by six properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $27.0 million mortgage loan secured by Schuylkill Mall due December 2008 with a fixed interest rate of 7.25%, (2) a $13.7 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%, (3) a $53.3 million mortgage loan secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (4) a $1.3 million Urban Development Action Grant ("UDAG") loan secured by the Company's headquarters office building due October 2006 with 0% interest, (5) a $37.0 million mortgage loan secured by Valley View Mall due October 2009 with a fixed interest rate of 6.15%, and (6) a $30.0 million mortgage loan secured by Wiregrass Commons Mall due November 2005 (excludes two one-year extensions that may be available) with a variable interest rate of LIBOR plus 2.0%. All the permanent loans except the loans on Capital City Mall, Valley View Mall, and Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership.

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

At December 31, 2002, $13.6 million of mortgage debt on Oak Ridge Mall was outstanding. This loan was reclassified to "Liabilities from discontinued operations" in the current financial statements as a result of the sale of Oak Ridge Mall on March 31, 2003 as described in Note 6 to the interim Consolidated Financial Statements. This loan was paid off on March 31, 2003 in connection with the sale, primarily using funds drawn from the Company's secured lines of credit.

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties securing the line of credit; at June 30, 2003, total borrowing capacity was approximately $163 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility currently is prepayable, subject to an exit fee of approximately $0.8 million, which has been accrued in deferred financing costs and is being amortized over the loan term. Borrowings under this credit facility totaled $144.7 million at June 30, 2003.

In addition to the above facility, the Company has a $6.0 million line of credit with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There were no amounts outstanding under this line as of June 30, 2003.

Covenants and Restrictions

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants or had received appropriate lender waivers as of and during the period ended June 30, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies, and one of these two insurance companies has been downgraded three times. The Company has replaced the downgraded insurance company that had provided general liability coverage with an insurance company whose ratings currently exceed the loan requirements. With respect to the other insurance company, in each instance all lenders have approved the continued use of the insurance carrier provided no further rating downgrades occur. The current lender approvals are effective until the insurance renewal dates in April 2004 (for property coverage) and September 2004 (for workers' compensation, automobile and excess liability coverages). If a further rating downgrade were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled policy renewal dates in April and September 2004. While management believes that it would be able to replace the downgraded insurance company as part of the normal policy renewal cycles, or sooner if so required due to any future rating downgrade not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and five of the permanent loans with an aggregate principal balance of $579.0 million at June 30, 2003 have fixed interest rates ranging from 6.15% to 7.61% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at June 30, 2003 and 2002 was 7.4% and 7.6%, respectively. All of the remaining loans with an aggregate principal balance of $174.7 million at June 30, 2003 have variable interest rates based on spreads ranging from 2.00% to 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at June 30, 2003 and 2002 were 3.5% and 4.1%, respectively. The weighted average interest rates on variable rate debt during the six months ended June 30, 2003 and 2002 were 3.5% and 4.1%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements was 5.197% and their terms expired on February 1, 2003. The Company designated this transaction as a cash flow hedge of a floating-rate liability and applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions was recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. The current year impact of the mark to market adjustment was to record comprehensive income of $0.1 million for the six months ended June 30, 2003.

Debt Maturities

As of June 30, 2003, the scheduled principal payments on all debt are as follows (in thousands):
Period Ending December 31,

2003 (six months)	$4,641
2004 (year)	155,272
2005 (year)	41,769
2006 (year)	12,546
2007 (year)	13,193
Thereafter	526,268
$753,689

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

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge to Crown Investments for estimated fair value of $11.4 million. The $11.4 million purchase price was satisfied through issuance of a promissory note by Crown Investments. The promissory note was then distributed in a nonliquidating distribution to Crown American Investment Company ("CAIC"), effectively reducing CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the sale, the Company paid off the current $13.4 million mortgage loan balance on Oak Ridge and assigned to Crown Investments the existing agreement of sale with the third party, as amended. The Company will manage Oak Ridge for a fee on behalf of Crown Investments. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

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

As a result of these amendments to the Support Agreement, Crown Investments' percentage ownership interest in the Operating Partnership was reduced by an amount equivalent to 2,600,000 common partnership units. The minority partner's reduction in its ownership interest would have a value of approximately $25.6 million, based on the closing price of the Company's common shares on March 27, 2003 (which was $9.84). Amounts owed under the Support Agreement for Oak Ridge Mall from January 1 to March 31, 2003 of $0.67 million, were paid by Crown Investments to the Operating Partnership, and the Operating Partnership made a cash distribution to Crown Investments with respect to the 2,600,000 common partnership units for the quarter ended March 31, 2003 equal to $0.56 million. As the minority partner, Crown Investments' obligations to make payments to the Operating Partnership under the Support Agreement have been contingent on the future performance of the subject properties and accordingly have been recorded in the Company's consolidated financial statements as earned.

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

The following represents certain condensed financial statement information on Oak Ridge Mall and Carlisle Plaza Mall for the applicable periods presented in the financial statements (in thousands of dollars):
Six Months Ended June 30,
	2003	2002

Oak Ridge Mall:

Total revenues	$ 748	$ 1,735
Operating loss	$ (235)	$ (466)
Loss on asset sale	$ (13,787)	$ -

Carlisle Plaza Mall:

Total revenues	$ -	$ 1,049
Operating income	$ -	$ 49

	June 30, 2003	December 31, 2002

Oak Ridge Mall:

Total assets (net)	$ -	$ 25,309
Total liabilities	$ -	$ 13,952

- Proposed Merger with Pennsylvania Real Estate Investment Trust

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

As part of the merger, PREIT will issue new preferred shares to the current holders of the Company's outstanding non-convertible senior preferred shares. The terms of the new PREIT preferred shares will be substantially the same as the existing preferred shares of the Company. In addition, PREIT has agreed to assume the Company's mortgage debt, described in Note 4 to the interim Consolidated Financial Statements. PREIT currently expects to repay the Company's secured revolving credit facility with GECC with proceeds from additional debt financing which PREIT is currently negotiating with prospective lenders together with additional borrowings under PREIT's existing line of credit.

On the effective date of the merger, PREIT's board of trustees will be increased by two. Mark E. Pasquerilla, the Company's Chairman, Chief Executive Officer and President, and one other member of the Company's current Board of Trustees to be selected by PREIT will serve on PREIT's board of trustees as the two additional members.

The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. PREIT filed a registration statement on Form S-4 (which included a joint proxy statement/prospectus and other relevant documents) with the United States Securities and Exchange Commission (the "SEC") concerning the merger on August 12, 2003. The Company expects to call a meeting of its shareholders to approve the proposed merger and will mail the joint proxy statement/prospectus to its shareholders in connection with the merger. Certain of the Company's trustees and executive officers, including Mark E. Pasquerilla, have agreed to vote in favor of the merger.

Under the terms of the merger agreement, a termination fee of up to $20 million will be payable to either the Company or PREIT by the other party if the merger is not completed in certain specified circumstances.

Prior to the closing of the merger, the Company intends to continue to pay its quarterly dividends to its common and preferred shareholders.

In connection with entering into the merger agreement with PREIT, the Company's Independent Trustees approved another amendment to the Support Agreement under which Crown Investment's percentage ownership in the Operation Partnership was further reduced by an amount equivalent to 500,000 common partnership units effective on May 13, 2003. In consideration of this reduction in its ownership interest, Crown Investments is no longer obligated to make payments under the Support Agreement after May 13, 2003. The reduction in ownership interest had a value of approximately $5.3 million, based on the closing price of the Company's common shares on May 12, 2003 (which was $10.69). Amounts owed to the Company under the Support Agreement for the period from April 1 to May 13, 2003 were $0.08 million and were paid by Crown Investments to the Operating Partnership; the Operating Partnership made a non-pro-rata cash distribution to Crown Investments with respect to the 500,000 units for the period from January 1 to May 13, 2003 of $0.16 million.

As a result of the May 13, 2003 amendment to the Support Agreement and the related reduction in Crown Investments' ownership interest, the common ownership interests of the partners in the Operating Partnership changed as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	83.81%	84.92%
Limited Minority Partners:
Crown Investments Trust	14.55%	13.42%
Crown American Investment Company	1.64%	1.66%
Totals	100.00%	100.00%

As a result of the reductions in the percentage ownership interests held by Crown Investments and CAIC in the Operating Agreement, on the effective date of the merger, PREIT has agreed to issue 0.2053 of its operating partnership units in exchange for each outstanding partnership unit of the Company's Operating Partnership held by Crown Investments and CAIC.

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

NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at June 30, 2003 and December 31, 2002 was $5.4 million and $5.4 million, respectively, and is included in Accounts Payable and Other Liabilities.

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

Commitments

The Company has various purchase commitments related to the operations of their mall assets in the normal course of business which are not material to the financial position or liquidity of the Company. The Company also has commitments under signed leases with open tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $3.0 million as of June 30, 2003.

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

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the interim Consolidated Financial Statements on pages 3 to 16. As described in Note 6 to the interim Consolidated Financial Statements herein, prior period financial statements have been reclassified to reflect the presentation of Carlisle Plaza Mall and Oak Ridge Mall as discontinued operations, as required by Statement of Financial Accounting Standards ("SFAS") No 144. Prior period operating statistics have also been restated to delete the impact of Carlisle and Oak Ridge from all periods. In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations.

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



The following information is provided to reconcile net income which the Company believes is the most directly comparable GAAP number to FFO for the periods indicated.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2003	2002	2003	2002
		(in thousands)

	Net income (loss)	$1,170	$2,222	$(13,736)	$(17)
	Adjustments:
	Minority interest in Operating Partnership	1,750	1,300	6,343	2,756
	Loss on asset sales other than outparcels	-	-	13,787	-
	Depreciation and amortization - real estate	12,084	10,679	23,755	21,673
	Depreciation in JV and other line items	466	488	919	910
	Depreciation from discontinued operations	-	401	387	801
	Cash flow support	80	764	871	1,529
	Funds from Operations, before allocations to minority
	interests and preferred shares (1 & 2)	15,550	15,854	32,326	27,652
	Less:
	Amount allocable to preferred shares	(3,404)	(3,404)	(6,806)	(6,806)
	Amount allocable to minority interest	(1,855)	(3,238)	(4,972)	(5,533)
	Funds from Operations applicable to common shares (1 & 2)	$10,291	$9,212	$20,548	$15,313

	Weighted average common shares outstanding - basic (3)	32,170	27,619	32,110	26,918

	Cash Flows (from consolidated statement of cash flows):
	Net cash provided by operating activities	$22,651	$13,856	$31,637	$19,600
	Net cash (used in) investing activities	$(10,016)	$(3,938)	$(16,006)	$(7,394)
	Net cash (used in) financing activities	$(10,084)	$(17,847)	$(18,316)	$(23,069)

(1)	Funds from Operations is defined above.
(2)

Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs, (iii) should not be considered as an alternative 'to net income for purposes of evaluating the Company's operating performance, and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.

(3)

Excludes 326,000 and 413,000 common shares for the six months ended June 30, 2003 and 2002, respectively, for the dilutive effect of stock options under the Company's share incentive plans, computed using the treasury stock method.



Comparison of Three and Six Months Ended June 30, 2003 to the corresponding period in 2002

- Revenues

Total revenues for the second quarter of 2003 were $49.5 million, up $4.4 million, or 10 percent, from $45.1 million for the same period in 2002. $3.8 million of this increase (or 8%) is attributable to the two mall acquisitions completed in late 2002.

The composition of the remaining increase of $0.6 million is as follows: a) a $0.5 million increase in mall shop and anchor-base minimum rents due to higher occupancy and rental rates; b) higher temporary and seasonal leasing revenues of $0.1 million, c) higher recovery income of $0.1 million, d) higher miscellaneous revenues and utility income of $0.3 million, offset by e) $0.1 million in lower lease buyout income, f) $0.2 million of lower straight-line rents, and g) $0.1 million in lower mall shop and anchor percentage rents.

Total revenues for the first six months of 2003 were $99.9 million compared to $90.8 million for the comparable period of 2002, an increase of $9.1 million, or 10%. The two malls acquired in late 2002 accounted for $7.7 million (or 8.5%) of this increase.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the second quarter of 2003 were $18.6 million, an increase of $2.1 million compared to the corresponding period in 2002. $1.3 million of this increase was attributable to the two acquisition properties. The remainder of this increase compared to 2002 was primarily caused by higher insurance, security, real estate taxes, and general wage increases.

Depreciation and amortization expense for the second quarter of 2003 was $12.1 million, an increase of $1.4 million from the second quarter of 2002. Depreciation and amortization on the two malls acquired in 2002 totaled $1.2 million in the second quarter of 2003.

Total mall operating costs (excluding depreciation and amortization) for the first six months of 2003 totaled $38.2 million compared to $33.6 million for the comparable period of 2002, an increase of $4.6 million. The two mall acquisitions accounted for $2.5 million of this increase with most of the remaining increase being attributable to higher insurance, security, real estate taxes, snow removal, and general wage increases.

Depreciation and amortization for the first six months of 2003 amounted to $23.8 million, or $2.1 million higher than the corresponding period of 2002. Depreciation and amortization expense on the two malls acquired in 2002 totaled $2.3 million for the first six months of 2003.

- General, Administrative and Interest Expenses:

For the second quarter of 2003, general and administrative expenses were $3.1 million, an increase of $1.7 million from the second quarter of 2002. Substantially all of this increase relates to costs associated with the Company's proposed merger with PREIT.

Interest expense was $12.7 million in the second quarter of 2003 compared with $12.6 million in the second quarter of 2002. Interest related to the new loans on the acquisition properties was $0.8 million; other interest costs were $0.7 million lower, primarily due to lower rates on variable-rate debt and also due to the lower rate and lower outstanding balance on the Schuylkill Mall loan that was amended in the fourth quarter of 2002.

General and administrative expenses for the first six months of 2003 totaled $6.0 million, or $3.1 million higher than the first six months of 2002. Year-to-date through June 30, 2003, approximately $3.0 million has been expensed relating primarily to legal, accounting, and financial advisory services for the proposed merger with PREIT.

Interest expense for the first six months of 2003 were $25.4 million compared to $25.3 million for the comparable period of 2002. Interest expense related to the new loans on the acquisition properties was $1.7 million for the six months ended June 30, 2003; other interest costs were $1.6 million lower in 2003, primarily due to lower rates on variable-rate debt and due to a lower rate and lower outstanding balance on the Schuylkill Mall loan that was amended in late 2002 and due to the scheduled amortization of the GECC Mortgage Loan.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land for the first six months of 2003 was $0.1 million, the same as the first six months of 2002.

- Discontinued Operations and Loss on Sale of Oak Ridge Mall

As described in Note 6, Oak Ridge Mall was sold on March 31, 2003 at a loss of $13.8 million. The financial statements for the quarter and for prior periods show Oak Ridge Mall as discontinued operations. Carlisle Plaza Mall which was sold in October 2002 is also shown as discontinued operations in the prior period statements.

- Net Loss:

The net income for the second quarter of 2003 was $1.2 million compared to net income of $2.2 million in the second quarter of 2002. After deducting preferred dividends, there was a net loss of $2.2 million applicable to common shares, compared to a net loss of $1.2 million for the second quarter of 2002.

For the first six months of 2003, the Company reported a net loss of $13.7 million compared to $0 net income for the first six months of 2002. The 2003 results include a $14.0 million loss from discontinued operations which primarily relates to the $13.8 million loss on the sale of Oak Ridge Mall on March 31, 2003. For the first six months of 2002, the loss from discontinued operations amounted to $0.4 million and is associated with both Carlisle Plaza Mall (sold in 2002) and Oak Ridge Mall (sold in 2003). After deducting preferred dividends, there was a net loss applicable to common shares of $20.5 million for the first six months of 2003 compared to a net loss of $6.8 million for the comparable period of 2002.

- Funds from Operations:

For the quarter ended June 30, 2003, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $15.6 million, down from $15.9 million in the same quarter of 2002. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $10.3 million, compared to $9.2 million in the same quarter of 2002. The net decrease in total FFO of $0.3 million was largely comprised of the following: a) a $1.0 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; b) $0.1 million in higher temporary and seasonal leasing revenues; c) lower interest expense of $0.7 million primarily as a result of lower interest rates, d) a $1.7 million contribution from the two acquisition properties, acquired in late 2002, net of $0.8 million in mortgage interest; and e) $0.3 million of higher miscellaneous mall revenues. These positive variances in FFO were offset by: f) $0.1 million in lower lease buyout income, g) $0.8 million in higher mall operating costs, net of recoveries, h) $0.5 million in lower anchor base and percentage rents, i) $1.6 million in costs associated with the proposed merger with PREIT, j) $0.2 million in higher net general and administrative expenses, and k) $0.8 million reduction in FFO due to the sale of Carlisle Plaza Mall in October 2002 and Oak Ridge Mall in March 2003 and due to the elimination of the Cash Flow Support obligation.

For the first six months of 2003, FFO before allocations to minority interest and to preferred dividends was $32.3 million compared to $27.7 million for the first six months of 2002. The primary composition of this increase in FFO relates to: a) a $3.4 million contribution from the two mall acquisitions in 2002; b) $4.3 million loss on debt extinguishment in the first quarter of 2002; c) $1.6 million in lower interest costs in 2003; d) $3.0 million in expenses relating to the proposed merger with PREIT; and e) $1.2 million less in 2003 from lease buyout income and from the sale of Carlisle Plaza Mall and Oak Ridge Mall and from the elimination of amounts received under the Support Agreement.

EBITDA - Earnings before Interest, Taxes, Depreciation and Amortization

The computation of EBITDA is shown below for the six months ended June 30, 2003 and 2002 (in thousands) and sets forth a reconciliation to net income (loss), which the Company believes is the most directly comparable GAAP number to EBITDA:
	Six Months Ended
	June 30,

	2003	2002

Net (loss)	$(13,736)	$(17)
Minority interest in Operating Partnership	6,343	2,756
(Loss) income before minority interest	(7,393)	2,739
Interest	25,411	25,317
Depreciation and amortization - real estate	23,755	21,673
Loss on sale of Oak Ridge Mall	13,787	-
Loss on early extinguishment of debt	-	4,314
Interest from discontinued operations	124	1,039
Depreciation from discontinued operations	387	801
Depreciation in G & A and in recoverable costs	770	749
Interest on 50% joint venture	330	330
Depreciation on 50% joint venture	280	280
Total EBITDA, as reported	$57,451	$57,242

For the six months ended June 30, 2003, EBITDA was $57.5 million compared to $57.2 million for the comparable period of 2002. EBITDA was largely impacted by the same factors as FFO above, except for interest costs, loss on early extinguishment of debt, and preferred share dividends, which are not included in EBITDA, as defined.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other items, SFAS 145 rescinds FASB Statement No. 4 "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The Company has adopted the provisions of SFAS 145 in the first quarter of 2003 and, consequently, has reclassified the $4.3 million loss on the early extinguishment of debt, which occurred in the first quarter of 2002, from an extraordinary loss to income from continuing operations.

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

FIN 46, "Consolidation of Variable Interest Entities," is effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity, the Company must disclose the nature, purpose, size and activity of the variable interest entity and the Company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company has adopted this requirement as of January 31, 2003, and no variable interest entities were identified.

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

FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with limited exceptions, and its provisions are to be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have any impact on its results of operations or its financial position, as the Company does not currently have any derivatives or hedging activities.

FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. Certain financial instruments which had previously been classified as equity may now have to be classified as a liability if they meet the provisions of SFAS 150. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the implementation of this statement will not have a material impact on the Company's results of operations or financial position.

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary, CAIC. At June 30, 2003 Crown Investments and its subsidiary owned 14.99% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 85.01%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on three of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account was reduced below zero, and there was a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 was limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. As described in Note 6 to the interim Consolidated Financial Statements, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall and the Merger Agreement. As a result of these amendments, the minority partner has no further obligation to make cash flow support payments to the Operating Partnership and the minority interest balance at June 30, 2003 is zero. An additional amount of $9.8 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first six months of 2003. On a cumulative basis, $23.9 million of such losses have been absorbed by the Company, through and including June 30, 2003.

2003 Cash Flows

For the six months ended June 30, 2003, the Company generated $31.6 million in cash flows from operating activities. The Company invested $16.0 million in its existing properties during the first six months of 2003 which included $11.8 million in tenant allowances and associated leasing costs and $4.2 million in various other capital expenditures. The Company used $18.3 million in its financing activities, which included (i) additional borrowings of $24.7 million, net of escrow deposits, issuance costs, and prepayment penalties; (ii) $21.2 million of debt repayments and loan amortization; (iii) $24.6 million of common and preferred dividends; (iv) $0.9 million of cash flow support payments and (v) $1.9 million of proceeds from the Dividend Reinvestment Plan and issuance of common shares.

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

As described in Note 4 to the interim Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At June 30, 2003 the borrowing capacity was approximately $163 million and the balance outstanding on the line of credit was $144.7 million. As also described in Note 4, twenty-one malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants or had received appropriate lender waivers as of and during the period ended June 30, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies, and one of these two insurance companies has been downgraded three times. The Company has replaced the downgraded insurance company that had provided general liability coverage with an insurance company whose ratings currently exceed the loan requirements. With respect to the other insurance company, in each instance all lenders have approved the continued use of the insurance carrier provided no further rating downgrades occur. The current lender approvals are effective until the insurance renewal dates in April 2004 (for property coverage) and September 2004 (for workers' compensation, automobile and excess liability coverages). If a further rating downgrade were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled policy renewal dates in April and September 2004. While management believes that it would be able to replace the downgraded insurance company as part of the normal policy renewal cycles, or sooner if so required due to any future rating downgrade not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

As of June 30, 2003, the scheduled principal payments on all outstanding debt are $4.6 million, $155.3 million, $41.8 million, $12.5 million, and $13.2 million for the years ended December 31, 2003 through 2007, respectively, and $526.3 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2002, 2001, and 2000 were 2.30 to 1, 2.17 to 1, and 2.12 to 1, respectively.

- Property Acquisitions

Valley View Mall - In September 2002, the Company completed the acquisition of Valley View Mall, an enclosed shopping mall, located in LaCrosse, Wisconsin. The purchase price, excluding closing costs and expenses, of the mall was $49.92 million, and was funded partially by a $37.0 million mortgage loan and partially from the Company's line of credit. See Note 5 to the interim Consolidated Financial Statements.

Wiregrass Commons Mall - In November 2002, the Company completed the acquisition of Wiregrass Commons Mall located in Dothan, Alabama, located in the southeastern corner of Alabama adjacent to Georgia and the Florida panhandle. The purchase price excluding closing costs and expenses, was $40.25 million and was financed by a $30.0 million floating rate mortgage loan $4.5 million of borrowings from the Company's line of credit, and the balance in cash. See Note 5 to the interim Consolidated Financial Statements.

- Property Dispositions

With regard to the Company's disposition strategy, the Company will dispose of any of its Properties, if, based upon management's periodic review of the Company's portfolio, the Board of Trustees determines that such action would be in the best interests of the Company. The Company regularly evaluates property dispositions in order to recycle capital for future investment opportunities, to reduce debt leverage, or to enhance cash flows and liquidity. It is possible that the net sales proceeds for some properties, if sold in the future, could be lower than their current net book value, which would result in a loss upon possible future sale.

Carlisle Plaza Mall - As further described in Note 6 to the interim Consolidated Financial Statements, on October 29, 2002, the Company sold Carlisle Plaza Mall to an unrelated party for $5.8 million. In connection with the sale, the mortgage loan of $6.0 million was repaid in full. In addition, $0.8 million of Industrial Development Authority bonds related to Carlisle Plaza Mall were paid off prior in December 2002.

Oak Ridge Mall - As described in Note 6 to the interim Consolidated Financial Statements, in March 2003 Oak Ridge Mall was sold to Crown Investments. Oak Ridge Mall ("Oak Ridge"), located in Oak Ridge, Tennessee, was classified as held for operating purposes at December 31, 2002 under SFAS 144. Oak Ridge Mall had an aggregate net real estate carrying value of $25.2 million and debt of $13.6 million as of December 31, 2002.

In May 2002 the Company's Board of Trustees approved an agreement to sell Oak Ridge Mall, to an unrelated third party. The independent members of the Board of Trustees ("Independent Trustees") concurrently approved an amendment of the Support Agreement (see Note 6 to the interim Consolidated Financial Statements) regarding the cash flow support obligations of Crown Investments with respect to Oak Ridge. However, the effectiveness of this proposed amendment was expressly conditioned upon the completion of the sale. The purchase agreement with the third party was extended and amended several times since May 2002 (including a reduction of the purchase price from $12.0 million to $10.6 million), and a variety of conditions required for closing with the third party continued to be unsatisfied.

Consequently, on March 28, 2003 the Independent Trustees instead approved the sale of Oak Ridge Mall to Crown Investments for estimated fair value of $11.4 million. The $11.4 million purchase price was be satisfied through issuance of a promissory note by Crown Investments; such promissory note was then distributed in a non-liquidating distribution to CAIC, effectively reducing CAIC's common percentage ownership interest in the Operating Partnership equivalent to 1,159,794 common partnership units. CAIC is a wholly-owned subsidiary of Crown Investments and is a minority limited partner in the Operating Partnership. In connection with the approved sale, the Company paid off the current $13.4 million mortgage loan balance on Oak Ridge and assigned to Crown Investments the existing agreement of sale with the third party, as amended. The Company will manage Oak Ridge for a fee on behalf of Crown Investments. Crown Investments agreed that it will pay to the Company an amount equal to 90% of the amount, if any, by which the net proceeds received on the sale to any unrelated third party of Oak Ridge by Crown Investments concluded within six years of the purchase by Crown Investments exceeds Crown Investments' total investment in Oak Ridge (defined to include $11.4 million plus the aggregate amount of all additional investments made by Crown Investments in Oak Ridge plus an 8% return compounded annually on this sum).

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

As part of the merger, PREIT will issue new preferred shares to the current holders of the Company's outstanding non-convertible senior preferred shares. The terms of the new PREIT preferred shares will be substantially the same as the existing preferred shares of the Company. In addition, PREIT has agreed to assume the Company's mortgage debt, described in Note 4 to the interim Consolidated Financial Statements. PREIT currently expects to repay the Company's secured revolving credit facility with GECC with proceeds from additional debt financing which PREIT is currently negotiating with prospective lenders together with additional borrowings under PREIT's existing line of credit.

On the effective date of the merger, PREIT's board of trustees will be increased by two. Mark E. Pasquerilla, the Company's Chairman, Chief Executive Officer and President, and one other member of the Company's current Board of Trustees to be selected by PREIT will serve on PREIT's board of trustees as the two additional members.

The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. PREIT filed a registration statement on Form S-4 (which included a joint proxy statement/prospectus and other relevant documents) with the United States Securities and Exchange Commission (the "SEC") concerning the merger on August 12, 2003. Crown expects to call a meeting of its shareholders to approve the proposed merger and will mail the joint proxy statement/prospectus to its shareholders in connection with the merger. Certain of the Company's trustees and executive officers, including Mark E. Pasquerilla, have agreed to vote in favor of the merger.

Under the terms of the merger agreement, a termination fee of up to $20 million will be payable to either the Company or PREIT by the other party if the merger is not completed in certain specified circumstances.

Prior to the closing of the merger, the Company intends to continue to pay its quarterly dividends to its common and preferred shareholders.

In connection with entering into the merger agreement with PREIT, the Company's Independent Trustees approved another amendment to the Support Agreement under which Crown Investment's percentage ownership in the Operation Partnership was further reduced by an amount equivalent to 500,000 common partnership units effective on May 13, 2003. In consideration of this reduction in its ownership interest, Crown Investments is no longer obligated to make payments under the Support Agreement after May 13, 2003. The reduction in ownership interest had a value of approximately $5.3 million, based on the closing price of the Company's common shares on May 12, 2003 (which was $10.69). Amounts owed to the Company under the Support Agreement for the period from April 1 to May 13, 2003 were $0.08 million and were paid by Crown Investments to the Operating Partnership; the Operating Partnership made a non-pro-rata cash distribution to Crown Investments with respect to the 500,000 units for the period from January 1 to May 13, 2003 of $0.16 million.

As a result of the May 13, 2003 amendment to the Support Agreement and the related reduction in Crown Investments' ownership interest, the common ownership interests of the partners in the Operating Partnership changed as summarized in the following table:
	Before	After
General and Majority Partner:
Crown American Realty Trust (the Company)	83.81%	84.92%
Limited Minority Partners:
Crown Investments Trust	14.55%	13.42%
Crown American Investment Company	1.64%	1.66%
Totals	100.00%	100.00%

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at June 30, 2003.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with its $174.7 million of variable-rate debt, which represents 30% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Period ending December 31,
						2008 and
	2003	2004	2005	2006	2007	thereafter
	(six months)	(year)	(year)	(year)	(year)
Long-term debt
Fixed rate debt	$ 4.6	$ 10.6	$ 11.8	$ 12.5	$ 13.2	$ 526.3
Average rate debt	7.17%	7.20%	7.18%	7.26%	7.43%	7.43%
Variable rate debt	-	$ 144.7	$ 30.0	-	-	-
Average interest rate	-	3.37%	3.12%	-	-	-

Interest rate risk for the Company increased during the six months ended June 30, 2003 due to an increase in variable rate debt from $132.6 million at December 31, 2002 (including debt related to discontinued operations) to $174.7 million at June 30, 2003. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases.

A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.2 million based on the level of variable rate debt outstanding at June 30, 2003.

Item 4: CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
31.1
Rule 13a-14 (a) Certification of Chief Executive Officer (b)
31.2
Rule 13a-14 (a) Certification of Chief Financial Officer (b)
32.1
Section 1350 Certification of Chief Executive Officer (b)
32.3
Section 1350 Certification of Chief Financial Officer (b)
(a)
Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993
(b)
Filed herewith

(b) Reports on Form 8-K

The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003, including the dates filed, the items reported and listing any financial statements filed:

    dated and filed May 14, 2003, Item 9 - containing Regulation FD disclosure; and

    dated June 9, 2003 and filed June 19, 2003, Items 5 and 7 - restatements of the Company's Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk and Financial Statements and Supplementary Data from the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: August 14, 2003	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: August 14, 2003	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)