Form 10-Q
period 2003-09-30
CROWN AMERICAN REALTY TRUST
filed 2003-11-07
CIK 905134

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number:  1-12216

CROWN AMERICAN REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland

(State or other jurisdiction of incorporation or organization)

25-1713733

(IRS Employer Identification No.)

Pasquerilla Plaza, Johnstown, Pennsylvania  15901

(Address of principal executive offices)

(814) 536-4441

(Registrant's telephone number)

As of October 31, 2003, 32,540,026 Common Shares of Beneficial Interest of the registrant were issued and outstanding.

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

Crown American Realty Trust

Form 10-Q

For the Quarterly Period ended September 30, 2003

INDEX
Part I -	Financial Information		Page

	Item 1:	Financial Statements

		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

		Consolidated Statements of Operations for the three and nine months ended
		September 30, 2003 and 2002	4

		Consolidated Statement of Shareholders' Equity for the nine months ended
		September 30, 2003	5

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7 - 17

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	17 - 28

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4:	Controls and Procedures	29

Part II	Other Information

	Item 1:	Legal Proceedings	29

	Item 2:	Changes in Securities	29

	Item 3:	Defaults Upon Senior Securities	29

	Item 4:	Submission of Matters to a Vote of Security Holders	29

	Item 5:	Other Information	29

	Item 6:	Exhibits and Reports on Form 8-K	30

	Signatures		31



CROWN AMERICAN REALTY TRUST
Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(in thousands, except share and per share data)
Assets

Income-producing properties:
Land	$156,177	$156,338
Buildings and improvements	1,091,514	1,072,366
Deferred leasing and other charges	39,999	43,038
	1,287,690	1,271,742
Accumulated depreciation and amortization	(510,903)	(481,284)
	776,787	790,458

Minority interest in Operating Partnership	-	3,265

Investment in joint venture	2,681	3,114
Cash and cash equivalents, unrestricted	11,849	14,122
Restricted cash and escrow deposits	7,454	8,967
Tenant and other receivables	14,870	14,813
Deferred charges and other assets	17,762	19,384
Assets from discontinued operations	-	25,309
	$831,403	$879,432

Liabilities and Shareholders' Equity

Debt on income-producing properties	$754,435	$737,566
Accounts payable and other liabilities	42,973	44,569
Liabilities from discontinued operations	-	13,952
	797,408	796,087

Commitments and contingencies

Shareholders' equity:
Non-redeemable senior preferred shares, 11% cumulative,
$.01 par value, 2,500,000 shares authorized and issued
at both September 30, 2003 and December 31, 2002	25	25
Common shares, par value $.01 per share, 120,000,000 shares
authorized, 34,069,224 and 33,572,694 shares issued at
September 30, 2003 and December 31, 2002, respectively.	340	335
Additional paid-in capital	368,893	365,247
Accumulated deficit	(319,682)	(266,554)
	49,576	99,053
Less common shares held in treasury at cost; 1,534,398
shares at both September 30, 2003 and December 31, 2002	(14,652)	(14,652)

Less preferred shares held in treasury at cost; 25,000 shares at
both September 30, 2003 and December 31, 2002	(929)	(929)

Accumulated other comprehensive loss	-	(127)
	33,995	83,345
	$831,403	$879,432

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Rental operations:
Revenues:
Minimum rent	$31,396	$28,043	$92,410	$83,899
Percentage rent	1,209	1,259	4,361	4,303
Property operating cost recoveries	11,455	10,127	33,981	29,987
Temporary and promotional leasing	2,435	2,044	7,256	6,263
Utility redistribution income	3,665	3,680	10,561	10,400
Miscellaneous income	821	410	2,320	1,514
	50,981	45,563	150,889	136,366

Property operating costs:
Recoverable operating costs	14,747	13,112	44,383	38,698
Property administrative costs	774	710	2,320	2,145
Other operating costs	958	667	2,859	2,010
Utility redistribution expense	3,013	3,056	8,148	8,259
Depreciation and amortization	12,209	11,207	35,964	32,880
	31,701	28,752	93,674	83,992
	19,280	16,811	57,215	52,374
Other expenses:
General and administrative	2,511	1,419	8,489	4,289
Interest	12,763	12,398	38,174	37,715
Loss on early extinguishment of debt	-	-	-	4,314
	15,274	13,817	46,663	46,318
	4,006	2,994	10,552	6,056

Property sales, disposals and adjustments:
Gain on sale of outparcel land	191	-	274	94
	191	-	274	94

Minority interest in Operating Partnership	(1,229)	(1,354)	(7,572)	(4,110)

Income from continuing operations	2,968	1,640	3,254	2,040

Discontinued operations:
Loss from discontinued operations	-	(230)	(235)	(647)
Loss on asset sales	-	-	(13,787)	-
	-	(230)	(14,022)	(647)

Net income (loss)	2,968	1,410	(10,768)	1,393
Dividends on preferred shares	(3,403)	(3,403)	(10,209)	(10,209)
Net loss applicable to common shareholders	$(435)	$(1,993)	$(20,977)	$(8,816)

Per common share information:
Basic and Diluted EPS:
Loss from continuing operations before
discontinued operations, net of preferred
dividends	$(0.01)	$(0.05)	$(0.21)	$(0.29)
Loss from discontinued operations	-	(0.01)	(0.44)	(0.02)
Net loss	$(0.01)	$(0.06)	$(0.65)	$(0.31)

Weighted average shares outstanding - (000)	32,505	31,984	32,243	28,625

The accompanying notes are an integral part of these statements.





CROWN AMERICAN REALTY TRUST
Consolidated Statement of Shareholders' Equity
(Unaudited)

						Senior
					Common	Preferred	Accumulated
	Senior		Additional		Shares	Shares	Other
	Preferred	Common	Paid in	Accumulated	Held in	Held in	Comprehensive
	Shares	Shares	Capital	Deficit	Treasury	Treasury	Loss	Total
	(in thousands)

Balance, December 31, 2002	$25	$335	$365,247	$(266,554)	$(14,652)	$(929)	$(127)	$83,345

Comprehensive income:
Net loss				(10,768)			-	(10,768)
Net income on cash-flow
hedging activities				-			127	127
Total comprehensive loss				(10,768)			127	(10,641)

Issuance of common shares and
DRIP purchases		5	3,780					3,785

Transfer in of limited partner's
interest in the Operating Partnership			(134)					(134)

Reduction in minority partner's
ownership interest related to
purchase of Oak Ridge Mall				(11,412)				(11,412)

Dividends paid and accrued:
Preferred shares				(10,209)				(10,209)
Common shares				(20,739)				(20,739)

Balance, September 30, 2003	$25	$340	$368,893	$(319,682)	$(14,652)	$(929)	$-	$33,995
The accompanying notes are an integral part of these statements.






CROWN AMERICAN REALTY TRUST
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(in thousands)

Cash flows from operating activities:
Net (income) loss	$(10,768)	$1,393
Adjustments to reconcile net loss to net cash
provided by operating activities:
Minority interest in Operating Partnership	7,572	4,110
Equity earnings in joint venture	(379)	(326)
Depreciation and amortization	38,471	35,291
Operating loss from discontinued operations	235	647
Loss on asset sales	13,787	-
Loss on early extinguishment of debt	-	4,314
Net cash used in discontinued operations	(319)	621
Net changes in:
Tenant and other receivables	(44)	1,993
Deferred charges and other assets	(864)	(4,757)
Restricted cash and escrow deposits	1,355	470
Accounts payable and other liabilities	(1,645)	(9,371)
Net cash provided by operating activities	47,401	34,385

Cash flows from investing activities:
Investment in income-producing properties	(22,043)	(10,941)
Acquisition of enclosed shopping mall	-	(50,004)
Change in investing escrow deposits	(844)	(342)
Distributions from joint venture	535	260
Capital investments in discontinued operations	-	171
Net cash used in investing activities	(22,352)	(60,856)

Cash flows from financing activities:
Proceeds from issuance of debt, net of loan deposits and prepayment penalties	27,694	105,888
Cost of issuance of debt	-	(1,140)
Debt repayments	(9,831)	(94,915)
Dividends and distributions paid on common shares and partnership units	(26,022)	(24,196)
Dividends paid on senior preferred shares	(10,209)	(10,209)
Cash flow support payments	871	2,357
Net proceeds from the issuance of common shares and from exercise of stock options	3,785	47,622
Debt repaid on discontinued operations	(13,610)	(5,379)
Net cash (used in) provided by financing activities	(27,322)	20,028

Net decrease in cash and cash equivalents	(2,273)	(6,443)

Cash and cash equivalents, beginning of period	14,122	16,999

Cash and cash equivalents, end of period	$11,849	$10,556

Supplemental Cash Flow Data:

Interest paid	$36,786	$36,409
Other comprehensive income - hedging activities	$127	$639

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

Proposed Merger

As disclosed in Note 7, on May 13, 2003, the Company entered into a definitive merger agreement with Pennsylvania Real Estate Investment Trust ("PREIT").

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

As of September 30, 2003, the Properties consist of: (1) 26 wholly-owned enclosed shopping malls (together with adjoining outparcels and undeveloped land) located in Pennsylvania, New Jersey, Maryland, Tennessee, North Carolina, West Virginia, Virginia, Georgia, Wisconsin and Alabama (2) a 50% general partnership interest in Palmer Park Mall Venture, which owns Palmer Park Mall located in Easton, Pennsylvania, (3) Pasquerilla Plaza, an office building in Johnstown, Pennsylvania, which serves as the headquarters of the Company and is partially leased to other parties, and (4) a parcel of land and building improvements located in Pennsylvania (under a purchase option) sub-leased to a department store chain ("Westgate anchor pad").

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

The Company is the sole general partner in the Operating Partnership, and at September 30, 2003 the Company held 100% of the preferred partnership interests and 85.1% of the common partnership interests in the Operating Partnership. The Operating Partnership directly owns five malls, the 50% joint venture interest in Palmer Park Mall, Pasquerilla Plaza, and the Anchor Pad. All remaining properties are owned by eight partnerships and limited liability companies that are either 99.5% or 100.0% owned by the Operating Partnership; the remaining 0.5% interests in these second-tier entities are owned by the Company through various wholly-owned subsidiaries. The Operating Partnership owns 100% of Crown American Services Corporation formed in 2002 as a taxable REIT subsidiary to provide labor and other services to the Operating Partnership with respect to certain operating activities. The Operating Partnership also owns 100% of Crown American GC, Inc. formed in 2001 as a taxable REIT subsidiary to sell gift certificates to shoppers at properties owned by the Company. Only the Operating Partnership and Crown American Services Corporation have paid employees. The Operating Partnership manages all properties except the Palmer Park Mall and the Anchor Pad, and also manages other properties for third party owners and provides construction management and other services for third parties.

In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. These consolidated interim financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K as amended on Form 8-K, dated June 9, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Carlisle Plaza Mall, which was sold in October 2002, and Oak Ridge Mall, which was sold in March 2003, are shown as discontinued operations in the accompanying financial statements with all prior periods reclassified. (See Note 6 to the interim Consolidated Financial Statements.) In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary. At September 30, 2003 Crown Investments and its subsidiary owned 14.9% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 85.1%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement had provided for such obligation by the minority partner in the form of cash flow support payments on three of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account was reduced below zero, and there was a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 was shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 was limited to $3.3 million, the then estimated amount of cash flow support to be received over the next twelve months. As described in Note 6 to the interim Consolidated Financial Statements in 2003, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall and due to the Merger Agreement (as described in Note 7 to the interim Consolidated Financial Statements). As a result of these amendments the minority partner has no further obligation to make cash flow support payments to the Operating Partnership and the minority interest balance was reduced to zero as of May 13, 2003 and currently remains at zero. An additional amount of $10.9 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first nine months of 2003. On a cumulative basis, $25.0 million of such losses and excess distributions have been absorbed by the Company, through and including September 30, 2003.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shares, as shown in the Consolidated Statements of Operations, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed the same way except that the weighted average number of common shares outstanding is increased, using the treasury stock method, for the assumed exercise of options under the Company's share incentive plans. The calculation of diluted earnings per share for the nine months ended September 30, 2003 and 2002 would have included approximately 309,000 shares and 308,000 shares respectively, for the assumed exercise of options under the Company's share incentive plans, except that no anti-dilution is permitted as a result of losses reported by the Company. Because no anti-dilution is permitted, diluted and basic EPS are identical.

The calculation of pro forma earnings (loss) per share, computed in accordance with FASB statement No. 148 "Accounting for Stock-Based Compensation" is show in the table below:
Nine Months ended September 30,
	2003	2002
(thousands of dollars, except per share data)

Net loss allocable to common shares, as reported	$ (20,977)	$ (8,816)
Add: Stock-based employee compensation expense included in
net income	-	-
Deduct: Stock-based employee compensation expense determined
under fair value based method for all awards	(31)	(78)
Pro forma net loss allocable to common shares	$ (21,008)	$ (8,894)

Loss per common share:
Basic and diluted, as reported	$ (0.65)	$ (0.31)
Basic and diluted, pro forma	$ (0.65)	$ (0.31)

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

 NOTE 4 - DEBT ON INCOME-PRODUCING PROPERTIES

Debt on income-producing properties, excluding debt on discontinued operations, consisted of the following (in thousands):
	September 30, 2003	December 31, 2002

GECC Mortgage Loan	$ 445,020	$ 450,422
Permanent loans	161,687	163,116
Secured lines of credit	147,728	124,028
	$ 754,435	$ 737,566

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

Permanent Loans

At September 30, 2003, permanent loans consisted of six loans secured by six properties held by the Operating Partnership or its subsidiaries, as follows: (1) a $26.6 million mortgage loan secured by Schuylkill Mall due December 2008 with a fixed interest rate of 7.25%, (2) a $13.6 million mortgage loan secured by Crossroads Mall due July 2008 with a fixed interest rate of 7.39%, (3) a $53.3 million mortgage loan secured by Capital City Mall due January 2012 with a fixed interest rate of 7.61%, (4) a $1.2 million Urban Development Action Grant ("UDAG") loan secured by the Company's headquarters office building due October 2006 with 0% interest, (5) a $37.0 million mortgage loan secured by Valley View Mall due October 2009 with a fixed interest rate of 6.15%, and (6) a $30.0 million mortgage loan secured by Wiregrass Commons Mall due November 2005 (excludes two one-year extensions that may be available) with a variable interest rate of LIBOR plus 2.0%. All the permanent loans except the loans on Capital City Mall, Valley View Mall, and Crossroads Mall are fully guaranteed by either the Company or the Operating Partnership.

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

Secured Lines of Credit

In September 2000 the Company executed a three-year extension and other modifications to its secured revolving credit facility with GECC. The maturity date on the modified line was extended from November 17, 2001 to November 17, 2004. The interest rate on the loan was reduced from LIBOR plus 2.95% to LIBOR plus 2.25%. The maximum potential availability under the line was increased from the former limit of $150 million to $175 million due to the addition of a sixth mall to the collateral base in the fourth quarter of 2000. Actual availability under the line is based on the level of operating income generated at the properties securing the line of credit; at September 30, 2003, total borrowing capacity was approximately $159 million. The revolving credit facility is currently secured by cross-collateralized mortgages on six of the Company's enclosed malls. The facility also includes pre-defined release provisions should the Company sell certain of the malls to third parties. The facility currently is prepayable, subject to an exit fee of approximately $0.8 million, which has been accrued in deferred financing costs and is being amortized over the loan term. Borrowings under this credit facility totaled $147.7 million at September 30, 2003.

In addition to the above facility, the Company has a $6.0 million line of credit with a bank secured by a mortgage on the Company's headquarters office building bearing interest at LIBOR plus 2.25%. The maturity date on this loan was extended to April 30, 2004. There were no amounts outstanding under this line as of September 30, 2003.

Covenants and Restrictions

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to earnings before interest, tax, depreciation and amortization ("EBITDA"), EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants or had received appropriate lender waivers as of and during the period ended September 30, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies, and one of these two insurance companies has been downgraded three times. The Company has replaced the downgraded insurance company that had provided general liability coverage with an insurance company whose ratings currently exceed the loan requirements. With respect to the other insurance company, in each instance all lenders have approved the continued use of the insurance carrier provided no further rating downgrades occur. The current lender approvals are effective until the insurance renewal dates in April 2004 (for property coverage) and September 2004 (for workers' compensation, automobile and excess liability coverages). If a further rating downgrade were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled policy renewal dates in April and September 2004. While management believes that it would be able to replace the downgraded insurance company as part of the normal policy renewal cycles, or sooner if so required due to any future rating downgrade not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

Interest Rates and Swap Agreements

The GECC Mortgage Loan on the Financing Partnership properties and five of the permanent loans with an aggregate principal balance of $576.7 million at September 30, 2003 have fixed interest rates ranging from 6.15% to 7.61% (excluding the UDAG loan which is interest free). The weighted average interest rate on this fixed-rate debt at September 30, 2003 and 2002 was 7.42% and 7.48%, respectively. All of the remaining loans with an aggregate principal balance of $177.7 million at September 30, 2003 have variable interest rates based on spreads ranging from 2.00% to 2.25% above 30 day LIBOR. The weighted average interest rates on the variable rate debt at September 30, 2003 and 2002 were 3.33% and 4.07%, respectively. The weighted average interest rates on variable rate debt during the nine months ended September 30, 2003 and 2002 were 3.47% and 4.11%, respectively.

In the first quarter of 2001, the Company entered into swap agreements on a notional amount of $35 million of the Company's floating rate debt. The effective LIBOR swap rate on the two agreements was 5.197% and their terms expired on February 1, 2003. The Company designated this transaction as a cash flow hedge of a floating-rate liability and applied the guidance set forth in SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) to this transaction. The fair value of these transactions was recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Loss. The current year impact of the mark to market adjustment was to record comprehensive income of $0.1 million for the nine months ended September 30, 2003.

Debt Maturities

As of September 30, 2003, the scheduled principal payments on all debt are as follows (in thousands):
Period Ending December 31,

2003 (three months)	$2,387
2004 (year)	158,272
2005 (year)	41,769
2006 (year)	12,546
2007 (year)	13,193
Thereafter	526,268
$754,435

NOTE 5 - ACQUISITIONS

In late September 2002, the Company completed the acquisition of Valley View Mall, an enclosed regional shopping mall, located in La Crosse, Wisconsin, from The Equitable Life Assurance Society of the United States. Valley View Mall comprises 586,000 square feet of gross leasable area ("GLA"), which includes 37,000 square feet of GLA in a detached strip center. The mall is anchored by Sears, JC Penney, Marshall Fields and Herberger's. The stores occupied by Sears, Marshall Fields and Herberger's, aggregating 256,000 square feet of GLA, together with related parking areas are owned by their anchor occupants. The purchase price, excluding closing costs and expenses, was $49.92 million and was financed by a $37.0 million seven-year fixed rate mortgage loan bearing interest at 6.15%, with the balance funded from the Company's line of credit with GECC. As described in Note 8, in June 2002, the Company raised $47.2 million net proceeds from a common share secondary offering and used those proceeds initially to pay down its line of credit with GECC with the intent of later re-borrowing from the line of credit for acquisitions or for other general corporate purposes.

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

The following represents certain condensed financial statement information on Oak Ridge Mall and Carlisle Plaza Mall for the applicable periods presented in the financial statements (in thousands of dollars):
Nine Months Ended September 30,
	2003	2002

Oak Ridge Mall:

Total revenues	$ 748	$ 2,563
Operating loss	$ (235)	$ (632)
Loss on asset sale	$ (13,787)	$ -

Carlisle Plaza Mall:

Total revenues	$ -	$ 1,454
Operating income (loss)	$ -	$ (15)

	September 30, 2003	December 31, 2002

Oak Ridge Mall:

Total assets (net)	$ -	$ 25,309
Total liabilities	$ -	$ 13,952

NOTE 7 - PROPOSED MERGER WITH PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

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

After the effective date of the merger, PREIT's board of trustees will be increased by two. Mark E. Pasquerilla, the Company's Chairman, Chief Executive Officer and President, and Donald F. Mazziotti, a current Trustee of the Company, will serve on PREIT's board of trustees as the two additional members.

The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. PREIT filed a registration statement on Form S-4 (which included a joint proxy statement/prospectus and other relevant documents) with the United States Securities and Exchange Commission (the "SEC") concerning the merger on August 12, 2003. The Company has established November 11, 2003 as the meeting date of its shareholders to approve the proposed merger and has commenced mailing the joint proxy statement/prospectus to its shareholders in connection with the merger. Certain of the Company's trustees and executive officers, including Mark E. Pasquerilla, have agreed to vote in favor of the merger.

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

For the quarter and nine months ended September 30, 2003, the Company incurred $0.9 million and $3.8 million, respectively, in costs related to the merger. These costs were expensed as incurred, and related mainly to legal, accounting, tax and other advisory fees. The Company expects to incur significant merger related costs upon completion of the merger, which is currently expected to occur in the fourth quarter of 2003. These costs, which will be charged to expense, are expected to include employee severance costs, fees payable to the Company's financial advisor, fees payable to lenders, proxy printing and solicitation costs, costs related to the special shareholder meeting, and ongoing legal, accounting, tax and other advisory fees. In addition, as described in the Merger Agreement and related documents, in connection with and contingent upon the closing of the Merger, Pasquerilla Plaza, an office building in Johnstown, PA owned by the Company and which serves as the Company's corporate headquarters, will be transferred to Crown Investments in exchange for out-parcels of land adjacent to three of the Company's malls which are currently owned by Crown Investments. The exchange will be based on appraised values as determined by a third party appraiser, with any difference to be settled in cash. The appraised value of Pasquerilla Plaza is approximately $9 million less than its current net book value and such excess amount will be charged to expense if and when the exchange occurs just prior to the closing of the merger. The aggregate amount of all the foregoing costs and expenses related to the merger (exclusive of the Pasquerilla Plaza Exchange) that could be incurred in the fourth quarter 2003 could approximate $20 million.

NOTE 8 - COMMON SHARE OFFERING

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

NOTE 9 - CONTINGENCIES AND COMMITMENTS

The Company obtains insurance for workers' compensation, automobile, general liability, property damage, and medical claims. However, the Company has elected to retain a portion of expected losses for property damage, general liability and medical claims through the use of deductibles which generally range up to $0.25 million per occurrence. Provisions for losses expected under these programs are recorded based on estimates, provided by consultants who utilize the Company's claims experience and actuarial assumptions, of the aggregate liability for claims incurred and claims incurred but not reported. The total estimated liability for these losses at September 30, 2003 and December 31, 2002 was $5.6 million and $5.4 million, respectively, and is included in Accounts Payable and Other Liabilities.

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

Commitments

The Company has various purchase commitments related to the operations of their mall assets in the normal course of business which are not material to the financial position or liquidity of the Company. The Company also has commitments under signed leases with open tenants to make future cash allowances and/or to construct tenant premises, which aggregate approximately $2.6 million as of September 30, 2003.

NOTE 10 - SUBSEQUENT EVENT

In October 2003, in connection with the proposed Merger and in recognition of restrictions that have been imposed on five officers relative to exercising existing options, the Compensation Committee of the Board of Trustees authorized amendments to certain option agreements held by five executive officers and one independent trustee. The amendments extended the expiration dates related to 150,000 options held by the trustee and the five officers from December 31, 2003 and January 3, 2004, respectively, to a date equal to six months from the effective date of the merger. In addition, certain option agreements for the five officers aggregating 548,000 shares, that were currently vested and exercisable, were amended to allow the officers to pay the option exercise price and withholding taxes in exchange for common shares of the Company currently owned by such officers, or shares that would be acquired from exercise of the options, or with cash. These amendments resulted in new measurement dates and variable plan accounting, respectively. Accordingly, $0.6 million in compensation expense will be recorded in the fourth quarter related to the extension of the expiration dates. Approximately $1.1 million in additional compensation expense will be recorded in the fourth quarter from applying variable plan accounting to a portion of those options which can be satisfied by surrendering shares to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain of the following comments contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risk and other factors that might cause differences, some of which could be material, and which include, but are not limited to, economic and credit market conditions, the ability to refinance maturing indebtedness, the impact of competition, consumer buying trends, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases and financial stability of tenants within the retail industry, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company. Although management believes that the assumptions made in connection with the forward-looking statements are reasonable, there are no assurances that the assumptions and expectations will prove to have been correct due to the foregoing and other factors.

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the interim Consolidated Financial Statements on pages 3 to 17. As described in Note 6 to the interim Consolidated Financial Statements herein, prior period financial statements have been reclassified to reflect the presentation of Carlisle Plaza Mall and Oak Ridge Mall as discontinued operations, as required by Statement of Financial Accounting Standards ("SFAS") No 144. Prior period operating statistics have also been restated to delete the impact of Carlisle and Oak Ridge from all periods. In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations.

Performance Measurement

The Company's net income and statement of cash flows have been prepared in accordance with GAAP. The Company has also included measures of its financial performance and economic profitability based on its "Funds from Operations" or "FFO", which is a non-GAAP measure. The Company believes that FFO provides useful financial information to investors.

FFO is an important and widely used financial measure of the operating performance of REITs, which is not specifically defined by GAAP. However, FFO provides a relevant basis for comparison among REITs.

NAREIT defines "Funds from Operations" as net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company excludes gains or losses on sales from previously depreciated properties and includes gains (or losses) from the sale of peripheral land and earned cash flow support under the Support Agreement. In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO. The Company adopted this clarification in 2002. In addition, as described in Note 3 to the interim Consolidated Financial Statements, the Company adopted SFAS 145 effective January 1, 2003 and accordingly reclassified losses on early debt extinguishments that occurred in prior periods from extraordinary losses to income from continuing operations. Funds from Operations as previously reported did not include extraordinary losses from early debt extinguishments, based on NAREIT's definition. However, with the reclassification of such losses from extraordinary losses to income from continuing operations, these losses are now included in Funds from Operations. A reconciliation of net income (loss) determined in conformity with GAAP to Funds from Operations is included on page 19 in Item 2 herein.

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

Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) is not necessarily indicative of cash available to fund all cash flow needs, (iii) should not be considered as an alternative to net income (loss) determined in conformity with GAAP for purposes of evaluating the Company's operating performance, and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.



The following information is provided to reconcile net income which the Company believes is the most directly comparable GAAP number to FFO for the periods indicated.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2003	2002	2003	2002
		(in thousands)

Net income (loss)		$2,968	$1,410	$(10,768)	$1,393
	Adjustments:
	Minority interest in Operating Partnership	1,229	1,354	7,572	4,110
	Loss on asset sales other than outparcels	-	-	13,787	-
	Depreciation and amortization - real estate	12,209	11,207	35,964	32,880
	Depreciation in JV and other line items	445	431	1,364	1,341
	Depreciation from discontinued operations	-	404	387	1,205
	Cash flow support	-	828	871	2,357
	Funds from Operations, before allocations to minority
	interests and preferred shares (1 & 2)	16,851	15,634	49,177	43,286
	Less:
	Amount allocable to preferred shares	(3,403)	(3,403)	(10,209)	(10,209)
	Amount allocable to minority interest	(2,016)	(2,935)	(6,988)	(8,468)
	Funds from Operations applicable to common shares (1 & 2)	$11,432	$9,296	$31,980	$24,609

Weighted average common shares outstanding - basic (3)		32,505	31,984	32,243	28,625

Cash Flows (from consolidated statement of cash flows):
	Net cash provided by operating activities	$15,764	$14,785	$47,401	$34,385
	Net cash (used in) investing activities	$(6,346)	$(53,462)	$(22,352)	$(60,856)
	Net cash (used in) provided by financing activities	$(9,006)	$43,097	$(27,322)	$20,028

(1)	Funds from Operations is defined above.
(2)

Funds from Operations (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs, (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance, and (iv) should not be considered as an alternative to cash flows as a measure of liquidity.

(3)

Excludes 309,000 and 308,000 common shares for the nine months ended September 30, 2003 and 2002, respectively, for the dilutive effect of stock options under the Company's share incentive plans, computed using the treasury stock method.



Comparison of Three and Nine Months Ended September 30, 2003 to the corresponding period in 2002

- Revenues:

Total revenues for the third quarter of 2003 were $51.0 million, up $5.4 million, or 12 percent, from $45.6 million for the same period in 2002. $3.7 million of this increase (or 8%) is attributable to the two mall acquisitions completed in late 2002.

The composition of the remaining increase of $1.7 million is as follows: a) a $0.8 million increase in mall shop and anchor-base minimum rents due to higher occupancy and rental rates; b) higher temporary and seasonal leasing revenues of $0.2 million, c) higher recovery income of $0.2 million, d) higher miscellaneous revenues and utility income of $0.3 million, e) $0.4 million in higher lease buyout income, offset by f) $0.1 million of lower straight-line rents, and g) $0.1 million in lower mall shop and anchor percentage rents.

Total revenues for the first nine months of 2003 were $150.9 million compared to $136.4 million for the comparable period of 2002, an increase of $14.5 million, or 11%. The two malls acquired in late 2002 accounted for $11.3 million (or 8%) of this increase.

- Property Operating Costs:

Total recoverable and non-recoverable mall operating costs (excluding depreciation and amortization) for the third quarter of 2003 were $19.5 million, an increase of $2.0 million compared to the corresponding period in 2002. $1.3 million of this increase was attributable to the two acquisition properties. The remainder of this increase compared to 2002 was primarily caused by higher insurance, security, real estate taxes, and general wage increases.

Depreciation and amortization expense for the third quarter of 2003 was $12.2 million, an increase of $1.0 million from the third quarter of 2002. Depreciation and amortization on the two malls acquired in 2002 totaled $1.2 million in the third quarter of 2003.

Total mall operating costs (excluding depreciation and amortization) for the first nine months of 2003 totaled $57.7 million compared to $51.1 million for the comparable period of 2002, an increase of $6.6 million. The two mall acquisitions accounted for $3.9 million of this increase with most of the remaining increase being attributable to higher insurance, security, real estate taxes, snow removal, and general wage increases.

Depreciation and amortization for the first nine months of 2003 amounted to $36.0 million, or $3.1 million higher than the corresponding period of 2002. Depreciation and amortization expense on the two malls acquired in 2002 totaled $3.5 million for the first nine months of 2003.

- General, Administrative and Interest Expenses:

For the third quarter of 2003, general and administrative expenses were $2.5 million, an increase of $1.1 million from the third quarter of 2002. Substantially all of this increase relates to costs associated with the Company's proposed merger with PREIT.

Interest expense was $12.8 million in the third quarter of 2003 compared with $12.4 million in the third quarter of 2002. Interest related to the new loans on the acquisition properties was $0.8 million; other interest costs were $0.4 million lower, primarily due to lower rates on variable-rate debt and also due to the lower rate and lower outstanding balance on the Schuylkill Mall loan that was amended in the fourth quarter of 2002.

General and administrative expenses for the first nine months of 2003 totaled $8.5 million, or $4.2 million higher than the first nine months of 2002. Year-to-date through September 30, 2003, approximately $3.8 million has been expensed relating primarily to legal, accounting, and financial advisory services for the proposed merger with PREIT.

Interest expense for the first nine months of 2003 was $38.2 million compared to $37.7 million for the comparable period of 2002. Interest expense related to the new loans on the acquisition properties was $2.5 million for the nine months ended September 30, 2003; other interest costs were $2.0 million lower in 2003, primarily due to lower rates on variable-rate debt and due to a lower rate and lower outstanding balance on the Schuylkill Mall loan that was amended in late 2002 and due to the scheduled amortization of the GECC Mortgage Loan.

- Gain on Property Sales and Disposals:

The gain on the sale of outparcel land for the first nine months of 2003 was $0.3 million, compared to $0.1 million for the first nine months of 2002.

- Discontinued Operations and Loss on Sale of Oak Ridge Mall:

As described in Note 6, Oak Ridge Mall was sold on March 31, 2003 at a loss of $13.8 million. The financial statements for the quarter and for prior periods show Oak Ridge Mall as discontinued operations. Carlisle Plaza Mall which was sold in October 2002 is also shown as discontinued operations in the prior period statements.

- Net Loss:

The net income for the third quarter of 2003 was $3.0 million compared to net income of $1.4 million in the third quarter of 2002. After deducting preferred dividends, there was a net loss of $0.4 million applicable to common shares, compared to a net loss of $2.0 million for the third quarter of 2002.

For the first nine months of 2003, the Company reported a net loss of $10.8 million compared to $1.4 net income for the first nine months of 2002. The 2003 results include a $14.0 million loss from discontinued operations, which primarily relates to the $13.8 million loss on the sale of Oak Ridge Mall on March 31, 2003. For the first nine months of 2002, the loss from discontinued operations amounted to $0.6 million and is associated with both Carlisle Plaza Mall (sold in 2002) and Oak Ridge Mall (sold in 2003). After deducting preferred dividends, there was a net loss applicable to common shares of $21.0 million for the first nine months of 2003 compared to a net loss of $8.8 million for the comparable period of 2002.

- Funds from Operations:

For the quarter ended September 30, 2003, Funds from Operations ("FFO") before allocations to minority interest and to preferred dividends was $16.9 million, up from $15.6 million in the same quarter of 2002. FFO including land sales allocable to common shares (after minority interest and preferred dividends) was $11.4 million, compared to $9.3 million in the same quarter of 2002. The net increase in total FFO of $1.2 million was largely comprised of the following: a) a $0.9 million increase in mall shop base and percentage rents as a result of higher average rental rates on both new and renewal leases; b) $0.2 million in higher temporary and seasonal leasing revenues; c) lower interest expense of $0.4 million primarily as a result of lower interest rates; d) a $1.5 million contribution from the two acquisition properties, acquired in late 2002, net of $0.8 million in mortgage interest; e) $0.3 million of higher miscellaneous mall revenues; f) $0.4 million of higher lease buyout income, and g) $0.2 million in higher gains on the sale of outparcel land. These positive variances in FFO were offset by: h) $0.5 million in higher mall operating costs, net of recoveries, i) $0.2 million in lower anchor base and percentage rents, j) $0.9 million in costs associated with the proposed merger with PREIT, k) $0.2 million in higher net general and administrative expenses, and l) $1.0 million reduction in FFO due to the sale of Carlisle Plaza Mall in October 2002 and Oak Ridge Mall in March 2003 and due to the elimination of amounts received under the Support Agreement.

For the first nine months of 2003, FFO before allocations to minority interest and to preferred dividends was $49.2 million compared to $43.3 million for the first nine months of 2002. The primary composition of this increase in FFO relates to: a) a $4.9 million contribution from the two mall acquisitions in 2002; b) $4.3 million loss on debt extinguishment in the first quarter of 2002; c) $2.0 million in lower interest costs in 2003; d) $3.8 million in expenses relating to the proposed merger with PREIT; and e) $1.9 million less in 2003 from the sale of Carlisle Plaza Mall and Oak Ridge Mall and from the elimination of amounts received under the Support Agreement.

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

Minority Interest

Minority interest represents the common partnership units in the Operating Partnership that are owned by Crown Investments and its subsidiary, CAIC. At September 30, 2003 Crown Investments and its subsidiary owned 14.9% of the total common partnership units outstanding. Crown American Realty Trust owns the remaining 85.1%. The minority interest balance is adjusted each year for Crown Investments' and its subsidiary's proportionate share of net income (loss) of the Operating Partnership (after deducting preferred unit distributions), common partnership distributions, and additional capital contributions. Primarily because the distributions on common partnership units have been larger than the Operating Partnership's income (loss) after preferred unit distributions, the minority interest account on the consolidated balance sheets had been declining each year. The balance was reduced below zero in the second quarter of 2000. Under accounting principles generally accepted in the United States, when the minority partner's share of the Operating Partnership's net income (loss) applicable to common shareholders and the minority partner's cash distributions and capital contributions, would cause the minority interest balance to be less than zero, such balance must be reported at zero unless there is a legal obligation of the minority partner to reimburse the Operating Partnership for such excess amounts. The partnership agreement does provide for such obligation by the minority partner in the form of cash flow support payments on three of the Company's malls that were in the lease-up phase at the time of the Company's IPO in 1993. Accordingly, since the minority interest account was reduced below zero, and there was a legal obligation of the minority partner to make additional cash contributions to the Operating Partnership, the minority interest balance at December 31, 2002 is shown on the Consolidated Balance Sheet as an asset. This asset balance at December 31, 2002 was limited to $3.3 million, the estimated amount of cash flow support to be received over the next twelve months. As described in Note 6 to the interim Consolidated Financial Statements, the Cash Flow Support Agreement (the "Support Agreement") was amended significantly in connection with the sale of Oak Ridge Mall and the Merger Agreement. As a result of these amendments, the minority partner has no further obligation to make cash flow support payments to the Operating Partnership and the minority interest balance at September 30, 2003 is zero. An additional amount of $10.9 million, representing the excess losses and distributions over the cash flow support, has been absorbed by the Company in its share of loss from the Operating Partnership for the first nine months of 2003. On a cumulative basis, $25.0 million of such losses have been absorbed by the Company, through and including September 30, 2003.

2003 Cash Flows

For the nine months ended September 30, 2003, the Company generated $47.4 million in cash flows from operating activities. The Company invested $22.4 million in its existing properties during the first nine months of 2003 which included $15.6 million in tenant allowances and associated leasing costs and $6.8 million in various other capital expenditures. The Company used $27.3 million in its financing activities, which included (i) additional borrowings of $27.7 million, net of escrow deposits, issuance costs, and prepayment penalties; (ii) $23.4 million of debt repayments and loan amortization; (iii) $36.2 million of common and preferred dividends; (iv) $0.9 million of cash flow support payments and (v) $3.8 million of proceeds from the Dividend Reinvestment Plan and issuance of common shares.

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

As described in Note 4 to the interim Consolidated Financial Statements, the borrowing capacity under the Company's line of credit with GE Capital Corporation is increased or decreased based on the level of underwritten net operating income, as defined, for the six malls that are mortgaged to secure the line of credit. Underwritten net operating income is calculated quarterly, and the borrowing capacity adjusted up or down accordingly. Underwritten net operating income can increase or decrease depending on the performance of the six malls, and is also reduced for any anchor tenant that declares bankruptcy, even if the tenant continues to operate its store and pay rent. At September 30, 2003 the borrowing capacity was approximately $159 million and the balance outstanding on the line of credit was $147.7 million. As also described in Note 4, twenty-one malls are owned by or ground leased to special purpose consolidated subsidiaries, as required under various loan agreements. The mortgaged malls and related assets owned or ground leased by these special purpose consolidated subsidiaries are restricted under the loan agreements for the debt service and others payments under the related mortgage loans and are not available to pay other debts of the consolidated Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service and reserve payments are made, are available for the general use of the Company.

Some of the above loans and lines of credit contain certain financial covenants and other restrictions, including limitations on the ratios, as defined, of total Company debt to EBITDA, EBITDA to fixed charges, and floating rate debt to total debt; the failure to observe such covenants would constitute events of default under the loans and if not cured by the Company would give the lenders additional rights, including to receive all cash flows from the properties or to require the loan(s) to be repaid immediately. The Company was in compliance with all loan covenants or had received appropriate lender waivers as of and during the period ended September 30, 2003 and through the date hereof. There are ongoing requirements under the GECC Mortgage Loan, the GECC line of credit, the $53.3 million loan on Capital City Mall, and the $37.0 million loan for Valley View Mall to have insurance policies in place with insurance companies that have certain minimum credit ratings, as defined in the respective loan agreements. Two of the major insurance carriers used by the Company, for general liability, workers' compensation, automobile, excess liability and property coverage, had been down-graded by certain rating agencies, and one of these two insurance companies has been downgraded three times. The Company has replaced the downgraded insurance company that had provided general liability coverage with an insurance company whose ratings currently exceed the loan requirements. With respect to the other insurance company, in each instance all lenders have approved the continued use of the insurance carrier provided no further rating downgrades occur. The current lender approvals are effective until the insurance renewal dates in April 2004 (for property coverage) and September 2004 (for workers' compensation, automobile and excess liability coverages). If a further rating downgrade were to occur in the future, the Company may be required to replace the insurance coverage prior to the scheduled policy renewal dates in April and September 2004. While management believes that it would be able to replace the downgraded insurance company as part of the normal policy renewal cycles, or sooner if so required due to any future rating downgrade not waived by lenders, there is no assurance it can do so, because future conditions may prevent the Company from securing such insurance. In addition, the premiums paid may increase significantly from those paid under current insurance policies.

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

As of September 30, 2003, the scheduled principal payments on all outstanding debt are $2.4 million, $158.3 million, $41.8 million, $12.5 million, and $13.2 million for the years ended December 31, 2003 through 2007, respectively, and $526.3 million thereafter. The Company expects to refinance or extend the majority of the maturities over the next five years through additional Company financings and from refinancing the maturing loans. The Company's ability to refinance or extend these loans on or before their due dates depends on the level of income generated by the properties, prevailing interest rates, credit market trends, and other factors that may be in effect at the time of such refinancings or extensions and there is no assurance that such refinancings or extensions will be executed. The ratios of the Company's EBITDA to interest paid on total indebtedness (exclusive of capitalized interest and interest income) for the years ended December 31, 2002, 2001, and 2000 were 2.30 to 1, 2.17 to 1, and 2.12 to 1, respectively.

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

After the effective date of the merger, PREIT's board of trustees will be increased by two. Mark E. Pasquerilla, the Company's Chairman, Chief Executive Officer and President, and Donald F. Mazziotti, a current Trustee of the Company, will serve on PREIT's board of trustees as the two additional members.

The merger is expected to close in the fourth quarter of 2003. The merger is subject to approval by the common shareholders of the Company and PREIT and other customary closing conditions, including consents of the lenders of the Company and PREIT. PREIT filed a registration statement on Form S-4 (which included a joint proxy statement/prospectus and other relevant documents) with the United States Securities and Exchange Commission (the "SEC") concerning the merger on August 12, 2003. Crown has established November 11, 2003 as the meeting date of its shareholders to approve the proposed merger and has commenced mailing the joint proxy statement/prospectus to its shareholders in connection with the merger. Certain of the Company's trustees and executive officers, including Mark E. Pasquerilla, have agreed to vote in favor of the merger.

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

For the quarter and nine months ended September 30, 2003, the Company incurred $0.9 million and 3.8 million, respectively, in costs related to the merger. These costs were expensed as incurred, and related mainly to legal, accounting, tax and other advisory fees. The Company expects to incur significant merger related costs upon completion of the merger, which is currently expected to occur in the fourth quarter of 2003. These costs, which will be charged to expense, are expected to include employee severance costs, fees payable to the Company's financial advisor, fees payable to lenders, proxy printing and solicitation costs, costs related to the special shareholder meeting, and ongoing legal, accounting, tax and other advisory fees. In addition, as described in the Merger Agreement and related documents, in connection with and contingent upon the closing of the Merger, Pasquerilla Plaza, an office building in Johnstown, PA owned by the Company and which serves as the Company's corporate headquarters, will be transferred to Crown Investments in exchange for out-parcels of land adjacent to three of the Company's malls which are currently owned by Crown Investments. The exchange will be based on appraised values as determined by a third party appraiser, with any difference to be settled in cash. The appraised value of Pasquerilla Plaza is approximately $9 million less than its current net book value and such excess amount will be charged to expense if and when the exchange occurs just prior to the closing of the merger. The aggregate amount of all the foregoing costs and expenses related to the merger (exclusive of the Pasquerilla Plaza Exchange) that could be incurred in the fourth quarter 2003 could approximate $20 million.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Accounts receivable and accounts payable carrying amounts approximate the fair value of the accounts receivable and accounts payable balances, respectively, at September 30, 2003.

In the ordinary course of business, the Company is exposed to risks that increases in interest rates may adversely affect interest costs associated with its $177.7 million of variable-rate debt, which represents 24% of total long-term debt, and costs when refinancing maturing fixed-rate debt. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in millions):
	Period ending December 31,
						2008 and
	2003	2004	2005	2006	2007	thereafter
	(three months)	(year)	(year)	(year)	(year)

Long-term debt
Fixed rate debt	$ 2.4	$ 10.5	$ 11.8	$ 12.5	$ 13.2	$ 526.3
Average rate debt	7.18%	7.20%	7.18%	7.26%	7.43%	7.43%
Variable rate debt	-	$ 147.7	$ 30.0	-	-	-
Average interest rate	-	3.37%	3.12%	-	-	-

Interest rate risk for the Company increased during the nine months ended September 30, 2003 due to an increase in variable rate debt from $132.6 million at December 31, 2002 (including debt related to discontinued operations) to $177.7 million at September 30, 2003. The Company's variable rate debt is based primarily on LIBOR, and the Company will incur increasing interest costs if LIBOR increases.

A hypothetical change of 10% in LIBOR, on which the Company's variable interest rates are based, would increase or decrease interest expense by approximately $0.2 million based on the level of variable rate debt outstanding at September 30, 2003.

Item 4: CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
32.2
Section 1350 Certification of Chief Financial Officer (b)
(a)
Filed as an Exhibit to the Company's Registration Statement on Form S-11, effective as of August 9, 1993
(b)
Filed herewith

(b) Reports on Form 8-K

The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003, including the dates filed, the items reported and listing any financial statements filed:

    dated and furnished July 10, 2003, Item 9 - containing Regulation FD disclosure; and

    dated and filed July 28, 2003, Items 7 and 9 - exhibits of the Company's Press release issued July 28, 2003 and Supplemental Financial and Operational Information package for the three and six months ended June 30, 2003 and Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003	CROWN AMERICAN REALTY TRUST
/s/ Mark E. Pasquerilla
Mark E. Pasquerilla Chairman of the Board of Trustees, Chief Executive Officer and President (Authorized Officer of the Registrant and Principal Executive and Operating Officer)
Date: November 7, 2003	CROWN AMERICAN REALTY TRUST
/s/ Terry L. Stevens
Terry L. Stevens Executive Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)
Date: November 7, 2003	CROWN AMERICAN REALTY TRUST
/s/ John A. Washko
John A. Washko Vice President and Chief Accounting Officer (Authorized Officer of the Registrant and Principal Accounting Officer)